Form 10-Q
period 1995-03-31
PEERLESS MANUFACTURING CO
filed 1995-05-11
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended MARCH 31, 1995. Commission File Number 0-5214

                          Peerless Mfg. Co.
- - - - - - - ------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

       Texas                                      75-0724417
- - - - - - - ------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                identification No.)



        2819 Walnut Hill Lane         Dallas, Texas       75229
        P.O. Box 540667               Dallas, Texas       75354
- - - - - - - ------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code    214 357-6181

        None
- - - - - - - ------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                            -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                        Outstanding at March 31, 1995
- - - - - - - -----------------------------         ---------------------------------
Common stock, $1.00 par value                  1,446,742 Shares













                          PEERLESS MFG. CO.

                                INDEX


                                                           Page Number
                                                           -----------

Part I:  Financial Information

         Condensed Consolidated Balance Sheets for the
         periods ended March 31, 1995 and June 30, 1994.        3

         Condensed Consolidated Statements of Earnings
         for the three and nine months ended March 31,
         1995 and 1994.                                         4

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended March 31, 1995 and 1994.         5

         Notes to the Condensed Consolidated Financial
         Statements                                             6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  7 & 8


Part II: Other Information                                      9
























                               2 of 9

                                    PEERLESS MFG. CO.
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,      JUNE 30,
                                                         -------------  ------------
                                                              1995          1994
                                                         -------------  ------------
                                                           (UNAUDITED)     (AUDITED)
          ASSETS
Current assets
   Cash and cash equivalents                                  $900,683      $633,194
   Short term investments                                    2,962,833       636,985
   Accounts receivable                                       4,882,607     8,798,617
   Inventories
      Raw materials                                            835,251       823,933
      Work in process                                        1,864,613     3,688,690
      Finished goods                                           200,888       126,333
   Refundable income taxes                                           0             0
   Other                                                       150,239       443,050
                                                           -----------   -----------
         Total current assets                               11,797,114    15,150,802

Property,plant and equipment-net                             1,272,452     1,227,761
Property held for investment-net                               952,849       987,263
Deferred income taxes                                          235,210       235,210
Other assets                                                   335,719       421,430
                                                           -----------   -----------
                                                           $14,593,344   $18,022,466
                                                           ===========   ===========
         LIABILITIES
Current liabilities
   Notes payable                                                    $0      $260,400
   Accounts payable-trade                                    1,539,198     2,679,907
   Advance payments from customers                             310,716     2,225,225
   Commissions payable                                         430,687       502,531
   Accrued liabilities                                         725,919       875,331
   Federal income tax payable                                   73,480       323,691
                                                           -----------   -----------
      Total current liabilities                              3,080,000     6,867,085

Deferred income taxes                                           78,991        78,991

Stockholders' equity
   Common stock-authorized 4,000,000
      shares of $1 par value;issued 1,446,742 shares in
      Fiscal 1995 and 1,436,742 shares in Fiscal 1994        1,446,742     1,436,742
   Additional paid-in capital                                2,488,370     2,383,870
   Unamortized value of restricted stock issue                (128,578)      (49,841)
   Cumulative foreign currency translation adjustment          (28,439)      (76,063)
   Retained earnings                                         7,656,258     7,381,682
                                                           -----------   -----------
                                                            11,434,353    11,076,390
                                                           -----------   -----------
                                                           $14,593,344   $18,022,466
                                                           ===========   ===========

The accompanying notes are an integral part of these statements.

                                                3 of 9

                                                  PEERLESS MFG. CO.
                                          CONDENSED STATEMENTS OF EARNINGS
                                                     (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                       --------------------------      --------------------------
                                                               March 31,                       March 31,
                                                       --------------------------      --------------------------
                                                          1995            1994            1995            1994
                                                       ----------      ----------      ----------      ----------
Net sales                                              $5,997,882      $7,759,951     $23,479,281     $16,455,213
Cost of goods sold                                      3,977,265       5,011,682      15,530,858      10,686,709
                                                       ----------      ----------      ----------      ----------
      Gross profit                                      2,020,617       2,748,269       7,948,423       5,768,504

Operating expenses
  Marketing and engineering                             1,754,629       1,594,324       5,227,918       4,297,535
  General and administrative                              465,749         476,111       1,295,453       1,287,036
                                                       ----------      ----------      ----------      ----------
      Operating income                                   (199,761)        677,834       1,425,052         183,933

Other income(expense)
   Interest                                                35,335         (22,135)         61,300          14,007
   Sundry                                                 (57,081)         (8,331)       (146,886)            281
                                                       ----------      ----------      ----------      ----------
                                                          (21,746)        (30,466)        (85,586)         14,288
                                                       ----------      ----------      ----------      ----------
Earnings from operations
   before Federal income tax                             (221,507)        647,368       1,339,466         198,221

Federal income tax
   Current                                                (23,195)        251,896         524,606         168,092
   Deferred                                                     0               0               0               0
                                                       ----------      ----------      ----------      ----------
                                                          (23,195)        251,896         524,606         168,092
                                                       ----------      ----------      ----------      ----------

Net earnings                                             (198,312)        395,472         814,860          30,129
                                                       ==========      ==========      ==========      ==========

Net earnings per common share                              ($0.14)          $0.27           $0.56           $0.02
                                                       ==========      ==========      ==========      ==========

Weighted average number of common
   shares outstanding                                   1,446,243       1,436,217       1,446,243       1,436,217
                                                       ==========      ==========      ==========      ==========

Cash dividend per common share                             $0.125          $0.125          $0.375          $0.375
                                                        ==========      ==========      ==========      ==========




The accompanying notes are an integral part of these statements.

                                                        4 of 9

                                          PEERLESS MFG. CO.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                                     For the nine months ended
                                                                             March 31,
                                                                    ---------------------------
                                                                        1995            1994
                                                                    -----------     -----------
Cash flows from operating activities
Net earnings from operating activities                                $814,860         $30,129
   Adjustments to reconcile net earnings to net
      cash provided (used) by operating activities
         Depreciation and amortization                                 295,158         279,001
         Other                                                          35,762          69,354
         Changes in assets and liabilities
            (Increase)decrease in
               Accounts receivable                                   3,993,693        (986,591)
               Inventories                                           1,738,204      (3,175,302)
               Other current assets                                     80,811        (101,280)
               Other assets                                             (2,938)            520
            Increase(decrease) in
               Accounts payable                                     (1,140,712)        830,291
               Commissions payable                                     (71,844)       (183,090)
               Advance payments from customers                      (1,914,509)      2,388,389
               Income taxes payable                                   (250,211)        122,131
               Accrued liabilities                                    (149,412)       (237,800)
                                                                    -----------     -----------
                                                                     2,614,002        (994,377)
                                                                    -----------     -----------
               Cash provided (used) by
                  continuing operations                              3,428,862        (964,248)
Cash flows from investing activities
   Net sales (purchases)
      of short-term investments                                     (2,100,644)        787,336
   Acquisition of equipment                                           (294,470)        (96,020)
                                                                    -----------     -----------
               Net cash (used in) provided by
                  investing activities                              (2,395,114)        691,316
                                                                    -----------     -----------
Cash flows from financing activities
   Dividends paid                                                     (540,279)       (538,498)
   Net borrowing                                                      (260,400)      1,510,400
                                                                    -----------     -----------
               Net cash used in financing activities                  (800,679)        971,902
                                                                    -----------     -----------

Effect of exchange rate on cash                                         47,624         (23,827)
                                                                    -----------     -----------
               Net increase (decrease) in cash
                  and cash equivalents                                 280,693         675,143

Cash and cash equivalents at beginning of period                       619,990         697,439
                                                                    -----------     -----------
Cash and cash equivalents at end period                               $900,683      $1,372,582
                                                                    ===========     ===========


                                              5 of 9




                          PEERLESS MFG. CO.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consoli-dated financial statements contain all adjustments, consisting of only the normal recurring accruals, necessary to present fairly its financial position as of March 31, 1995 and 1994 and the results of operations and cash flows for the nine months then ended.

2. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. Peerless Mfg. Co. designs and manufactures pressure vessels to customer specifications, sales of which are obtained by competitive bids and may result in material sales and profitability increases or decreases when comparing interim periods between years. The Company recognizes sales of custom-contracted pro-ducts at the completion of the manufacturing process, which normally is less than one year.

3. The adjusted backlog of unshipped orders and letters of intent at March 31, 1995, was approximately $15,100,000 as compared to a March 31, 1994 backlog of $16,960,000. Of the $15,100,000 backlog at March 31, 1995, approximately 70% is scheduled to be shipped in the current fiscal year.

4. The Company has a formal agreement with a bank for a $5,000,000 continuing line of credit, renewable annually. Loans under this agreement represent the Company's primary short-term borrowing during the year and bear interest at the prevailing prime rate. Under the terms of this agreement, the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. As of March 31, 1995 the Company had no loans outstanding, with $1,510,000 being outstanding at March 31, 1994.

5. The Company consolidates the accounts of its wholly-owned foreign subsidiary, Peerless International N.V. and its wholly-owned foreign subsidiary, Peerless Europe B.V. and its wholly-owned foreign subsidiary Peerless Europe Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.














                               6 of 9



                          PEERLESS MFG. CO.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
- - - - - - - -------------------------------

As a general policy, the Company maintains corporate liquidity at a level adequate to support existing operations and planned internal growth, and to allow continued operations through periods of unanticipated adversity.

Cash and cash equivalents increased $280,693 from June 30, 1994. Company operations provided $814,860 of cash during the nine months. Offsetting the cash provided by ongoing operations were fixed asset acquisitions amounting to $294,470, the payment of short-term debt in the amount of $260,400, payment of dividends of $540,279, and acquisition of additional short-term investments of $2,100,644.

As indicated, operations provided $814,860 of cash in the nine months ended March 31, 1995. Primarily the funds provided by operations during the current nine month period resulted from a decrease in Accounts Receivable (net of a decrease in Customer Advances) which amounted to $2,079,184 and a decrease in Inventories of $1,738,204. These changes reflect the completion, shipment, and subsequent collection of two large customer orders. A decrease in Accounts Payable during the nine months in the amount of $1,140,712 partially offset the funds provided from the changes in Accounts Receivable and Inventories.

The Company has historically financed and continues to finance plant expansion, equipment purchases, acquisitions and working capital requirements primarily through the retention of earnings, which is reflected by the absence of long-term debt. In addition to retained earnings, the Company has from time to time used a short-term bank credit line of $5,000,000 to supplement working capital. The Company has no material commitments for capital expenditures other than its established program of maintaining existing plant and equipment.


             CHANGES-3RD QUARTER AND NINE  MONTHS  of FISCAL 1995
             ----------------------------------------------------
RESULTS OF            3rd Qtr.   Nine Months
OPERATIONS           1994-1995    1994-1995
- - - - - - - ------------------- ------------ ------------ ------------------------
Sales               ($1,762,069)  $7,024,068

                       -22.71%      +42.69%

  The decrease of current quarter sales when compared to the previous year is the result of a failure to complete approximately $2,000,000 of orders which were scheduled to ship during the quarter. These orders are now rescheduled to ship in the Company's fourth quarter.
Increased sales for the nine months of the current fiscal year was primarily due to two large shipments in the first quarter totaling approximately $5,000,000.
- - - - - - - ----------------------------------------------------------------------
                               7 of 9



RESULTS OF
OPERATIONS
- - - - - - - ------------------- ------------ ------------ ------------------------
Gross Profit Margin  ($727,652)   $2,179,919

                       -26.48%      +37.79%

  Gross margin as a percent of sales was 33.7% and 33.9% for the quarter and nine months of FY 1995 vs. 35.4% and 35.1% for the same periods of FY 1994.  The decline in gross margin percentages in the current fiscal year was primarily due to there being a better product mix of higher margin sales for the three and nine months of fiscal
1994 when compared to the same periods in fiscal 1995.
- - - - - - - ------------------- ------------ ------------ ------------------------
Operating Expenses    $149,943     $938,800

                        +7.24%      +16.81%

  The year to year increase in operating expenses is primarily the result of a rise of $554,000 in commission cost which is directly attributable to the increase in sales volume, and to an increase of
$238,000 in the operating costs of the Company's European subsidiaries and $140,000 increase in SCR engineering expenses which reflects the significant increase in the level of activities currently being experienced in those operations.
- - - - - - - ------------------- ------------ ------------ ------------------------
Other Income(Loss)     $8,720     ($99,874)

  Interest income increased for the quarter by $57,000 when compared to the prior year due to a reduction in accounts receivable and the purchase of short-term investments. A net loss of approximately
$55,400 from the Company's rental activities was the result of maintenance work performed on certain rental properties in preparation for a new lease from previously idle property. Also contributing to the change in other income or (loss) was a provision for profit sharing in the amount of $25,000 accrued during the nine months of fiscal 1995.
- - - - - - - ------------------- ------------ ------------ ------------------------
Net Earnings         ($593,784)    $784,731

  The decrease in net earnings for the three months ended March 31,
1995 when compared to the three months of the preceeding fiscal year is directly attributable to the decline in sales of $1,762,069. The improvement in net earnings for the nine months of fiscal 1995 is also the result of significantly improved sales volume when compared to the nine months of fiscal 1994.
- - - - - - - ----------------------------------------------------------------------










                               8 of 9





                          PEERLESS MFG. CO.

                               PART II

                          OTHER INFORMATION


Item 1 --Legal proceedings
- - - - - - - --------------------------
     Reference is made to Form 10-K Annual Report, Item 3, Page 9, Legal proceedings for the fiscal year ended June 30, 1994. For the three months ended March 31, 1995 there were no new proceedings filed against the Company.



Item 9 --Exhibits and Reports --Form 8-K
- - - - - - - ----------------------------------------
     There were no reports on Form 8-K for the three months ended
     March 31, 1995.




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     PEERLESS MFG. CO.-- Registrant


Dated: May 11, 1995

                              _____________________________________
                              Sherrill Stone
                              Chairman, President and Chief Executive
                              Officer














                               9 of 9