Form 10-K405
period 1995-06-30
PEERLESS MANUFACTURING CO
filed 1995-09-28
CIK 76954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the Transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-5214

                               PEERLESS MFG. CO.

             (Exact name of registrant as specified in its charter)


             TEXAS                                                75-0724417
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

     2819 WALNUT HILL LANE                                          75229

         DALLAS, TEXAS                                            (Zip Code)
     (Address of Principal
       Executive Offices)


     Registrant's telephone number, including area code:  (214) 357-6181

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    Title of Class

    COMMON STOCK, $1.00 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                                -----          -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                               -----

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                       $13,843,910 AT SEPTEMBER 15, 1995

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

                  Class                                    Outstanding at September 15, 1995
                  -----                                    ---------------------------------
      COMMON STOCK, $1.00 PAR VALUE                                    1,446,742

                               DOCUMENTS INCORPORATED BY REFERENCE

                 Document                                        Part of the Form 10-K
                 --------                                        ---------------------
  PROXY STATEMENT FOR ANNUAL MEETING OF
SHAREHOLDERS TO BE HELD NOVEMBER 16, 1995                               PART III
                                                       Page 1 of 35 sequentially numbered pages.
                                                          Index to Exhibits begins on page 33.

                               TABLE OF CONTENTS

ITEM                                                                                                       PAGE
----                                                                                                       ----
PART I

         1       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

         2       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         3       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         4       Submission of Matters to a Vote
                     of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART II

         5       Market for Registrant's Common Equity and
                     Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

         6       Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

         7       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .  9

         8       Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .  14

         9       Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . .  30

PART III

         10      Directors and Executive Officers of
                     the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

         11      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

         12      Security Ownership of Certain Beneficial
                     Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

         13      Certain Relationships and Related
                     Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

PART IV

         14      Exhibits, Financial Statement Schedule,
                     and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                                     PART I


ITEM 1.      BUSINESS.

    Peerless Mfg. Co. (the "Company" or "Registrant") was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. The Company has wholly owned subsidiaries in the Netherlands, the United Kingdom, the Netherlands Antilles and Barbados.

Products and Operations

    The Company is engaged in the business of designing, engineering, manufacturing and selling highly specialized products, referred to as "separators" or "filters," which are used for a variety of purposes in cleaning gases and liquids as they move through a piping system. The Company also packages these products on skids complete with instruments, controls and related valves and piping. These products are used, among other applications, to remove solid and liquid contaminants from natural gas, and salt water aerosols from the combustion intake air of ship board gas turbine and diesel engines.

    The Company also designs, engineers, manufactures and sells specialized products referred to as "pulsation dampeners." These products are used primarily to reduce or eliminate vibrations caused by acoustical pulsations commonly found in piping connected to the reciprocating compressors generally used to move gases and air. Pulsation dampeners reduce noise levels, improve efficiency and prolong the life of piping systems.

    The Company's products are also used as components in selective catalytic reduction systems. Selective catalytic reduction equipment is used to reduce the level of nitrogen oxide (NOx) emissions caused by burning hydrocarbon fuels such as gasoline, natural gas and oil. Additionally, the Company sells gas odorization equipment, quick-opening closures, parts for its products and other miscellaneous items. It also renders certain engineering services.

    While the Company manufactures and stocks a limited number of items of equipment for immediate delivery, the vast majority of its products are designed and constructed for specific customer requirements or specifications. In certain cases, the Company's products and components are designed by the Company but produced by subcontractors under Company supervision.

    The Company markets its products worldwide through manufacturers' representatives, who sell on a commission basis under the general direction of an officer of the Company. Additionally, a number of the Company's employees sell Company products directly to customers. The Company has a sales office in Singapore with a staff of six engineering and administrative employees. The Company's United Kingdom subsidiary, Peerless Europe Ltd., began operations in January of 1992 and currently has a staff of ten full-time employees. The Company's Netherlands subsidiary has three full-time employees.

Customers and Export Sales

    Gas separators and filters are sold to gas producers and gas gathering, transmission and distribution companies, and to chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines. Separators and filters are also sold to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. Marine separation/filtration systems are sold primarily to ship builders. Pulsation dampeners are purchased by customers in the same industries as purchasers of separators and filters (except ship builders and steam generating equipment manufacturers). Selective catalytic reduction equipment is sold to gas turbine operators, refineries and others who desire or may be required to reduce nitrogen oxide (NOx) emissions.

    The Company is not dependent upon any single customer or group of customers. Due to the custom-designed nature of its business and the nature of the products it sells, the Company's major customers typically vary from year to year. During fiscal 1993 and 1995 no single customer accounted for 10% or more of Company revenues. During fiscal 1994, the Company's largest customer, Mobil Oil Indonesia, accounted for approximately 10.5% of Company revenues. No other customer accounted for 10% or more of Company revenues during fiscal 1994.

    Sales to foreign customers have been a part of the Company's business for more than forty years. During fiscal 1995, foreign sales amounted to $17,705,000, or 55.2% of total consolidated revenue. Sales in the Far East were approximately $7.0 million, or 21.8%, $6.3 million, or 24.6%, and $6.9 million, or 26.6%, of net sales in fiscal 1995, 1994 and 1993, respectively. Due to the custom-designed and project-specific nature of its products, the Company's sales to any geographic region may vary from year to year. For a breakdown of the Company's foreign sales by geographic area during fiscal 1995, 1994 and 1993, see Note I of the Notes to Consolidated Financial Statements.

    There are certain risks attendant to the Company's foreign sales. These include the possibility that foreign purchasers may default in the payment of amounts due, and that collection of such amounts may be more difficult than for U.S. customers, that foreign exchange rates may fluctuate adversely, that the U.S. and foreign governments may impose regulatory burdens upon exports and imports of the Company's products, and that the Company may be required to perform its obligations under product warranties, which might result in added expense due to the requirement that it perform such services in a foreign country. The Company has not, however, incurred substantial expenses to date involving these risks.

    The Company believes that its credit and collection risks are reduced to a significant extent because a substantial part of foreign sales are made either to large, well-established foreign companies or to foreign operations of domestic companies. When sales are made to smaller foreign enterprises, the Company generally requires an appropriate guarantee of payment or a letter of credit from a banking institution. In addition, products sold to foreign customers are generally priced to provide a higher profit margin, designed in part to cover the risk of potentially greater warranty costs. In order to minimize the risks of fluctuating currency exchange rates, the Company generally requires payment in U.S. dollars (or in the functional currency of its foreign subsidiaries) for its foreign product sales. The Company hedges its exposure, if substantial, to foreign currency fluctuations on firm commitment sales under contracts that are not denominated in U.S. dollars.

Backlog

    The Company's backlog of unshipped orders at June 30, 1995 was approximately $15,875,000 compared to approximately $17,100,000 in 1994. Virtually all of the June 30, 1995 backlog is presently expected to be shipped in fiscal 1996. Backlog has been calculated under the Company's normal practice of including unshipped orders for products which are deliverable over various periods and which may be changed or cancelled in the future.

Competition and Other Market Factors

    There are a number of competitors in the manufacture and sale of separators, filters and pulsation dampeners, some of which are larger than the Company and have greater financial resources. In addition, several smaller manufacturers also produce custom-designed equipment that is competitive with the Company's specialized products and services. The Company believes that performance, reliability and warranty service are the prime competitive factors in the markets in which it competes. The Company believes that because of its reputation in those areas, it is a world leader in sales of custom-built separators, filters and pulsation dampeners.

    The markets for the Company's products are highly competitive worldwide.
In addition, competition may increase as larger and better financed foreign companies become attracted to the market potential for products manufactured by the Company.

Patents, Licenses and Product Development

    The Company considers itself a world leader in the technology required to design and apply its high efficiency vapor/liquid separation and filtration equipment. The Company believes it is also a leader in the design, manufacture and application of high efficiency pulsation dampeners for reciprocating compressors, and in the production of selective catalytic reduction component equipment. The Company's expenditures for new product development and improvements were approximately $526,000 in fiscal 1995 and $455,000 in fiscal 1994.

    The Company has several patents on its products and processes which are important to its business. However, other companies are marketing competitive products which may not infringe upon the Company's patents.

    Historically the Company's approach to its international markets was through licensing arrangements with fabricators throughout the world. However, in 1992 the Company shifted its emphasis from licensing its foreign sales to a strategy of focusing on direct international marketing through its Singapore sales branch and its European subsidiaries, Peerless Europe

B.V. and Peerless Europe Ltd. The decline in royalty revenues, which is included in net sales, from $455,909 in fiscal 1992 to $184,555, $143,394 and $272,673 in fiscal 1993, 1994 and 1995, respectively, is the result of the change in marketing focus. Because of its change to a direct marketing strategy, the Company believes it is realizing improved sales revenue in place of the royalty revenues received in previous years.

Employees

    At June 30, 1995, the Company and its subsidiaries had approximately 170 employees.

Raw Materials

    The Company purchases the raw materials and component parts essential to its business from established sources with which it has had commercial relationships for many years. During the fiscal year ended June 30, 1995, the Company experienced no unusual problems in purchasing required materials and parts, and the Company believes that raw materials and component parts will be available in sufficient quantities for it to meet anticipated demand for its products. However, conditions may occur from time to time which could make it difficult to obtain desired materials within timely delivery schedules.

Environmental Regulation

    The Company does not believe that its compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or the competitive position of the Company. The manufacturing processes of the Company do not emit substantial foreign substances into the environment. Regulations related to nitrous oxide (NOx) emissions have in the past resulted in increased sales of the Company's component parts for selective catalytic reduction equipment, and further regulations in that area could increase demand for that equipment.

Executive Officers of the Company

    The executive officers of the Company on September 26, 1995 are listed below. Each of these officers has been employed by the Company for at least five years in the same position or a similar capacity, except as noted:

Name and Age                         Position
------------                         --------
Sherrill Stone, 58                   Chairman of the Board, President and Chief
                                     Executive Officer (1)

Edward Perry, 57                     Vice President (2)

G. D. Cornwell, 51                   Vice President (3)

Dayle B. Ellis, 42                   Vice President (4)

Kent J. Van Houten, 42               Chief Financial Officer and Secretary -
                                     Treasurer (5)

____________________

(1) Responsible for formulation of corporate policy, investment and new business opportunities. Additionally, Mr. Stone is responsible for marketing, manufacturing and engineering for the Company in general. Mr. Stone assumed the duties of Chairman of the Board and Chief Executive Officer of the Company on March 31, 1993.

(2) Responsible for marketing, manufacturing and engineering of filters and separators associated with pressure applications.

(3) Responsible for marketing, manufacturing and engineering of liquid vapor separators.

(4) Responsible for marketing, manufacturing and engineering of selective catalytic reduction equipment.

(5)      Mr. Van Houten has been employed by the Company since May 22, 1995.

ITEM 2.      PROPERTIES.

    The principal executive offices of the Registrant are located in Dallas, Texas, on approximately twelve acres of land owned by the Company. These facilities include two one story buildings, one containing approximately 4,000 square feet of space used for the Company's executive and sales offices, and the second containing 3,600 square feet used for research and development. The Company also utilizes 20,000 square feet of a 40,000 square foot building located on the same site, with the remaining portion leased to other companies. Rental income from such properties is not material to the Company's results of operations. The Company owns approximately 21,600 additional square feet of manufacturing facilities in Denton, Texas, and approximately 29,000 square feet of manufacturing facilities in Carrollton, Texas. The Company also owns a 79,800 square foot Dallas manufacturing plant which was closed in 1983, and is now leased to other companies for periods of three years or less.

    During fiscal 1995, the estimated average utilization of the Company's manufacturing facilities was approximately 85% in Denton, Texas, and 85% in Carrollton, Texas. Because of the availability and use by the Company of subcontractors, high utilization rates do not necessarily indicate a capacity problem. The Company believes that its office and manufacturing facilities are adequate and suitable for its present requirements. While future needs may require additional manufacturing facilities, space at the Denton, Texas location is available for expansion. The Company has also determined that a number of locations in the immediate area could be leased in the event future needs require such action.

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time the Company is involved in litigation relating to claims arising in the ordinary course of business operations. In addition, the Company has been named as a defendant in two lawsuits alleging damages suffered by former employees or independent contractors of the Company. In Roy L. Greeson v. Peerless Mfg. Co., filed June 17, 1994 in the 68th Judicial District Court, Dallas County, Texas, the plaintiff alleged that while working for a temporary employment agency, he was assigned to perform work at the Company.
He further asserted that while at the Company he was injured and that the negligence of the Company caused his personal injuries. The plaintiff seeks lost earnings, front pay, past and future medical expenses and damages for past and future pain and suffering. In David Kyle Miller v. Peerless Mfg. Co., filed August 25, 1995 in the 167th Judicial District Court, Dallas County, Texas, the plaintiff, a former employee, alleged that while employed by the Company he was injured and that these injuries were caused by the negligence and gross negligence of the Company. The plaintiff seeks damages including exemplary and/or punitive damages, damages for mental and emotional pain and anguish, physical impairment, loss of income, medical expenses and conscious physical pain and suffering. Neither of the lawsuits specify the amount of damages sought by the plaintiffs. At this early stage of the lawsuits, the Company is unable to determine the likelihood of the Company's success on the merits or the potential exposure to the Company. The Company intends to vigorously defend the cases.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is quoted on the NASDAQ National Market under the symbol PMFG. The Company's Board of Directors reviews the financial position of the Company periodically to determine the advisability of paying dividends. The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for the Company's Common Stock as reported by NASDAQ and cash dividends paid per share.


     Quarter Ended:            Closing Bid Prices
     -------------          -----------------------       Cash Dividends
                             High              Low          Per Share
                            ------            -----         ---------
Fiscal 1994
-----------
September 30, 1993         $ 9             $ 7-1/2           $.125
December 31, 1993           11-1/2           8-1/2            .125
March 31, 1994              12-1/4           9-3/4            .125
June 30, 1994               10-3/4           9                .125

Fiscal 1995
-----------
September 30, 1994         $14             $ 9-3/4           $.125
December 31, 1994           16-1/2          11                .125
March 31, 1995              11-3/4           9-1/2            .125
June 30, 1995               12-3/4           9-1/2            .125

    The number of record holders of the Company's Common Stock on August 17, 1995 was 263. The Company estimates that approximately 700 additional shareholders own shares in broker names.

ITEM 6.      SELECTED FINANCIAL DATA

    The following table sets forth selected financial and other data regarding the Company's results of operations and financial position. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere herein.

                                                               Year ended June 30
                               -----------------------------------------------------------------------------------
                                   1995             1994              1993              1992              1991
                               -----------       -----------       -----------       -----------       -----------
Net sales                      $32,089,132       $25,567,560       $25,797,270       $23,058,643       $23,576,179
Gross profit                    10,583,128         9,038,606         8,828,398         8,518,020         6,999,734
Earnings from
continuing operations
before income taxes              1,860,468         1,227,959           267,092         1,393,594           846,704
Earnings from
continuing operations
before accounting
change                           1,226,246           780,275           155,059           979,549           616,320
Cumulative effect of
initial application of
new accounting
standard for income
taxes                                  ---               ---               ---               ---           233,903
                               -----------       -----------       -----------       -----------       -----------
Net earnings                  $  1,226,246       $   780,275       $   155,059       $   979,549       $   850,223
                               ===========        ==========        ==========        ==========        ==========
Earning per
common share:
Continuing operations                 $.85              $.54              $.11              $.68              $.43
Cumulative effect of
initial application of
new accounting standard
for income taxes                       ---               ---               ---               ---               .16
                               -----------       -----------       -----------       -----------       -----------
Net earnings                   $       .85       $       .54       $       .11       $       .68       $       .59
                               ===========       ===========       ===========       ===========       ===========
Total assets                   $17,156,055       $18,022,466       $14,261,243       $14,669,889       $13,568,322
                               ===========       ===========       ===========       ===========       ===========
Long-term obligations                  ---               ---               ---               ---               ---
Cash dividend per common
share                          $       .50       $       .50       $       .50       $       .50       $       .50
                               ===========       ===========       ===========       ===========       ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Capital Resources And Liquidity

    As a general policy, the Company maintains corporate liquidity at a level it believes adequate to support existing operations and planned growth, as well as continue operations during reasonable periods of unanticipated adversity. Management also intends to direct additional resources to strategic new product development, market expansion and continuing improvement of existing products to enhance the Company's position as a market leader and to promote planned internal growth and profitability.

    The Company has historically financed and continues to finance working capital requirements and any expansion, equipment purchases or acquisitions primarily through the retention of earnings, which is reflected by the absence of long-term debt on the Company's consolidated balance sheet. In addition to retained earnings, the Company has infrequently used a short-term bank credit line of $5,000,000 to supplement working capital. During fiscal 1994 and early fiscal 1995 it was necessary for the Company to use its short-term bank credit line in order to finance a temporary shortfall in working capital. At June 30, 1995, the Company had no amounts outstanding against its credit line. The Company pays an annual commitment fee of 0.25% of the unused balance under the credit line. The Company has no material commitments for capital expenditures other than replacing equipment and maintaining its existing plants and equipment. During fiscal 1995 the Company purchased fixed assets totaling $339,199, consisting primarily of replacement manufacturing equipment, computer hardware and software, office equipment and building improvements. This is compared to purchases of $116,285 during fiscal 1994.

    Working capital increased 6.0% or $512,243 during fiscal 1995 as compared to an increase of $289,364 in fiscal 1994. The increase in working capital resulted primarily through increased sales volume in 1995 compared to 1994, offset slightly by a reduction in gross profit margins associated with Peerless' European operations and an increase in the Company's operating expenses. For further discussion concerning the change in operating expenses, see "Comparison of Fiscal 1995 to Fiscal 1994."

    The following table sets forth certain information related to working capital for the Company's last three fiscal years:

                                                      1995                1994                1993
                                                     ------              ------              ------
 Average working capital as
 a percentage of net sales                            27.5%               31.0%               32.1%
Annual accounts receivable
 turnover(1)                                           6.0                 3.3                 4.4
Annual inventory turnover(2)                           6.7                 4.8                 5.6




(1) Annual accounts receivable turnover is computed by dividing annual net sales by the average monthly accounts receivable.

(2) Annual inventory turnover is computed by dividing the cost of goods sold by the average monthly inventory.

    Although year-end working capital increased from fiscal 1994 to fiscal 1995, the average working capital as a percentage of net sales decrease is related to increased sales volume of approximately $6,500,000 reported in fiscal 1995 over fiscal 1994. The increase in annual accounts receivable turnover reflects the continued growth in domestic and foreign sales of the Company's product lines. Peerless continues to monitor and streamline the Company's receivable collection procedures to enhance and maximize cash flow. The increase in average inventory turnover is due primarily to the elimination of a large foreign project in fiscal 1995 which was in process during the entire fiscal year of 1994. Half of the products related to this job were delivered during the fourth quarter of fiscal 1994 with the second half delivered in the first quarter of fiscal 1995.

Results of Operations

    The following table sets forth various measures of performance expressed as percentages of net sales for the Company's last three fiscal years, as well as the Company's effective income tax rate for the same periods:

                                                1995                 1994                1993
                                              --------             --------            --------
Gross profit margin                             33.0%               35.3%               34.2%
Operating expenses                              27.5%               31.1%               33.8%
Earnings before income taxes                     5.8%                4.8%                1.0%
Effective income tax rate                       34.1%               36.5%               41.9%

Comparison of Fiscal 1995 to Fiscal 1994

Net Sales

    The Company's net sales increased approximately $6,500,000, or 25.5%, to $32,089,000 in fiscal 1995 as compared to $25,568,000 in fiscal 1994. Compared to fiscal 1994, fiscal 1995 domestic sales increased by 27.6% from $11,268,000 to $14,389,000. Foreign sales increased from $14,300,000 in fiscal 1994 to $17,700,000 in fiscal 1995, an increase of 23.8%. The increase was primarily the result of additional sales realized in Western Europe.

    The Company's backlog of unfilled orders declined slightly from $17,100,000 at June 30, 1994 to $15,875,000 at June 30, 1995.

    Sales decreased from $4,612,000 in fiscal 1994 to $3,346,000 in fiscal 1995 at the Company's Singapore sales office. The backlog of unfilled orders at June 30, 1995 includes approximately $425,000 of orders generated through the Singapore office. The Company continues to believe that its sales in the Far East are enhanced by its maintenance of an office in that region of the world.

    During fiscal 1995, Peerless Europe Ltd., the Company's UK subsidiary, contributed fiscal 1995 sales revenue of $3,634,000, representing an increase of $1,491,000, or 69.6% over fiscal 1994 revenue of $2,143,000. Although this subsidiary continued to operate at a small loss during fiscal 1995, with a year-end backlog of approximately $1,800,000, it is currently expected that the subsidiary will be profitable in fiscal 1996.

    Peerless Europe B.V., the Company's Dutch subsidiary which became operational as a trading company late in fiscal 1993, continued its efforts during fiscal 1995 to implement the Company's direct marketing strategy in Europe. Sales revenue increased from $178,000 in fiscal 1994 to $1,155,000 in fiscal 1995, as the subsidiary turned profitable in fiscal 1995 as compared to a loss in fiscal 1994.

    Sales by the Company's SCR (Selective Catalytic Reduction) division improved from $1,458,000 in fiscal 1994 to $3,696,000 in fiscal 1995. During fiscal 1995, the SCR division, which designs and manufactures equipment used to remove nitrogen oxide (NOx) emissions caused by boilers, gas burners, turbines and internal combustion engines, experienced an improvement in its order intake activity and ended the year with a backlog of unfilled orders of approximately $3,832,000.

Gross Profit Margin

    The Company's gross profit margin decreased from 35.3% of net sales in fiscal 1994 to 33.0% of net sales in fiscal 1995. The decrease resulted from a change in product mix of orders completed in fiscal 1995.

Operating Expenses

    Operating expenses increased from $7,953,000 in fiscal 1994 to $8,818,000 in fiscal 1995. However, operating expenses as a percent of sales decreased from 31.1% in fiscal 1994 to 27.5% in fiscal 1995, due primarily to the increase in net sales.

Income Tax

    The Company's effective income tax rate decreased from 36.5% in fiscal 1994 to 34.1% in fiscal 1995. For a further discussion of the Company's federal income taxes, see Note H to the Company's Consolidated Financial Statements.

Comparison of Fiscal 1994 to Fiscal 1993

Net Sales

    The Company's net sales decreased .9% or $229,710 in fiscal 1994 as compared to fiscal 1993. While domestic demand for the Company's products continued to be limited during fiscal 1994, the Company's vigorous pursuit of opportunities in Canada, Europe, the Far East, as well as other parts of the world, continued. Foreign sales for fiscal 1994 were $14,295,000 as compared to $10,325,000 in fiscal 1993. This increase was primarily the result of increased deliveries to Canadian customers and increased sales in northern Europe.

    The Company's backlog of unfilled orders at June 30, 1994 of $17,100,000 compared favorably to an adjusted June 30, 1993 backlog of $12,438,000.

    During fiscal 1994, revenues amounting to $4,612,000 were recorded from orders secured through the Company's Singapore sales office. The backlog of unfilled orders at June 30, 1994 includes approximately $2,600,000 of orders generated through the Singapore office. The Company believes that its sales in the Far East are enhanced by its maintenance of an office in that region of the world.

    During fiscal 1994, Peerless Europe Ltd., the Company's UK subsidiary, contributed sales revenue amounting to $2,143,000, which represented an increase of $414,000 or 24% over the $1,729,000 of revenues generated during fiscal 1993. Although this subsidiary continued to operate at a small loss during fiscal 1994, with a year-end backlog of $2,086,000 it is expected that the subsidiary will be profitable in fiscal 1995.

    Peerless Europe B.V. continued its efforts to implement the Company's direct marketing strategy in Europe. Generating revenues of $178,000 during fiscal 1994, it operated at a loss for the year.

    Sales by the SCR division improved from $929,000 in fiscal 1993 to
$1,458,000 in fiscal 1994.   During fiscal 1994, the SCR division experienced
an improvement in its order intake activity and ended the year with a backlog of unfilled orders amounting to $3,473,000. This year-end backlog compared favorably to the June 30, 1993 backlog of $439,000.

Gross Profit Margin

    The Company's gross profit margin increased to 35.3% of net sales in fiscal 1994 as compared to 34.2% of net sales in fiscal 1993. The increase was due primarily to the gross profit realized from a large foreign contract and an increase in sales of approximately $1,000,000 in fiscal 1994 over fiscal 1993 of products which traditionally carry a higher gross margin than other products sold by the Company.

Operating Expenses

    Operating expenses for fiscal 1994 were $7,953,224, a decrease of $767,037 or 8.8% compared to fiscal 1993. A significant portion of this decrease was the result of cost reduction and control actions implemented in the Singapore sales office. Other operating expense reductions were achieved through the improved control or elimination of certain administrative and personnel costs throughout the Company.

Income Tax

    The Company's effective income tax rate for fiscal 1994 was 36.5% as compared to 41.9% in fiscal 1993. For a further discussion of the Company's federal income taxes, see Note H to the Company's Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Index to Financial Statements

                                                                                                           Page
                                                                                                           ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC
         ACCOUNTANTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1995 AND 1994 . . . . . . . . . . . . . . . . . . . . . . .          16

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS
         ENDED JUNE 30, 1995, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY FOR THE YEARS ENDED JUNE 30, 1995,
         1994 AND 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
         ENDED JUNE 30, 1995, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
         YEARS ENDED JUNE 30, 1995, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . . . . . . .          22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
         ON SCHEDULE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT  . . . . . . . . . . . . . . . . . . . . . . . . . .          29



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Peerless Mfg. Co.


We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
September 9, 1995

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    June 30,




            ASSETS                                                                 1995              1994
                                                                               -----------        -----------
CURRENT ASSETS
    Cash and cash equivalents                                                  $   961,747        $   633,194
    Short-term investments - at cost which approximates market                     821,968            636,985
    Accounts receivable - principally trade - net of allowance for doubtful accounts of $99,082 and $85,827 in 1995
      and 1994, respectively                                                     9,135,623          8,798,617
    Inventories (Note C)                                                         2,816,774          4,638,956
    Deferred income taxes (Note H)                                                 232,554            235,210
    Other (Note E)                                                                 334,876            443,050
                                                                               -----------        -----------

          TOTAL CURRENT ASSETS                                                  14,303,542         15,386,012

PROPERTY, PLANT AND EQUIPMENT, less
    accumulated depreciation (Note D)                                            1,282,275          1,227,761

PROPERTY HELD FOR INVESTMENT, less accumulated
    depreciation (Note D)                                                          952,823            987,263

OTHER ASSETS (Note E)                                                              617,415            421,430
                                                                               -----------        -----------

                                                                               $17,156,055        $18,022,466
                                                                               ===========        ===========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                                    June 30,




   LIABILITIES AND STOCKHOLDERS' EQUITY                                           1995                1994
                                                                             -------------       ------------
CURRENT LIABILITIES
    Note payable (Note E)                                                    $         -         $    260,400
    Accounts payable - trade                                                     3,096,025          2,679,907
    Advance payments from customers                                                600,957          2,225,225
    Commissions payable                                                            509,512            502,531
    Accrued expenses
      Compensation                                                                 593,550            437,025
      Warranty reserve                                                             317,092            226,230
      Other                                                                        155,236            535,767
                                                                             -------------       ------------

          TOTAL CURRENT LIABILITIES                                              5,272,372          6,867,085

DEFERRED INCOME TAXES (Note H)                                                      97,704             78,991

COMMITMENTS AND CONTINGENCY (Notes E and J)                                            -                  -

STOCKHOLDERS' EQUITY
    Common stock - authorized, 4,000,000 shares of $1 par value;
      issued and outstanding, 1,446,742 shares in 1995 and 1,436,742
      shares in 1994                                                             1,446,742          1,436,742
    Additional paid-in capital                                                   2,493,428          2,383,870
    Unamortized value of restricted stock grants (Note F)                          (97,107)           (49,841)
    Cumulative foreign currency translation adjustment                              56,110            (76,063)
    Retained earnings                                                            7,886,806          7,381,682
                                                                             -------------       ------------
                                                                                11,785,979         11,076,390
                                                                             -------------       ------------

                                                                             $  17,156,055       $ 18,022,466
                                                                             =============       ============

                The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                              Year ended June 30,




                                                               1995               1994               1993
                                                           -----------        -----------        -----------
NET SALES                                                  $32,089,132        $25,567,560        $25,797,270

COST OF GOODS SOLD                                          21,506,004         16,528,954         16,968,872
                                                           -----------        -----------        -----------

      GROSS PROFIT                                          10,583,128          9,038,606          8,828,398

OPERATING EXPENSES
   Marketing and engineering                                 5,885,595          5,349,216          5,847,650
   General and administrative                                2,932,410          2,604,008          2,872,611
                                                           -----------        -----------        -----------
                                                             8,818,005          7,953,224          8,720,261
                                                           -----------        -----------        -----------

      OPERATING PROFIT                                       1,765,123          1,085,382            108,137

OTHER INCOME (EXPENSE)
   Interest income                                              93,974             37,073             55,597
   Interest expense                                             (8,040)           (35,596)                -
   Sundry                                                        9,411            141,100            103,358
                                                           -----------        -----------        -----------
                                                                95,345            142,577            158,955
                                                           -----------        -----------        -----------

      EARNINGS BEFORE INCOME TAXES                           1,860,468          1,227,959            267,092

INCOME TAX EXPENSE (BENEFIT) (Note H)
   Current                                                     612,853            468,063            104,886
   Deferred                                                     21,369            (20,379)             7,147
                                                           -----------        -----------        -----------
                                                               634,222            447,684            112,033
                                                           -----------        -----------        -----------

      NET EARNINGS                                         $ 1,226,246        $   780,275        $   155,059
                                                           ===========        ===========        ===========

Earnings per common share                                         $.85               $.54               $.11
                                                                  ====               ====               ====

Weighted average number of common shares outstanding         1,442,039          1,437,192          1,436,680
                                                           ===========        ===========        ===========

                The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               Cumulative
                                                                                foreign                 Unamortized
                                                                  Additional    currency                  value of
                                                     Common        paid-in     translation  Retained     restricted
                                                      stock        capital     adjustment   earnings    stock grants
                                                    ----------    ----------   ----------  ---------    ------------
Balances as of July 1, 1992                         $1,435,867    $2,371,773   $   35,088  $7,882,783     $(169,699)

Net earnings                                               -             -            -       155,059           -
Issuance of 1,625 shares of common stock                 1,625        15,641          -           -         (17,266)
Translation adjustment                                     -             -       (144,006)        -             -
Cash dividends paid ($.50 per share)                       -             -            -      (718,344)          -
Amortization of restricted stock grants                    -             -            -           -         101,411
Income tax expense related to restricted
 stock plans                                               -          (2,712)         -           -             -
                                                    ----------    ----------   ----------  ----------     ---------

Balances as of June 30, 1993                         1,437,492     2,384,702     (108,918)  7,319,498       (85,554)

Net earnings                                               -             -            -       780,275           -
Issuance of 3,000 shares of common stock                 3,000        27,750          -           -         (30,750)
Forfeiture of 3,750 shares of common stock              (3,750)      (27,031)         -           -          30,781
Translation adjustment                                     -             -         32,855         -             -
Cash dividends paid ($.50 per share)                       -             -            -      (718,091)          -
Amortization of restricted stock grants                    -             -            -           -          35,682
Income tax expense related to restricted
 stock plans                                               -          (1,551)         -           -             -
                                                    ----------    ----------   ----------  ----------     ---------

Balances as of June 30, 1994                         1,436,742     2,383,870      (76,063)  7,381,682       (49,841)

Net earnings                                               -             -            -     1,226,246           -
Issuance of 12,000 shares of common stock               12,000       123,000          -           -        (135,000)
Forfeiture of 2,000 shares of common stock              (2,000)      (18,500)         -           -          20,500
Translation adjustment                                     -             -        132,173         -             -
Cash dividends paid ($.50 per share)                       -             -            -      (721,122)          -
Amortization of restricted stock grants                    -             -            -           -          67,234
Income tax benefit related to restricted
 stock plans                                               -           5,058          -           -             -
                                                    ----------    ----------   ----------  ----------     ---------

Balances as of June 30, 1995                        $1,446,742    $2,493,428   $   56,110  $7,886,806     $ (97,107)
                                                    ==========    ==========   ==========  ==========     =========





        The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,



                                                                1995              1994               1993
                                                            -----------       ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                             $ 1,226,246       $    780,275        $   155,059
   Adjustments to reconcile net earnings to net cash
      provided by operating activities
         Depreciation and amortization                          386,364            392,524            475,380
         Deferred income taxes                                   21,369            (20,379)             7,147
         Gain on sale of assets                                     -                  -               (1,973)
         Exchange loss                                           56,368                -                  -
         Other                                                    5,058             (1,551)            (2,712)
         Changes in operating assets and
            liabilities
            (Increase) decrease in
                 Accounts receivable                           (323,226)        (2,253,588)        (1,400,100)
                 Inventories                                  1,810,607         (2,429,406)         1,574,223
                 Other current assets                           108,174             15,010           (164,936)
                 Other assets                                  (195,985)           (78,551)           294,153
            Increase (decrease) in
                 Accounts payable                               464,022          1,320,851            458,917
                 Advance payments from customers             (1,624,268)         1,834,049           (525,161)
                 Commissions payable                              6,981            (54,684)           151,321
                 Accrued expenses                              (133,144)           342,836             29,794
                                                            -----------       ------------        -----------
                                                                582,320           (932,889)           896,053
                                                            -----------       ------------        -----------

                   NET CASH PROVIDED BY (USED IN)
                     OPERATING ACTIVITIES                     1,808,566           (152,614)         1,051,112

CASH FLOWS FROM INVESTING ACTIVITIES
   Net sales of short-term investments                         (184,983)           685,984           (117,715)
   Purchase of property and equipment                          (339,199)          (116,285)          (270,121)
                                                            -----------       ------------        -----------

                   NET CASH PROVIDED BY (USED IN)
                      INVESTING ACTIVITIES                     (524,182)           569,699           (387,836)



        The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                              Years ended June 30,



                                                                1995              1994               1993
                                                            -----------       ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net changes in short-term borrowings                     $  (260,400)      $    190,813        $    69,587
   Dividends paid                                              (721,127)          (718,091)          (718,344)
                                                            -----------       ------------        -----------

               NET CASH USED IN FINANCING ACTIVITIES           (981,527)          (527,278)          (648,757)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS             25,696             32,855           (144,006)
                                                            -----------       ------------        -----------

               NET INCREASE (DECREASE) IN CASH AND CASH
                 EQUIVALENTS                                    328,553            (77,338)          (129,487)

Cash and cash equivalents at beginning of year                  633,194            710,532            840,019
                                                            -----------       ------------        -----------

Cash and cash equivalents at end of year                    $   961,747       $    633,194        $   710,532
                                                            ===========       ============        ===========


Supplemental information on cash flows:
--------------------------------------

Interest paid                                               $     9,597            $33,961           $  2,187
Income taxes paid                                            $1,059,500            $60,069            $82,500


        The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1995, 1994 and 1993



NOTE A - SUMMARY OF ACCOUNTING POLICIES

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

   Consolidation

   The Company consolidates the accounts of its wholly-owned foreign subsidiaries, Peerless Europe Limited (Europe Limited), Peerless International N.V. (International) and Peerless Europe B.V. (Europe B.V.). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market.

   Property, Plant and Equipment

   Property, plant and equipment are stated at cost.

   Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally by the straight-line method.

   Revenue Recognition

   The Company recognizes sales of custom-contracted products at the completion of the manufacturing process.

   Earnings Per Common Share

   Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. There are no common stock equivalents or other dilutive securities.

                      PEERLESS MFG. CO. AND SUBSIDIARIES

                         JUNE 30, 1995, 1994 AND 1993


NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

   Foreign Currency

   All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of earnings items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of earnings.

   The Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations. Realized and unrealized gains and losses on these contracts are included in net income, except that gains and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as part of the underlying transaction.

   Reclassifications

   Certain 1994 amounts have been reclassified to conform with the 1995 presentation.


NOTE B - CONCENTRATIONS OF CREDIT RISK

   A significant portion of the Company's sales are to customers whose activities are related to the oil and gas industry, including some who are located in foreign countries. The Company generally extends credit to these customers whose economic welfare is affected by the economy of the oil and gas industry. Also, with respect to foreign sales, collection may be more difficult in the event of a default.

   However, the Company closely monitors extensions of credit and has never experienced significant credit losses. Also, most foreign sales are made to large, well-established companies. The Company generally requires collateral or guarantees on foreign sales to smaller companies.

   The Company invests excess cash in low risk, liquid instruments. No losses have been experienced on such investments.


NOTE C - INVENTORIES

   Principal components of inventories are as follows:

                                                            June 30,
                                                  ----------------------------
                                                     1995              1994
                                                  ----------        ----------
   Raw materials                                  $  988,275        $  823,933
   Work in process                                 1,590,050         3,688,690
   Finished goods                                    238,449           126,333
                                                  ----------        ----------
                                                  $2,816,774        $4,638,956
                                                  ==========        ==========

                      PEERLESS MFG. CO. AND SUBSIDIARIES

                          JUNE 30, 1995, 1994 AND 1993


NOTE D - PROPERTY, PLANT AND EQUIPMENT AND PROPERTY HELD FOR INVESTMENT

   Property, plant and equipment is summarized as follows:

                                                                                          June 30,
                                                                               ------------------------------
                                                                                   1995               1994
                                                                               -----------        -----------
      Buildings                                                               $  1,364,693       $  1,313,414
      Equipment                                                                  2,224,037          1,836,427
      Furniture and fixtures                                                     1,078,826          1,135,883
                                                                               -----------        -----------
                                                                                 4,667,556          4,285,724
        Less accumulated depreciation                                           (3,645,497)        (3,318,179)
                                                                               -----------        -----------
                                                                                 1,022,059            967,545
      Land                                                                         260,216            260,216
                                                                               -----------        -----------

                                                                               $ 1,282,275        $ 1,227,761
                                                                               ===========        ===========

   Property held for investment is summarized as follows:

                                                                                         June 30,
                                                                              -------------------------------
                                                                                  1995               1994
                                                                              ------------        -----------
      Buildings                                                                $ 1,639,792        $ 1,617,364
      Equipment                                                                    102,963            102,963
                                                                               -----------        -----------
                                                                                 1,742,755          1,720,327
        Less accumulated depreciation                                           (1,319,342)        (1,262,474)
                                                                               -----------        -----------
                                                                                   423,413            457,853
      Land                                                                         529,410            529,410
                                                                               -----------        -----------

                                                                               $   952,823        $   987,263
                                                                               ===========        ===========


NOTE E - CREDIT ARRANGEMENT

   The Company has an agreement with a bank for an unsecured continuing line of credit in the amount of $5,000,000 due upon demand. Interest accrues at the bank's prime lending rate (9% at June 30, 1995) and is paid monthly. The bank charges usage fees at an annual rate of .25% of the average daily unused portion of the line. At June 30, 1995, no amounts outstanding were under the line. There was $260,400 outstanding under the line at June 30, 1994. The Company had letters of credit outstanding under separate arrangements of $2,898,534 and $2,747,899 at June 30, 1995 and 1994,
   respectively. Other assets with a cost of approximately $297,000 were pledged against the letters of credit at June 30, 1995.

                      PEERLESS MFG. CO. AND SUBSIDIARIES

                          JUNE 30, 1995, 1994 AND 1993


NOTE F - RESTRICTED STOCK PLANS

   The Company has a restricted stock plan whereby the Company can award up to 75,000 shares of common stock to employees. Sale of the stock awarded is restricted for two to five years from the date of grant. For the years ended June 30, 1995 and 1994, the Company awarded 12,000 and 3,000 shares of common stock which had a fair value at the date of grant of $135,000 and $30,750, respectively. Compensation under the plan is charged to earnings over the restriction period and amounted to $67,234, $18,907 and $57,949 in 1995, 1994 and 1993, respectively. At June 30, 1995, 8,750 shares were available for issuance.

   The Company has a restricted stock plan for non-employee directors of the Company. Vesting is pro rata over a three- year period. Pursuant to the Plan, the maximum number of shares that may be granted is 16,200 shares. At July 1, 1991, the Company had awarded 10,800 shares of common stock which had a fair value at the date of grant of $164,699. Compensation under the plan is charged to earnings over the vesting period and amounted to $16,775 and $43,463 in 1994 and 1993, respectively. At June 30, 1995, 5,400 shares were available for issuance.

   The tax effect of income tax deductions that differ from compensation expense under these plans is credited or charged to additional paid-in capital.


NOTE G - EMPLOYEE BENEFIT PLANS

   In 1983, the Company established the Peerless Mfg. Co. 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 1995, 1994 and 1993 was $17,000, $16,000 and $17,000,
   respectively.

                      PEERLESS MFG. CO. AND SUBSIDIARIES

                          JUNE 30, 1995, 1994 AND 1993


NOTE H - FEDERAL INCOME TAXES

   Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                                                            June 30,
                                                                                   --------------------------
                                                                                       1995          1994
                                                                                   ----------     -----------
      Deferred tax assets
          Restricted stock grants                                                  $   18,754     $    39,861
          Accrued compensation                                                         90,020          89,860
          Warranty reserve                                                            107,461          76,741
          Inventories                                                                   9,167          44,499
          Foreign subsidiaries' net operating loss carryforwards                       37,493         101,035
          Interest expense                                                            103,385          53,829
          Other                                                                        15,613          27,859
                                                                                   ----------     -----------
                                                                                      381,893         433,684
          Less valuation allowance                                                   (121,091)       (147,071)
                                                                                   ----------     -----------
                                                                                      260,802         286,613

      Deferred tax liabilities
          Property, plant and equipment                                               (85,475)       (103,470)
          Other                                                                       (40,477)        (26,924)
                                                                                   ----------     -----------
                                                                                     (125,952)       (130,394)
                                                                                   ----------     -----------

              Net deferred tax asset                                               $  134,850     $   156,219
                                                                                   ==========     ===========

   Deferred tax assets and liabilities included in the balance sheet are as follows:

                                                                                             June 30,
                                                                                    -------------------------
                                                                                       1995          1994
                                                                                   ----------     -----------
     Current deferred tax asset                                                    $  232,554     $   235,210
     Noncurrent deferred tax liability                                                (97,704)        (78,991)
                                                                                   ----------     -----------

                                                                                   $  134,850     $   156,219
                                                                                   ==========     ===========


                      PEERLESS MFG. CO. AND SUBSIDIARIES

                          JUNE 30, 1995, 1994 AND 1993


NOTE H - FEDERAL INCOME TAXES - CONTINUED

   The effective income tax rate varies from the statutory rate due to the following:

                                                                                     As a percentage
                                                                                   of pretax earnings
                                                                                 -------------------------
                                                                                 1995       1994      1993
                                                                                 ----       ----      ----
    Computed "expected" income tax expense                                       34.0%      34.0%      34.0%
    Increase (decrease) in income taxes resulting from
      Foreign sales corporation exclusions                                       (3.1)      (3.7)     (10.7)
      Tax-exempt interest income                                                  (.8)       (.2)       (.5)
      Change in valuation allowance                                              (1.4)       4.0       16.1
      Other                                                                       5.4        2.4        3.0
                                                                                -----       ----      -----

    Actual income tax expense                                                    34.1%      36.5%      41.9%
                                                                                =====       ====      =====

   The valuation allowance relates to deferred tax assets of foreign subsidiaries. These assets are recoverable only from future income of the respective foreign subsidiaries. Utilization of foreign net operating carryforwards reduced income tax expense for 1995 by approximately $55,000.


NOTE I - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company's operations consist of a dominant industry segment - the designing, manufacturing and selling of specialized products for the removal of liquid, solid and other contaminants from gases and liquids.

   Export sales account for a significant portion of the Company's revenues and are summarized by geographic area as follows:

                                                                  1995               1994             1993
                                                             ------------       ------------     ------------
       Western Europe                                        $  6,051,000       $  3,353,000     $  2,057,000
       North America (excluding U.S.A.)                         3,248,000          2,835,000          563,000
       South America                                              569,000          1,215,000          613,000
       Middle East                                                826,000            599,000           60,000
       Far East                                                 7,011,000          6,293,000        6,855,000
       Other                                                          -                  -            177,000
                                                             ------------       ------------     ------------

      Total export sales                                     $ 17,705,000       $ 14,295,000     $ 10,325,000
                                                             ============       ============     ============

NOTE J - CONTINGENCY

   The Company is defendant in a lawsuit filed in August 1995, in which the plaintiff claims damages from injuries suffered during the scope of his employment at the Company. At this early stage of the lawsuit, it is not possible to assess the probable outcome.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors
Peerless Mfg. Co.

In connection with our audit of the consolidated financial statements of Peerless Mfg. Co. and Subsidiaries referred to in our report dated September 9, 1995, which is included in Part II of this form, we have also audited Schedule II as of June 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

Dallas, Texas
September 9, 1995

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    June 30,


                                                                     Additions
                                       Balance at           -------------------------------
                                      beginning of          Charged to       Charged to                       Balance at
     Description                         period              expenses     other accounts(1)  Deductions(2)   end of period
     -----------                      ------------          ----------    -----------------  -------------   -------------
1995
----

Allowance for doubtful accounts         $ 85,827            $ 55,401          $   -           $ 42,146        $  99,082
                                        ========            ========          =======         ========        =========


1994
----

Allowance for doubtful accounts         $ 39,176            $ 60,000          $   -           $ 13,349        $  85,827
                                        ========            ========          =======         ========        =========


1993
----

Allowance for doubtful accounts         $113,876            $ 29,062          $ 9,403         $113,165        $  39,176
                                        ========            ========          =======         ========        =========





(1) Amounts represent current year collections on accounts previously written off.

(2)     Amounts represent current year write offs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    For information concerning the Company's Directors, reference is made to the caption "Election of Directors and Stock Ownership of Certain Beneficial Owners" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 1995 (the "Proxy Statement"), which information is incorporated herein by reference.

    For information concerning the Company's Executive Officers, see Item 1. "Business - Executive Officers of the Company."


ITEM 11. EXECUTIVE COMPENSATION.

    For information concerning the Company's executive compensation, reference is made to the caption "Executive Compensation" of the Company's Proxy Statement, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

    For information concerning the security ownership of certain beneficial owners and management, reference is made to the caption "Election of Directors and Stock Ownership of Certain Beneficial Owners" of the Company's Proxy Statement, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    For information concerning certain relationships and related transactions, reference is made to the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
                 8-K.

(A)      1.      All Financial Statements:  see "Item 8.  Financial Statements
                 and Supplementary Data" in Part II of this Report.

         2. Financial Statement Schedule and Exhibits filed in Part IV of this report are as follows:

                 SCHEDULES*:

         II      -        Valuation and Qualifying Account - Years Ended June
                          30, 1995, 1994 and 1993

         *All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(B)      Reports on Form 8-K: None

(C)      Exhibits: See Index to Exhibits, pages 35 - 36.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEERLESS MFG. CO.
                                       (Registrant)


                                       By:  /s/  Sherrill Stone
                                            -----------------------------------
                                                 Sherrill Stone, Chairman,
                                                 President, and Chief Executive
                                                 Officer
Date: September __, 1995.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:
September __, 1995                                                  /s/ Sherrill Stone
                                                                    -------------------------------------
                                                                    Sherrill Stone, Chairman of the
                                                                    Board,  President, Director and
                                                                    Chief Executive Officer

September __, 1995                                                  /s/      Kent J. Van Houten
                                                                    -------------------------------------
                                                                        Kent J. Van Houten, Treasurer,
                                                                        Principal Financial Officer and
                                                                        Principal Accounting Officer

September __, 1995                                                  /s/
                                                                    -------------------------------------
                                                                        Donald A. Sillers, Jr., Director

September __, 1995                                                  /s/ J.V. Mariner
                                                                    -------------------------------------
                                                                        J. V. Mariner, Director

September __, 1995                                                  /s/ Bernard S. Lee
                                                                    -------------------------------------
                                                                        Bernard S. Lee, Director

September __, 1995                                                  /s/ D.D. Battershell
                                                                    -------------------------------------
                                                                        D. D. Battershell, Director


                              INDEX TO EXHIBITS

                                                                                                     Page
                                                                                                     ----
    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON                                              28
    FINANCIAL STATEMENT SCHEDULES:

         II  Valuation and Qualifying Accounts - Years
             Ended June 30, 1995, 1994 and 1993 (included in Item 8)                                   29

EXHIBITS:

    3(a)     The  Company's Articles  of  Incorporation,  as amended  to date  (filed  as
             Exhibit 1 to the Company's Registration  Statement on Form S-1,  Registration
             No. 2-35767) and amended  by the Company's December 12, 1990 Form 8  amending
             Exhibit 3(a)  to the  Company's Annual  Report on Form 10-K  dated June  30,
             1990, and incorporated herein by reference).                                           [N/A]


    3(b)     The  Company's Bylaws,  as amended  to date  (filed  as  Exhibit 3(b)  to the
             Company's  Annual Report on Form 10-K, dated June  30, 1993, and incorporated
             herein by reference).                                                                  [N/A]

    10(a)    Incentive Compensation  Plan effective  January 1, 1981,  as amended  January
             23, 1991  (filed as Exhibit 10(b)  to the  Company's Annual  Report on  Form
             10-K, dated June 30, 1991, and incorporated herein by reference).                      [N/A]

    10(b)    1985 Restricted  Stock Plan  for Peerless  Mfg. Co.,  effective December  13,
             1985  (filed as Exhibit 10(b) to  the Company's Annual Report  on Form 10-K,
             dated June 30, 1993, and incorporated herein by reference).                            [N/A]


    10(c)    1991 Restricted Stock Plan for Non-Employee  Directors of Peerless Mfg.  Co.,
             adopted  subject to  shareholder  approval  May 24,  1991, and  approved  by shareholders  November 20,  1991 (filed  as Exhibit  10(e) to  the Company's
             Annual Report  on Form 10-K  dated June 30, 1991 and  incorporated herein by
             reference).                                                                            [N/A]




    10(d)    Employment Agreement, dated as of April 29, 1994, by and between the Company and Sherrill Stone (filed as Exhibit 10(d) to the Company's Annual Report on
             Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by
             reference).                                                                            [N/A]

    10(e)    Agreement,  dated  as of  April  29, 1994,  by and  between the  Company and
             Sherrill Stone  (filed as  Exhibit 10(e)  to the  Company's Annual  Report on
             Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by
             reference).                                                                            [N/A]

    10(f)    Loan Agreement,  dated  as of  December 14,  1993,  between  Nations Bank of
             Texas, N.A. and the  Company (filed as Exhibit  10(f) to the Company's Annual
             Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated
             herein by reference).                                                                  [N/A]

    21       Subsidiaries  of the  Company (filed  as Exhibit 21  to the  Company's Annual
             Report  on  Form  10-K  dated  June  30,  1993  and  incorporated  herein  by
             reference).                                                                            [N/A]

    27       Financial Data Schedule.                                                               35

