Form 10-Q
period 1995-09-30
PEERLESS MANUFACTURING CO
filed 1995-11-08
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                 Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended September 30, 1995.  Commission File Number 0-5214

                              Peerless Mfg. Co.
   ________________________________________________________________________

            (Exact name of registrant as specified in its charter)

            Texas                                        75-0724417
   ________________________________________________________________________

   (State or other jurisdiction of                  ( I.R.S. Employer
    incorporation or organization)                    identification No.)



            2819 Walnut Hill Lane      Dallas, Texas        75229
            P. O. Box 540667           Dallas, Texas        75354
   ________________________________________________________________________

   (Address of principal executive offices)                (Zip code)


   Registrant's telephone number, including area code      (214) 357-6181

            None
   ________________________________________________________________________

   Former name, former address and former fiscal year, if changed since last report.


   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X  No
                                  ___    ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                       Outstanding at September 30, 1995
   _____________________________          _________________________________

   Common stock, $1.00 par value                 1,446,742 Shares




                             PEERLESS MFG. CO.

                                  INDEX



                                                                    Page
                                                                   Number
  Part I:   Financial Information                                _________

            Condensed Consolidated Balance Sheets for the
            periods ended September 30, 1995 and June 30, 1995        3

            Condensed Consolidated Statements of Earnings
            for the three months ended September 30, 1995
            and 1994                                                  4

            Condensed Consolidated Statement of Cash Flows for
            the three months ended September 30, 1995 and 1994        5

            Notes to the Condensed Consolidated Financial             6
            Statements

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7 & 8


  Part II:  Other Information                                         9




























                                      2 of 9

                                         PEERLESS MFG. CO.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              SEPTEMBER 30,    JUNE 30,
                                                              _____________ _____________

                                                                   1995          1995
                                                              _____________ _____________
               ASSETS                                           (UNAUDITED)     (AUDITED)
     Current assets:
        Cash and cash equivalents                                  $714,428      $961,747
        Short term investments                                    1,364,388       821,968
        Accounts receivable                                       7,299,154     9,135,623
        Inventories:
           Raw materials                                            856,281       988,275
           Work in process                                        3,346,756     1,590,050
           Finished goods                                           223,539       238,449
        Deferred income taxes                                       232,554       232,554
        Other                                                       508,199       334,876
                                                                ___________   ___________

              Total current assets                               14,545,299    14,303,542

     Property,plant and equipment-net                             1,238,084     1,282,275
     Property held for investment-net                               937,724       952,823
     Other assets                                                   360,576       617,415
                                                                ___________   ___________

                                                                $17,081,683   $17,156,055
                                                                ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Notes payable                                                    $0            $0
        Accounts payable-trade                                    3,666,132     3,096,025
        Advance payments from customers                             981,029       600,957
        Commissions payable                                         415,220       509,512
        Accrued liabilities                                         986,164     1,065,878
                                                                ___________   ___________

           Total current liabilities                              6,048,545     5,272,372

     Deferred income taxes                                           97,704        97,704

     Stockholders' equity:
        Common stock-authorized 4,000,000 shares of $1 par
          value; issued and outstanding, 1,446,742 shares         1,446,742     1,446,742
        Additional paid-in capital                                2,493,428     2,493,428
        Unamortized value of restricted stock issue                 (81,268)      (97,107)
        Cumulative foreign currency translation adjustment           44,650        56,110
        Retained earnings                                         7,031,882     7,886,806
                                                                ___________   ___________

                                                                 10,935,434    11,785,979
                                                                ___________   ___________

                                                                $17,081,683   $17,156,055
                                                                ===========   ===========

     The accompanying notes are an integral part of these statements.
                                              3 of 9

                                        PEERLESS MFG. CO.
                                  CONDENSED STATEMENTS OF EARNINGS
                                           (UNAUDITED)

                                                               Three Months Ended
                                                           __________________________

                                                                  September 30,
                                                           __________________________
                                                              1995            1994
                                                           __________     ___________
    Net sales                                              $6,100,462     $10,169,140
    Cost of goods sold                                      4,753,208       6,344,001
                                                           __________      __________

          Gross profit                                      1,347,254       3,825,139

    Operating expenses
      Marketing and engineering                             1,782,422       1,778,921
      General and administrative                              306,967         416,778
                                                           __________      __________

          Operating income(loss)                             (742,135)      1,629,440

    Other income(expense)
       Interest                                                14,581           1,138
       Sundry                                                   5,410         (60,311)
                                                           __________      __________

                                                               19,991         (59,173)
                                                           __________      __________
    Earnings(loss) from operations
       before Federal income tax                             (722,144)      1,570,267

    Federal income tax
       Current                                               (228,910)        530,187
       Deferred                                                     0               0
                                                           __________      __________

                                                             (228,910)        530,187
                                                           __________      __________

    Net earnings(loss)                                       (493,234)      1,040,080
                                                           ==========      ==========

    Net earnings per common share                              ($0.34)          $0.72
                                                           ==========      ==========

    Weighted average number of common
       shares outstanding                                   1,446,742       1,437,192
                                                           ==========      ==========

    Cash dividend per common share                             $0.125          $0.125
                                                           ==========      ==========

    The accompanying notes are an integral part of these statements.
                                              4 of 9

                                       PEERLESS MFG. CO.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                 For the three months ended
                                                                       September 30,
                                                                ___________________________
                                                                    1995            1994
                                                                    __________     ___________
      Cash flows from operating activities:
      Net earnings(loss) from operating activities               ($493,234)     $1,040,080
         Adjustments to reconcile net earnings to net
            cash provided (used) by operating activities:
               Depreciation and amortization                        82,270          92,992
               Other                                                15,839           8,551
               Changes in assets and liabilities
                  (Increase) decrease in:
                     Accounts receivable                         1,836,469         817,997
                     Inventories                                (1,609,802)      1,980,444
                     Other current assets                         (173,323)         32,785
                     Other assets                                  256,839          (2,640)
                  Increase (decrease) in:
                     Accounts payable                              570,107        (353,100)
                     Commissions payable                           (94,292)        128,476
                     Advance payments from customers               380,072      (1,877,331)
                     Income taxes payable                                0         200,614
                     Accrued liabilities                          (260,557)        (28,347)
                                                                ___________     ___________

                                                                 1,003,622       1,000,441
                                                                ___________     ___________

                     Cash provided by continuing operations        510,388       2,040,521

      Cash flows from investing activities:
         Net purchases of short term investments                  (542,420)       (942,394)
         Purchase of equipment net of disposals                    (22,984)        (82,321)
                                                                ___________     ___________

                     Net cash used in investing activities        (565,404)     (1,024,715)

      Cash flows from financing activities:
         Dividends paid                                           (180,843)       (179,593)
         Net borrowing                                                   0        (260,400)
                                                                ___________     ___________

                     Net cash used in financing activities        (180,843)       (439,993)

      Effect of exchange rate on cash                              (11,460)         20,043
                                                                ___________     ___________
                     Net increase (decrease) in cash
                        and cash equivalents                      (247,319)        595,856

      Cash and cash equivalents at beginning of period             961,747         619,990
                                                                ___________     ___________

      Cash and cash equivalents at end period                     $714,428      $1,215,846
                                                                ===========     ===========
                                           5 of 9

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only the normal recurring accruals, necessary to present fairly its financial position as of September 30, 1995 and 1994 and the results of operations and cash flows for the three months then ended.

2. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. Peerless Mfg. Co. designs and manufactures pressure vessels to customer specifications, sales of which are obtained by competitive bids and may result in material sales and profitability increases or decreases when comparing interim periods between years. The Company recognizes sales of custom-contracted products at the completion of the manufacturing process, which normally is less than one year.

3. The adjusted backlog of unshipped orders and letters of intent at September 30, 1995 was approximately $19,100,000 as compared to a September 30, 1994 backlog of $16,339,000. Of the $19,100,000 backlog at September 30, 1995, approximately 95% is scheduled to be shipped in the current fiscal year.

4. The Company has a formal agreement with a bank for a $5,000,000 continuing line of credit, renewable annually. Under the terms of this agreement, the loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. As of September 30, 1995 and 1994, the Company had no loans outstanding.

5. The Company consolidates the accounts of its wholly-owned foreign subsidiaries, Peerless Europe Limited, Peerless International N.V. and its wholly-owned foreign subsidiary, Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in consolidation.
















                                  6 of 9

                             PEERLESS MFG. CO.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
-------------------------------
As a general policy, the Company maintains corporate liquidity at a level adequate to support existing operations and planned internal growth, and to allow continued operations through periods of unanticipated adversity.

Cash and equivalents decreased $247,319 from June 30, 1995. Company operations provided $510,388 of cash during the three months ended September 30, 1995. Offsetting the cash provided by ongoing operations were fixed asset acquisitions amounting to $22,984, payment of dividends of $180,843, and acquisition of additional short-term investments of $542,420.

As indicated, operations provided $510,388 of cash in the three months ended September 30, 1995. Primarily the funds provided by operations during the current three month period resulted from an increase in Customer Advances on projects of $380,072, an increase in Accounts Payable of $570,107, collections in Accounts Receivable decreasing the balance by $1,836,469, offset primarily by an increase in Inventory for new projects of $1,609,802, and a Net Loss from operations of $493,234.

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


                  Changes - First Quarter of Fiscal 1996
                  --------------------------------------

Results of                1st Qtr.
Operations               1995-1996                                            @@
_____________________  ____________________________________________________

Sales                  ($4,068,678)
                          (40.0%)

The decrease of current quarter sales compared to the previous year is the result of two large customer orders completed and shipped in first quarter of fiscal 1995, and of delays in shipping several significant projects in first quarter of fiscal 1996. These later projects are not lost to the Company, but for various reasons the sales could not be recorded in the first quarter.






                                  7 of 9

Results of                1st Qtr.
Operations               1995-1996
_____________________  _____________________________________________________

Gross Profit Margin    ($2,477,885)
                          (64.8%)

Gross margin as a percent of sales was 22.1% in fiscal 1996 vs. 37.6% in fiscal 1995. The decline in gross margin percentages in the current quarter was primarily due to the low profit margin available on the mix of products shipped in the current fiscal year compared to higher margins on products shipped in the same period in fiscal 1995.




_____________________  ____________________________________________________

Operating Expenses       ($106,310)
                           (4.8%)

The year to year decrease in operating expenses is primarily attributable to a decrease in agent commissions of approximately $279,000 and a decrease in engineering expense of approximately $15,000 partially offset by an increase in sales expense of $192,000.




_____________________  ______________________________________________________

Other Income(Expense)     $79,164

Interest income increased for the quarter by approximately
$13,400 when compared to the prior year. Sundry income increased approximately $65,000 related primarily to income associated with certain rental properties and the absence of a profit sharing accrual in fiscal 1996 vs. fiscal 1995.




____________________  ______________________________________________________

Net Earnings (Loss)    ($1,533,314)

The decrease in net earnings for the three months ended September
30, 1995, when compared to the preceding fiscal year, is directly attributable to the decline in sales of $4,068,678.












                                  8 of 9

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION



Item 1 -- Legal proceedings
---------------------------

     Reference is made to Form 10-K Annual Report, Item 3, Page
     6, Legal Proceedings for the fiscal year ended June 30, 1995. For the three months ended September 30, 1995 there were no new proceedings filed against the Company.



Item 9 -- Exhibits and Reports -- Form 8-K
------------------------------------------

     There were no reports on Form 8-K for the three months ended
     September 30, 1995.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                PEERLESS MFG. CO. -- Registrant


Dated: November 2, 1995


                              Sherrill Stone
                              Chairman, President and
                              Chief Executive Officer





                              Kent J. Van Houten
                              Secretary - Treasurer and
                              Chief Financial Officer









                                  9 of 9