Form 10-Q
period 1995-12-31
PEERLESS MANUFACTURING CO
filed 1996-02-08
CIK 76954

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                 Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period
      Ended December 31, 1995               Commission File Number 0-5214

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

              Class                       Outstanding at December 31, 1995
   _____________________________          _________________________________

   Common stock, $1.00 par value                 1,446,742 Shares

                             PEERLESS MFG. CO.

                                  INDEX



                                                                    Page
                                                                   Number
  Part I:   Financial Information                                _________

            Condensed Consolidated Balance Sheets for the
            periods ended December 31, 1995 and June 30, 1995         3

            Condensed Consolidated Statements of Earnings
            for the three and six months ended December 31,
            1995 and 1994                                             4

            Condensed Consolidated Statement of Cash Flows for
            the six months ended December 31, 1995 and 1994           5

            Notes to the Condensed Consolidated Financial             6
            Statements

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7 & 8


  Part II:  Other Information                                         9

                                      2 of 9

                           PEERLESS MFG. CO.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     DECEMBER 31,    JUNE 30,
                                                    -------------  -------------
                                                         1995          1995
                                                    -------------  -------------
          ASSETS                                      (UNAUDITED)     (AUDITED)
Current assets:
   Cash and cash equivalents                               $7,259      $961,747
   Short term investments                                 833,073       821,968
   Accounts receivable                                 10,476,507     9,135,623
   Inventories:
      Raw materials                                       968,814       988,275
      Work in process                                   2,473,758     1,590,050
      Finished goods                                       61,371       238,449
   Deferred income taxes                                  232,554       232,554
   Other                                                  369,466       334,876
                                                      -----------   -----------
         Total current assets                          15,422,802    14,303,542

Property,plant and equipment-net                        1,178,766     1,282,275
Property held for investment-net                          922,625       952,823
Other assets                                              355,850       617,415
                                                      -----------   -----------
                                                      $17,880,043   $17,156,055
                                                      ===========   ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                               $0            $0
   Accounts payable-trade                               3,980,075     3,096,025
   Advance payments from customers                      1,173,297       600,957
   Commissions payable                                    389,934       509,512
   Accrued liabilities                                  1,001,564     1,065,878
                                                      -----------   -----------
      Total current liabilities                         6,544,870     5,272,372

Deferred income taxes                                      97,704        97,704

Stockholders' equity:
   Common stock-authorized 4,000,000 shares of $1 par
     value; issued and outstanding, 1,446,742 shares    1,446,742     1,446,742
   Additional paid-in capital                           2,493,428     2,493,428
   Unamortized value of restricted stock issue            (65,428)      (97,107)
   Cumulative foreign currency translation adjustmen       51,506        56,110
   Retained earnings                                    7,311,221     7,886,806
                                                      -----------   -----------
                                                       11,237,469    11,785,979
                                                      -----------   -----------
                                                      $17,880,043   $17,156,055
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.
                                         3 of 9

                                                          PEERLESS MFG. CO.
                                                  CONDENSED STATEMENTS OF EARNINGS
                                                             (UNAUDITED)

                                                                    Three Months Ended              Six Months Ended
                                                               --------------------------     ---------------------------
                                                                      December 31,                    December 31,
                                                               --------------------------     ---------------------------
                                                                  1995            1994            1995            1994
                                                               ----------      ----------     -----------     -----------
        Net sales                                              $9,206,547      $7,312,258     $15,307,009     $17,481,398
        Cost of goods sold                                      6,501,070       5,209,592      11,254,278      11,553,593
                                                               ----------      ----------     -----------     -----------
              Gross profit                                      2,705,477       2,102,666       4,052,731       5,927,805

        Operating expenses
          Marketing and engineering                             1,927,711       1,694,368       3,710,133       3,473,289
          General and administrative                              365,979         412,926         672,946         829,704
                                                               ----------      ----------     -----------     -----------
              Operating income(loss)                              411,787          (4,628)       (330,348)      1,624,812

        Other income(expense)
           Interest                                                15,531          24,827          30,112          25,965
           Sundry                                                 (36,649)        (29,494)        (31,239)        (89,805)
                                                               ----------      ----------     -----------     -----------
                                                                  (21,118)         (4,667)         (1,127)        (63,840)
                                                               ----------      ----------     -----------     -----------
        Earnings(loss) from operations
           before Federal income tax                              390,669          (9,295)       (331,475)      1,560,972

        Federal income tax
           Current                                                111,324          17,614        (117,586)        547,801
           Deferred                                                     0               0               0               0
                                                               ----------      ----------     -----------     -----------
                                                                  111,324          17,614        (117,586)        547,801
                                                               ----------      ----------     -----------     -----------
        Net earnings(loss)                                        279,345         (26,909)       (213,889)      1,013,171
                                                               ==========      ==========      ==========      ==========

        Net earnings per common share                               $0.19          ($0.02)         ($0.15)          $0.70
                                                               ==========      ==========      ==========      ==========

        Weighted average number of common
           shares outstanding                                   1,446,742       1,437,192       1,446,742       1,437,192
                                                               ==========      ==========      ==========      ==========

        Cash dividend per common share                             $0.125          $0.125          $0.250          $0.250
                                                               ==========      ==========      ==========      ==========


        The accompanying notes are an integral part of these statements.
                                                  4 of 9

                                  PEERLESS MFG. CO.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      For the six months ended
                                                            December 31,
                                                     --------------------------
                                                          1995         1994
                                                     ------------ -------------
 Cash flows from operating activities:
 Net earnings(loss) from operating activities          ($213,889)  $1,013,171
    Adjustments to reconcile net earnings to net
       cash provided (used) by operating activities:
          Depreciation and amortization                  167,121      188,045
          Other                                           31,679       17,103
          Changes in assets and liabilities
             (Increase) decrease in:
                Accounts receivable                   (1,340,884)   3,727,891
                Inventories                             (687,169)   2,317,618
                Other current assets                     (34,590)     165,721
                Other assets                             256,349        1,542
             Increase (decrease) in:
                Accounts payable                         884,050   (1,234,062)
                Commissions payable                     (119,578)     205,645
                Advance payments from customers          572,340   (1,537,564)
                Income taxes payable                           0       18,228
                Accrued liabilities                      (64,314)      (3,281)
                                                      ----------   ----------
                                                        (334,996)   3,866,886
                                                      ----------   ----------
 Net cash (used in) provided by continuing operations   (548,885)   4,880,057

 Cash flows from investing activities:
    Net purchases of short term investments              (11,105)  (2,949,649)
    Purchase of equipment net of disposals               (28,198)    (222,285)
                                                      ----------   ----------
 Net cash used in investing activities                   (39,303)  (3,171,934)

 Cash flows from financing activities:
    Dividends paid                                      (361,696)    (359,186)
    Net borrowing                                              0     (260,400)
                                                      ----------   ----------
 Net cash used in financing activities                  (361,696)    (619,586)

 Effect of exchange rate on cash                          (4,604)      16,859
                                                      ----------   ----------
                Net increase (decrease) in cash
                   and cash equivalents                 (954,488)   1,105,396

 Cash and cash equivalents at beginning of period        961,747      619,990
                                                      ----------   ----------
 Cash and cash equivalents at end period                  $7,259   $1,725,386
                                                      ==========   ==========

                                      5 of 9

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only the normal recurring accruals, necessary to present fairly its financial position as of December 31, 1995 and 1994, the results of operations for the three and six month periods ended December 31, 1995 and 1994 and the cash flows for the six months ended December 31, 1995 and 1994.

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

3. The adjusted backlog of unshipped orders and letters of intent at December 31, 1995 was approximately $19,000,000 as compared to a December 31, 1994 backlog of approximately $15,263,000. Of the $19,000,000 backlog at December 31,
     1995, approximately 92% is scheduled to be shipped in the current fiscal year.

4. The Company has a formal agreement with a bank for a $5,000,000 continuing line of credit, renewable annually. Under the terms of this agreement, the loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. As of December 31, 1995 and 1994, the Company had no loans outstanding.

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

Cash and equivalents decreased $954,488 from June 30, 1995. Company operations used $548,885 of cash during the six months ended December 31, 1995. Additional cash distributions for the period were composed of fixed asset acquisitions amounting to $28,198, dividend distributions of $361,696, and additional short-term investments of $11,105.

As indicated, operations used $548,885 of cash in the six months ended December 31, 1995. Primarily, this decrease of funds resulted from (a) an increase in accounts receivable of $1,340,884, increased inventories for continued and new projects of $687,169, and a decrease in commissions payable of $119,578; offset by (b) an increase in accounts payable of $884,050, increased customer advances of $572,340 and a decrease in other assets of $256,349.

The Company has historically financed and continues to finance plant expansion, equipment purchases, acquisitions and working capital requirements primarily through the retention of earnings, which is reflected by the absence of long-term debt. In addition to retained earnings, the Company has from time to time used a short-term bank credit line of $5,000,000 to supplement working capital. The Company has no material commitments for capital expenditures other than those required to maintain existing plant and equipment.


                           Results Of Operations
                           ---------------------
                              Dollar and Percentage Variance

Comparison of 1994   Three Months Ended   Six Months Ended
and 1995 for the       Dec. 31, 1995       Dec. 31, 1995
Relevant Periods         1995-1996           1995-1996
-------------------  -------------------  -------------------

Sales                   $1,894,289          ($2,174,389)
                           25.9%               (12.4%)

The increase of current quarter sales compared to the same quarter of the previous year is the result of sales increases from the United Kingdom Subsidiary and the Pressure Products Division of approximately $1,600,000 and $850,000 respectively, offset by decreased shipments from the SCR Systems Division of approximately $400,000. Additionally, sales for the six months ended December 31, 1994 were augmented by two large deliveries which totaled approximately $5,000,000.
                                  7 of 9

                              Dollar and Percentage Variance

                     Three Months Ended   Six Months Ended
                       Dec. 31, 1995       Dec. 31, 1995
                         1995-1996           1995-1996
-------------------  -------------------  --------------------

Gross Profit              $602,811          ($1,875,074)
                           28.7%               (31.6%)

In the second quarter, gross profit as a percentage of sales was 29.4% for the three months ended December 31, 1995 vs. 28.8% for the three months ended December 31, 1994. The increase in gross profit percentages in the current quarter was primarily due to the higher profits available on the mix of products shipped during this period which included more value added engineering when compared to the same period for 1994. The decline in gross profit percentages for the six month period was primarily due to lower profit margins available on the mix of products shipped in the current six month period ended December 31, 1995 compared to higher margins on products shipped for the six month period ended December 1994.


-------------------  -------------------  ---------------------

Operating Expenses        $186,396              $80,086
                            8.8%                 1.9%

The second quarter increase in operating expenses is primarily attributable to an increase in sales expenses of approximately
$300,000 offset by decreases in commission and engineering expenses.


-------------------  -------------------  ---------------------

Other Income(Expense)    ($16,451)              $62,713

In the quarter ended December 31, 1995, the Company incurred additional expenses related to foreign currency losses of approximately $28,000 offset by decreases in certain rental property costs as compared to the quarter ended December 31, 1994.


-------------------  -------------------  ---------------------

Net Earnings (Loss)       $306,254          ($1,227,060)

The increase in net earnings for the three months ended December
31, 1995, when compared to the preceding fiscal year, is directly attributable to the increased sales volume of $1,894,289.

                                  8 of 9

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION


Item 1 -- Legal proceedings
---------------------------

     On November 13, 1995, the Company filed a complaint with the United States District Court for the Northern District of Texas, Dallas Division, against Senior Engineering Company. The complaint seeks to enjoin Senior Engineering from using or marketing Peerless' P8X vane or similar moisture separation technology. The Company alleges that Senior Engineering, through its joint venture with Peerless, obtained valuable trade secret information. The complaint states claims for misappropriation of trade secrets and breach of contract.


Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------

     There were no reports on Form 8-K for the six months ended
     December 31, 1995.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                PEERLESS MFG. CO. -- Registrant

Dated: February 7, 1996


                              Sherrill Stone
                              Chairman, President and
                              Chief Executive Officer




                              Kent J. Van Houten
                              Secretary - Treasurer and
                              Chief Financial Officer



                                  9 of 9