Form 10-Q
period 1996-03-31
PEERLESS MANUFACTURING CO
filed 1996-05-03
CIK 76954

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                 Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period
      Ended March 31, 1996                  Commission File Number 0-5214

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

              Class                         Outstanding at March 31, 1996
   _____________________________          _________________________________

   Common stock, $1.00 par value                 1,446,742 Shares

                             PEERLESS MFG. CO.

                                  INDEX



                                                                    Page
                                                                   Number
  Part I:   Financial Information                                _________

            Condensed Consolidated Balance Sheets for the
            periods ended March 31, 1996 and June 30, 1995            3

            Condensed Consolidated Statements of Earnings
            for the three and nine months ended March 31,
            1996 and 1995                                             4

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended March 31, 1996 and 1995             5

            Notes to the Condensed Consolidated Financial             6
            Statements

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7 & 8


  Part II:  Other Information                                         9




























                                      2 of 9

                           PEERLESS MFG. CO.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      MARCH 31,      JUNE 30,
                                                    ------------- -------------
                                                         1996          1995
                                                    ------------- -------------
          ASSETS                                      (UNAUDITED)     (AUDITED)
Current assets:
   Cash and cash equivalents                             $722,702      $961,747
   Short term investments                                 478,163       821,968
   Accounts receivable                                 10,673,563     9,135,623
   Inventories:
      Raw materials                                       786,090       988,275
      Work in process                                   2,779,517     1,590,050
      Finished goods                                      254,539       238,449
   Deferred income taxes                                  232,554       232,554
   Other                                                  370,040       334,876
                                                      -----------   -----------
         Total current assets                          16,297,168    14,303,542

Property,plant and equipment-net                        1,166,525     1,282,275
Property held for investment-net                          909,444       952,823
Other assets                                              378,815       617,415
                                                      -----------   -----------
                                                      $18,751,952   $17,156,055
                                                      ===========   ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                         $650,000            $0
   Accounts payable-trade                               4,280,786     3,096,025
   Advance payments from customers                        886,164       600,957
   Commissions payable                                    449,206       509,512
   Accrued liabilities                                  1,160,431     1,065,878
                                                      -----------   -----------
      Total current liabilities                         7,426,587     5,272,372

Deferred income taxes                                      97,704        97,704

Stockholders' equity:
   Common stock-authorized 4,000,000 shares of $1 par
     value; issued and outstanding, 1,446,742 shares    1,446,742     1,446,742
   Additional paid-in capital                           2,493,428     2,493,428
   Unamortized value of restricted stock issue            (49,589)      (97,107)
   Cumulative foreign currency translation adjustmen       42,430        56,110
   Retained earnings                                    7,294,650     7,886,806
                                                      -----------   -----------
                                                       11,227,661    11,785,979
                                                      -----------   -----------
                                                      $18,751,952   $17,156,055
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.
                                         3 of 9

                                                          PEERLESS MFG. CO.
                                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                             (UNAUDITED)

                                                                   Three Months Ended              Nine Months Ended
                                                               --------------------------     ---------------------------
                                                                       March 31,                       March 31,
                                                               --------------------------     ---------------------------
                                                                  1996            1995            1996            1995
                                                               ----------      ----------     -----------     -----------
        Net sales                                              $8,625,252      $5,997,883     $23,932,261     $23,479,281
        Cost of goods sold                                      5,865,651       3,977,265      17,119,929      15,530,858
                                                               ----------      ----------      ----------      ----------
              Gross profit                                      2,759,601       2,020,618       6,812,332       7,948,423

        Operating expenses
          Marketing and engineering                             1,926,270       1,754,629       5,636,403       5,227,918
          General and administrative                              420,649         465,749       1,093,595       1,295,453
                                                               ----------      ----------      ----------      ----------
              Operating income(loss)                              412,682        (199,760)         82,334       1,425,052

        Other income(expense)
           Interest                                                 3,936          35,335          34,048          61,300
           Sundry                                                  84,163         (57,081)         52,924        (146,886)
                                                               ----------      ----------      ----------      ----------
                                                                   88,099         (21,746)         86,972         (85,586)
                                                               ----------      ----------      ----------      ----------
        Earnings(loss) from operations
           before Federal income tax                              500,781        (221,506)        169,306       1,339,466

        Federal income tax
           Current                                                155,670         (23,195)         38,084         524,606
           Deferred                                                     0               0               0               0
                                                               ----------      ----------      ----------      ----------
                                                                  155,670         (23,195)         38,084         524,606
                                                               ----------      ----------      ----------      ----------
        Net earnings(loss)                                        345,111        (198,311)        131,222         814,860
                                                               ==========      ==========      ==========      ==========

        Net earnings per common share                               $0.24          ($0.14)          $0.09           $0.56
                                                               ==========      ==========      ==========      ==========

        Weighted average number of common
           shares outstanding                                   1,446,742       1,448,053       1,446,742       1,440,471
                                                               ==========      ==========      ==========      ==========

        Cash dividend per common share                             $0.125          $0.125          $0.375          $0.375
                                                               ==========      ==========      ==========      ==========

        The accompanying notes are an integral part of these statements.
                                                  4 of 9

                                  PEERLESS MFG. CO.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     For the nine months ended
                                                             March 31,
                                                     -------------------------
                                                          1996         1995
                                                     ------------ ------------
 Cash flows from operating activities:
 Net earnings(loss) from operating activities           $131,222     $814,860
    Adjustments to reconcile net earnings to net
       cash provided (used) by operating activities:
          Depreciation and amortization                  228,866      295,158
          Other                                           47,518       35,762
          Changes in assets and liabilities
             (Increase) decrease in:
                Accounts receivable                   (1,537,940)   3,993,693
                Inventories                           (1,003,372)   1,738,204
                Other current assets                     (35,164)      80,811
                Other assets                             231,037       (2,938)
             Increase (decrease) in:
                Accounts payable                       1,184,761   (1,140,712)
                Commissions payable                      (60,306)     (71,844)
                Advance payments from customers          285,207   (1,914,509)
                Income taxes payable                           0     (250,211)
                Accrued liabilities                      (86,297)    (149,412)
                                                      ----------   ----------
                                                        (745,690)   2,614,002
                                                      ----------   ----------
 Net cash (used in) provided by continuing operations   (614,468)   3,428,862

 Cash flows from investing activities:
    Net purchases of short term investments              343,805   (2,100,644)
    Purchase of equipment net of disposals               (62,174)    (294,470)
                                                      ----------   ----------
 Net cash used in investing activities                   281,631   (2,395,114)

 Cash flows from financing activities:
    Dividends paid                                      (542,528)    (540,279)
    Net borrowing                                        650,000     (260,400)
                                                      ----------   ----------
 Net cash used in financing activities                   107,472     (800,679)

 Effect of exchange rate on cash                         (13,680)      47,624
                                                      ----------   ----------
                Net increase (decrease) in cash
                   and cash equivalents                 (239,045)     280,693

 Cash and cash equivalents at beginning of period        961,747      619,990
                                                      ----------   ----------
 Cash and cash equivalents at end period                $722,702     $900,683
                                                      ==========   ==========
                                      5 of 9

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only the normal recurring accruals, necessary to present fairly its financial position as of March 31, 1996 and June 30, 1995, the results of operations for the three and nine month periods ended March 31, 1996 and 1995 and the cash flows for the nine months ended March 31, 1996 and 1995.

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

3. The adjusted backlog of unshipped orders and letters of intent at March 31, 1996 was approximately $17,600,000 as compared to a March 31, 1995 backlog of approximately $15,100,000. Of the $17,600,000 backlog at March 31, 1996, approximately 66% is scheduled to be shipped in the current fiscal year.

4. The Company has a formal agreement with a bank for a $5,000,000 continuing line of credit, renewable annually. Under the terms of this agreement, the loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. As of March 31, 1996 and 1995, the Company had $650,000 and 0 loans outstanding respectively.

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











                                  6 of 9

                             PEERLESS MFG. CO.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
- - -------------------------------
As a general policy, the Company maintains corporate liquidity at a level adequate to support existing operations and planned internal growth, and to allow continued operations through periods of unanticipated adversity.

Cash and equivalents decreased $239,045 from June 30, 1995. Company operations used $614,468 of cash during the nine months ended March 31, 1996. Additional cash distributions for the period were composed of fixed asset acquisitions amounting to $62,174, dividend distributions of $542,528, and additional short-term investments of $343,805.

As indicated, operations used $614,468 of cash in the nine months ended March 31, 1996. Primarily, this use of funds resulted from
(a) an increase in accounts receivable of $1,537,940, increased inventories for continued and new projects of $1,003,372, an increase in other current assets of $35,164, a decrease in commissions payable of $60,306 and a decrease in accrued liabilities of $86,297; offset by (b) an increase in accounts payable of $1,184,761, increased customer advances of $285,207, and a decrease in other assets of $231,037.

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



                           Results Of Operations
                           ---------------------

                              Dollar and Percentage Variance
Comparison to        Three Months Ended  Nine Months Ended
Fiscal 1995            Mar. 31, 1996       Mar. 31, 1996
Relevant Periods         1995-1996           1995-1996
- - -------------------- ------------------- -------------------

Sales                   $2,627,369             $452,980
                           43.8%                 1.9%

The increase of current quarter sales compared to the same quarter of the previous year is the result of sales increases from the United Kingdom Subsidiary, Pressure Products Division and the SCR Systems Division of approximately $348,000, $781,000 and $1,634,000 respectively.

                                  7 of 9

                              Dollar and Percentage Variance
                     Three Months Ended  Nine Months Ended
                       Mar. 31, 1996       Mar. 31, 1996
                         1995-1996           1995-1996
- - -------------------- ------------------- -------------------

Gross Profit              $738,983          ($1,136,091)
                           36.6%               (14.3%)

In the third quarter, gross profit as a percentage of sales was 32.0% for the three months ended March 31, 1996 vs. 33.7% for the three months ended March 31, 1995. The decrease in gross profit percentages in the current quarter was primarily due to lower profits available on the mix of products shipped during this period. The overall margin was impacted with more SCR Systems Division shipments containing lower margin value added components used in the manufacturing process. The decline in gross profit percentages for the nine month period was primarily due to lower profit margins available on the mix of products shipped in the current nine month period ended March 31, 1996 compared to higher margins on products shipped for the nine month period ended March 31, 1995.



- - -------------------- ------------------- -------------------

Operating Expenses        $126,541             $206,627
                            5.7%                 3.2%

The third quarter increase in operating expenses is primarily attributable to an increase in sales expenses of approximately
$178,000 offset by decreases in commission expenses.



- - -------------------- ------------------- -------------------

Other Income(Expense)    $109,845              $172,558

In the quarter ended March 31, 1996, the Company recorded other income of approximately $110,000 related to insurance proceeds received in excess of cost for refurbishment.



- - -------------------- ------------------- -------------------

Net Earnings (Loss)       $543,422            ($683,638)

The increase in net earnings for the three months ended March 31, 1996, when compared to the preceding fiscal year, is directly attributable to the increased sales volume of $2,627,369.




                                  8 of 9

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION


                              NOT APPLICABLE




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                PEERLESS MFG. CO. -- Registrant


Dated: May 1, 1996


                              Sherrill Stone
                              Chairman, President and
                              Chief Executive Officer





                              Kent J. Van Houten
                              Secretary - Treasurer and
                              Chief Financial Officer
















                                  9 of 9