Form 10-K405
period 1996-06-30
PEERLESS MANUFACTURING CO
filed 1996-09-30
CIK 76954

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended June 30, 1996
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

================================================================================
                        Commission File Number 0-5214

                               PEERLESS MFG. CO.
================================================================================
             (Exact name of registrant as specified in its charter)

                                 Texas                                                 75-0724417
- - --------------------------------------------------------------------    --------------------------------------
    (State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)

                 2819 Walnut Hill Lane, Dallas, Texas                                    75229
- - --------------------------------------------------------------------    --------------------------------------
               (Address of principal executive offices)                                (Zip Code)

          Registrant's telephone number, including area code:                        (214) 357-6181
                                                                        --------------------------------------

                               Securities registered pursuant to Section 12(g) of the Act:

                   TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------                          -----------------------------------------
              Common Stock, par value $1.00                     The Nasdaq Stock Market's National Market

================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At September 19, 1996, Peerless Mfg. Co. had 1,454,742 shares of common stock, $1.00 par value outstanding. The Company estimates that the aggregate market value of the common stock on September 19, 1996 (based upon the closing price of these shares on Nasdaq) held by non-affiliates was approximately $15,539,946.

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on or about November 21, 1996 (Part III).

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
- - ----                                                                    ----
PART I

     1         Business . . . . . . . . . . . . . . . . . . . . . . . .   1

     2         Properties . . . . . . . . . . . . . . . . . . . . . . .   6

     3         Legal Proceedings  . . . . . . . . . . . . . . . . . . .   6

     4         Submission of Matters to a Vote
                 of Security Holders  . . . . . . . . . . . . . . . . .   7

PART II

     5         Market for Registrant's Common Equity and
                 Related Stockholder Matters  . . . . . . . . . . . . .   7

     6         Selected Financial Data  . . . . . . . . . . . . . . . .   8

     7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . .   9

     8         Financial Statements and Supplementary Data  . . . . . .  14

     9         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . .  34

PART III

     10        Directors and Executive Officers of
                 the Registrant . . . . . . . . . . . . . . . . . . . .  34

     11        Executive Compensation . . . . . . . . . . . . . . . . .  34

     12        Security Ownership of Certain Beneficial
                 Owners and Management  . . . . . . . . . . . . . . . .  34

     13        Certain Relationships and Related
                 Transactions . . . . . . . . . . . . . . . . . . . . .  34

PART IV

     14        Exhibits, Financial Statement Schedule,
                 and Reports on Form 8-K  . . . . . . . . . . . . . . .  35

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

         The Company's products are also used as components in selective catalytic reduction systems. Selective catalytic reduction equipment is used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as gasoline, natural gas and oil. Additionally, the Company sells gas odorization equipment, quick-opening closures, parts for its products and other miscellaneous items. It also renders certain engineering services.

         While the Company manufactures and stocks a limited number of items of equipment for immediate delivery, the vast majority of its products are designed and constructed for specific customer requirements or specifications. In certain cases, the Company's products and components are designed by the Company but produced by subcontractors under Company supervision.

         The Company markets its products worldwide through manufacturers' representatives, who sell on a commission basis under the general direction of an officer of the Company. Additionally, a number of the Company's employees sell Company products directly to customers. The Company has a sales office in Singapore with a staff of seven engineering and administrative employees. The Company's United Kingdom subsidiary, Peerless Europe Ltd., began operations in January of 1992 and currently has a staff of ten full-time employees. The Company's Netherlands subsidiary has three full-time employees.

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

         The Company is not dependent upon any single customer or group of customers. Due to the custom-designed nature of its business and the nature of the products it sells, the Company's major customers typically vary from year to year. During Fiscal 1996 and 1995 no single customer accounted for 10% or more of Company revenues. During Fiscal 1994, the Company's largest customer, Mobil Oil Indonesia, accounted for approximately 10.5% of Company revenues. No other customer accounted for 10% or more of Company revenues during Fiscal 1994.

         Sales to foreign customers have been a part of the Company's business for more than forty years. During Fiscal 1996, foreign sales amounted to $19,434,000, or 57.8% of total consolidated revenue. Sales in Asia were approximately $4.5 million, or 13.4%, $7.0 million, or 21.8%, and $6.3 million, or 24.6%, of net sales in Fiscal 1996, 1995 and 1994, respectively. Due to the custom-designed and project-specific nature of its products, the Company's sales to any geographic region may vary from year to year. For a breakdown of the Company's foreign sales by geographic area during Fiscal 1996, 1995 and 1994, see Note I of the Notes to Consolidated Financial Statements.

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

Backlog

         The Company's backlog of incomplete orders at June 30, 1996 was approximately $15,300,000 compared to approximately $15,875,000 in 1995. Virtually all of the June 30, 1996 backlog is presently expected to be completed and shipped in Fiscal 1997. Backlog has been calculated under the Company's normal practice of including incomplete orders for products that are deliverable over various periods and that may be changed or cancelled in the future.

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

Patents, Licenses and Product Development

         The Company considers itself a world leader in the technology required to design and apply its high efficiency vapor/liquid separation and filtration equipment. The Company believes it is also a leader in the design, manufacture and application of high efficiency pulsation dampeners for reciprocating compressors, and in the production of selective catalytic reduction component equipment. The Company's expenditures for new product development and improvements were approximately $515,000 in Fiscal 1996 and $526,000 in Fiscal 1995.

         The Company has several patents on its products and processes that are important to its business. However, other companies are marketing competitive products which may not infringe upon the Company's patents. Royalty revenues, included in net sales, are $451,620, $272,673 and $143,394 in Fiscal 1996, 1995
and 1994, respectively.

Employees

         At June 30, 1996, the Company and its subsidiaries had approximately 160 employees.

Raw Materials

         The Company purchases the raw materials and component parts essential to its business from established sources with which it has had commercial relationships for many years. During the fiscal year ended June 30, 1996, the Company experienced no unusual problems in purchasing required materials and parts, and the Company believes that raw materials and component parts will be available in sufficient quantities for it to meet anticipated demand for its products. However, conditions may occur from time to time which could make it difficult to obtain desired materials within timely delivery schedules.

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

Executive Officers of the Company

         The executive officers of the Company on September 19, 1996 are listed below. Each of these officers has been employed by the Company for at least five years in the same position or a similar capacity, except as noted:

         Name and Age                Position
         ------------                --------

         Sherrill Stone, 59          Chairman of the Board, President and Chief
                                     Executive Officer (1)

         Dayle B. Ellis, 43          Executive Vice President and
                                     Chief Operating Officer (2)

         Edward Perry, 58            Vice President (3)

         G. D. Cornwell, 52          Vice President (4)

         Kent J. Van Houten, 43      Chief Financial Officer and
                                     Secretary - Treasurer (5)

- - --------------------

(1) Responsible for formulation of corporate policy, investment and new business opportunities. Mr. Stone assumed the duties of Chairman of the Board and Chief Executive Officer of the Company on March 31, 1993.

(2) Responsible for marketing, manufacturing and engineering operations of the Company. Mr. Ellis assumed the duties of Executive Vice President and Chief Operating Officer of the Company on July 17, 1996.

(3) Responsible for marketing, manufacturing and engineering of filters and separators associated with pressure applications.

(4) Responsible for marketing, manufacturing and engineering of liquid vapor separators.

(5) Mr. Van Houten is responsible for financial and administrative operations, and has been employed by the Company since May 22, 1995. He previously was Manager of Financial Accounting at The Austin Company.

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

         During Fiscal 1996, the estimated average utilization of the Company's manufacturing facilities was approximately 90% in Denton, Texas, and 90% in Carrollton, Texas. Because of the availability and use by the Company of subcontractors, high utilization rates do not necessarily indicate a capacity problem. The Company believes that its office and manufacturing facilities are adequate and suitable for its present requirements. While future needs may require additional manufacturing facilities, space at the Denton, Texas location is available for expansion. The Company has also determined that a number of locations in the immediate area could be leased in the event future needs require such action.

ITEM 3.         LEGAL PROCEEDINGS.

         From time to time the Company is involved in litigation relating to claims arising in the ordinary course of business operations. In addition, the Company has been named as a defendant in three lawsuits alleging damages suffered by former employees or independent contractors of the Company. In Roy
L. Greeson v. Peerless Mfg. Co., filed June 17, 1994 in the 68th Judicial District Court, Dallas County, Texas, the plaintiff alleged that while working for a temporary employment agency, he was assigned to perform work at the Company. He further asserted that while at the Company he was injured and that the negligence of the Company caused his personal injuries. The plaintiff seeks lost earnings, front pay, past and future medical expenses and damages for past and future pain and suffering. An out of court settlement was agreed to and signed February 14, 1996. The amount of the settlement had no material impact to the financial statements of the Company.

         In David Kyle Miller v. Peerless Mfg. Co., filed August 25, 1995 in the 167th Judicial District Court, Dallas County, Texas, the plaintiff, a former employee, alleged that while employed by the Company he was injured and that these injuries were caused by the negligence and gross negligence of the Company. The plaintiff seeks damages including exemplary and/or punitive damages, damages for mental and emotional pain and anguish, physical impairment, loss of income, medical expenses and conscious physical pain and suffering. An out of court settlement was agreed to and signed August 29, 1996. The amount of such settlement had no material impact to the financial statements of the Company.

         In Florentino San Miguel v. Carl W. Yarbrough, and Peerless Mfg. Co., filed June 28, 1996 in the 211th Judicial District Court, Denton, Texas, Plaintiff alleged that while employed by the Company he was injured and that these injuries were caused by the negligence and gross negligence of the Company. The plaintiff seeks damages including exemplary damages, prejudgment and postjudgment interest and court costs. At this early stage of the lawsuit, the Company is unable to determine the likelihood of the Company's success.
The Company intends to vigorously defend the case.

         In Peerless Mfg. Co. v. Senior Engineering Company, the Company filed the action on November 13, 1995, alleging that Senior Engineering Company ("Senior") had misappropriated certain of the Company's trade secrets, breached certain contractual obligations owed to the Company, and breached its duty of good faith and fair dealing in connection with Senior's efforts to market moisture separation technology and systems in competition with the Company. By its action, the Company sought both damages and injunctive relief against Senior. On or about February 19, 1996, the Company and Senior entered into a preliminary agreement to resolve the Company's claims and settle the case. As a part of such preliminary agreement, all proceedings in the action were abated as of December 29, 1995, and remain abated. The Company and Senior are in the process of negotiating and preparing final documents which, when executed, will bring the case to an end. The Company believes that the current negotiations will be successful and will result in the settlement of the case. In the event such negotiations are not consummated, the Company intends to vigorously pursue the claims it has asserted in the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the Nasdaq Stock Market's
National Market under the symbol PMFG. The Company's Board of Directors reviews the financial position of the Company periodically to determine the advisability of paying dividends. The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for the Company's Common Stock as reported by Nasdaq Stock Market's National Market and cash dividends paid per share.

Quarter Ended:            Closing Bid Prices       Cash Dividends
                          High           Low          Per Share
                          ----           ---          ---------
Fiscal 1995
- - --------------------
September 30, 1994        $14         $ 9-3/4           $.125
December 31, 1994          16-1/2      11                .125
March 31, 1995             11-3/4       9-1/2            .125
June 30, 1995              12-3/4       9-1/2            .125

Fiscal 1996
- - -----------
September 30, 1995        $12-3/4     $ 9-7/8           $.125
December 31, 1995          11-5/8       9-1/4            .125
March 31, 1996              9-3/4       8-3/4            .125
June 30, 1996              11-5/8       9-5/8            .125

         The number of record holders of the Company's Common Stock on August 16, 1996 was 233. The Company estimates that approximately 700 additional shareholders own shares in broker names.

ITEM 6.         SELECTED FINANCIAL DATA

         The following table sets forth selected financial and other data regarding the Company's results of operations and financial position. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere herein.

                                                              Year ended June 30
                                   ------------------------------------------------------------------------------
                                       1996             1995             1994             1993            1992
                                   -----------      -----------     ------------     ------------    ------------
Net sales                          $33,643,998      $32,089,132      $25,567,560      $25,797,270     $23,058,643
Gross profit                        10,213,237       10,583,128        9,038,606        8,828,398       8,518,020
Earnings before income taxes
                                     1,133,955        1,860,468        1,227,959          267,092       1,393,594
Net earnings                       $   789,721      $ 1,226,246      $   780,275      $   155,059     $   979,549
                                   ===========      ===========      ===========      ===========     ===========
Earnings per
common share:                             $.55             $.85             $.54             $.11            $.68
                                          ====             ====             ====             ====            ====
Total assets                       $18,631,025      $17,156,055      $18,022,466      $14,261,243     $14,669,889
                                   ===========      ===========      ===========       ==========     ===========
Long-term obligations                      ---              ---              ---              ---             ---
Cash dividend per common
share                              $       .50      $       .50      $       .50      $       .50     $       .50
                                   ===========      ===========      ===========      ===========     ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity And Capital Resources

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

         The Company has historically financed and continues to finance working capital requirements and any expansion, equipment purchases or acquisitions primarily through the retention of earnings, which is reflected by the absence of long-term debt on the Company's consolidated balance sheet. In addition to retained earnings, the Company has infrequently used a short term bank credit line of $5,000,000 to supplement working capital. During early Fiscal 1995 and Fiscal 1996, it was necessary for the Company to use its short-term bank credit line in order to finance a temporary shortfall in working capital. At June 30, 1996, the Company had no amounts outstanding against its credit line. The Company pays an annual commitment fee of 0.25% of the unused balance under the credit line. The Company has no material commitments for capital expenditures other than replacing equipment and maintaining its existing plants and equipment. During Fiscal 1996 the Company purchased fixed assets totaling $273,593, consisting primarily of replacement manufacturing equipment, computer hardware and software, office equipment and building improvements. This is compared to purchases of $339,199 during Fiscal 1995. The Company believes that these sources will be sufficient to satisfy its needs in the foreseeable future.

         Working capital was $9,350,600 at June 30, 1996, substantially unchanged from $9,031,200 at June 30, 1995.

         The following table sets forth certain information related to working capital for the Company's last three fiscal years:

                                      1996          1995          1994
                                    --------      --------      --------
Average working capital as
a percentage of net sales             25.6%         27.5%         31.0%
Annual accounts receivable
    turnover(1)                        3.8           6.0           3.3
Annual inventory turnover(2)           5.7           6.7           4.8

(1) Annual accounts receivable turnover is computed by dividing annual net sales by the average monthly accounts receivable.

(2) Annual inventory turnover is computed by dividing the cost of goods sold by the average monthly inventory.

         Although year-end working capital increased from Fiscal 1995 to Fiscal 1996, the average working capital decrease as a percentage of net sales is related to increased sales volume of approximately $1,555,000 reported in Fiscal 1996 over Fiscal 1995. The decrease in annual accounts receivable turnover reflects the Company's growth in foreign sales. The process of collecting foreign receivables usually takes longer than that of domestic receivables due to the length of time required for ocean-going shipments of equipment as well as the time involved in processing the required documentation. The decrease in average inventory turnover is due primarily to larger projects and more costs included in work in process during Fiscal 1996 compared to Fiscal 1995.


Results of Operations

         The following table sets forth various measures of performance expressed as percentages of net sales for the Company's last three fiscal years, as well as the Company's effective income tax rate for the same periods:

                                      1996          1995          1994
                                    --------      --------      --------
Gross profit margin                   30.4%         33.0%         35.3%
Operating expenses                    26.9%         27.5%         31.1%
Earnings before income taxes           3.4%          5.8%          4.8%
Effective income tax rate             30.4%         34.1%         36.5%

         Inflation did not have a material impact on the Company's operating results during the last three fiscal years.

Comparison of Fiscal 1996 to Fiscal 1995

Net Sales

         The Company's net sales increased approximately $1,555,000, or 4.8%, to $33,644,000 in Fiscal 1996 as compared to $32,089,000 in Fiscal 1995.
Compared to Fiscal 1995, Fiscal 1996 domestic sales decreased by 1.0% from $14,389,000 to $14,244,000. Foreign sales increased from $17,700,000 in Fiscal 1995 to $19,400,000 in Fiscal 1996, an increase of 9.6%. The increase was primarily the result of additional sales realized in Europe.

         The Company's backlog of unfilled orders decreased slightly from $15,875,000 at June 30, 1995 to $15,300,000 at June 30, 1996.

         Sales decreased from $3,346,000 in Fiscal 1995 to $2,562,000 in Fiscal 1996 at the Company's Singapore sales office. The backlog of unfilled orders at June 30, 1996 includes approximately $510,000 of orders generated through the Singapore office. The Company continues to believe that its sales in Asia are enhanced by its maintenance of a Singapore office.

         During Fiscal 1996, Peerless Europe Ltd., the Company's UK subsidiary, contributed Fiscal 1996 sales revenue of $5,394,000, representing an increase of $1,760,000, or 48.4% over Fiscal 1995 revenue of $3,634,000. This subsidiary continued to operate solidly during Fiscal 1996, with a year-end backlog of approximately $1,000,000.

         Peerless Europe B.V., the Company's Dutch subsidiary which became operational as a trading company late in Fiscal 1993, continued its efforts during Fiscal 1996 to implement the Company's direct marketing strategy in Europe. Sales revenue increased from $1,155,000 in Fiscal 1995 to $2,105,000 in Fiscal 1996.

         Sales by the Company's SCR (Selective Catalytic Reduction) division improved from $3,696,000 in Fiscal 1995 to $6,013,000 in Fiscal 1996. During Fiscal 1996, the SCR division, which designs and manufactures equipment used to remove nitrogen oxide (NOx) emissions caused by boilers, gas burners, turbines and internal combustion engines, experienced an improvement in its order intake activity and ended the year with a backlog of unfilled orders of approximately $4,838,000.

Gross Profit Margin

         The Company's gross profit margin decreased from 33.0% of net sales in Fiscal 1995 to 30.4% of net sales in Fiscal 1996. The decrease resulted from a change in product mix of orders completed in Fiscal 1996.

Operating Expenses

         Operating expenses increased from $8,818,000 in Fiscal 1995 to $9,058,000 in Fiscal 1996. However, operating expenses as a percent of sales decreased slightly from 27.5% in Fiscal 1995 to 26.9% in Fiscal 1996, due primarily to the increase in net sales.

Income Tax

         The Company's effective income tax rate decreased from 34.1% in Fiscal 1995 to 30.4% in Fiscal 1996. For a further discussion of the Company's federal income taxes, see Note H to the Company's Consolidated Financial Statements.

Comparison of Fiscal 1995 to Fiscal 1994

Net Sales

         The Company's net sales increased approximately $6,500,000, or 25.5%, to $32,089,000 in Fiscal 1995 as compared to $25,568,000 in Fiscal 1994.
Compared to Fiscal 1994, Fiscal 1995 domestic sales increased by 27.6% from $11,268,000 to $14,389,000. Foreign sales increased from $14,300,000 in Fiscal 1994 to $17,700,000 in Fiscal 1995, an increase of 23.8%. The increase was primarily the result of additional sales realized in Europe.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Index to Financial Statements

                                                                          Page
                                                                          ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC
         ACCOUNTANTS  . . . . . . . . . . . . . . . . . . . . . . . . .    15

CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1996 AND 1995 . . . . . . . . .    16

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS
         ENDED JUNE 30, 1996, 1995 AND 1994   . . . . . . . . . . . . .    18

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY FOR THE YEARS ENDED JUNE 30, 1996,
         1995 AND 1994  . . . . . . . . . . . . . . . . . . . . . . . .    19

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
         ENDED JUNE 30, 1996, 1995 AND 1994   . . . . . . . . . . . . .    20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
         YEARS ENDED JUNE 30, 1996, 1995 AND 1994   . . . . . . . . . .    22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
         ON SCHEDULE  . . . . . . . . . . . . . . . . . . . . . . . . .    32

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT  . . . . . . . . . . . .    33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Peerless Mfg. Co.


We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
September 13, 1996

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    June 30,




                    ASSETS                                                        1996                          1995
                                                                               -----------                    -----------
CURRENT ASSETS
    Cash and cash equivalents                                                  $ 2,082,329                    $ 1,561,747
    Short-term investments                                                         246,659                        221,968
    Accounts receivable - principally trade - net of allowance for doubtful accounts of $100,000 and $99,082 in 1996
        and 1995, respectively                                                   8,700,762                      9,135,623
    Inventories                                                                  4,138,965                      2,816,774
    Deferred income taxes                                                          226,214                        232,554
    Other                                                                          620,072                        334,876
                                                                               -----------                    -----------

              TOTAL CURRENT ASSETS                                              16,015,001                     14,303,542

PROPERTY, PLANT AND EQUIPMENT - AT COST, less
    accumulated depreciation                                                     1,213,859                      1,282,275

PROPERTY HELD FOR INVESTMENT - AT COST, less
    accumulated depreciation                                                       948,775                        952,823

OTHER ASSETS                                                                       453,390                        617,415
                                                                               -----------                    -----------

                                                                               $18,631,025                    $17,156,055
                                                                               ===========                    ===========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                                    June 30,




   LIABILITIES AND STOCKHOLDERS' EQUITY                                 1996              1995
                                                                    -----------       -----------
CURRENT LIABILITIES
    Accounts payable - trade                                        $ 4,329,645       $ 3,096,025
    Advance payments from customers                                     435,549           600,957
    Commissions payable                                                 566,766           509,512
    Accrued expenses
        Compensation                                                    549,210           593,550
        Warranty reserve                                                286,384           317,092
        Other                                                           496,847           155,236
                                                                    -----------       -----------

              TOTAL CURRENT LIABILITIES                               6,664,401         5,272,372

DEFERRED INCOME TAXES                                                    86,768            97,704

COMMITMENTS                                                                 -                 -

STOCKHOLDERS' EQUITY
    Common stock - authorized, 4,000,000 shares of $1 par value;
        issued and outstanding, 1,446,742 shares                      1,446,742         1,446,742
    Additional paid-in capital                                        2,489,879         2,493,428
    Unamortized value of restricted stock grants                        (33,750)          (97,107)
    Cumulative foreign currency translation adjustment                   23,842            56,110
    Retained earnings                                                 7,953,143         7,886,806
                                                                    -----------       -----------
                                                                     11,879,856        11,785,979
                                                                    -----------       -----------

                                                                    $18,631,025       $17,156,055
                                                                    ===========       ===========





                The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                              Year ended June 30,



                                                              1996               1995               1994
                                                           -----------        -----------        -----------
NET SALES                                                  $33,643,998        $32,089,132        $25,567,560

COST OF GOODS SOLD                                          23,430,761         21,506,004         16,528,954
                                                           -----------        -----------         ----------

          GROSS PROFIT                                      10,213,237         10,583,128          9,038,606

OPERATING EXPENSES
   Marketing and engineering                                 5,945,206          5,885,595          5,349,216
   General and administrative                                3,112,463          2,932,410          2,604,008
                                                           -----------        -----------         ----------
                                                             9,057,669          8,818,005          7,953,224
                                                           -----------        -----------         ----------

          OPERATING PROFIT                                   1,155,568          1,765,123          1,085,382

OTHER INCOME (EXPENSE)
   Interest income                                              45,559             93,974             37,073
   Interest expense                                            (16,858)            (8,040)           (35,596)
   Other, net                                                  (50,314)             9,411            141,100
                                                           -----------        -----------         ----------
                                                               (21,613)            95,345            142,577
                                                           -----------        -----------         ----------

          EARNINGS BEFORE INCOME TAXES                       1,133,955          1,860,468          1,227,959

INCOME TAX EXPENSE (BENEFIT)
   Current                                                     348,830            612,853            468,063
   Deferred                                                     (4,596)            21,369            (20,379)
                                                           -----------        -----------         ----------
                                                               344,234            634,222            447,684
                                                           -----------        -----------         ----------

          NET EARNINGS                                     $   789,721        $ 1,226,246         $  780,275
                                                           ===========        ===========         ==========

Earnings per common share                                  $       .55        $       .85         $      .54
                                                           ===========        ===========         ==========

Weighted average number of common
shares outstanding                                           1,446,742          1,442,039          1,437,192
                                                           ===========        ===========         ==========

                The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                           Cumulative
                                                                              Unamortized   foreign
                                                                  Additional   value of     currency
                                                       Common      paid-in    restricted   translation   Retained
                                                        stock      capital    stock grant   adjustment   earnings        Total
                                                     ----------   ----------  -----------  -----------  ----------    -----------
Balances as of July 1, 1993                          $1,437,492   $2,384,702   $ (85,554)   $(108,918)  $7,319,498    $10,947,220


Net earnings                                                -            -            -           -        780,275        780,275
Issuance of 3,000 shares of common stock                  3,000       27,750     (30,750)         -            -              -
Forfeiture of 3,750 shares of common stock               (3,750)     (27,031)     30,781          -            -              -
Translation adjustment                                      -            -            -        32,855          -           32,855
Cash dividends paid ($.50 per share)                        -            -            -           -       (718,091)      (718,091)
Amortization of restricted stock grants                     -            -        35,682          -            -           35,682
Income tax expense related to restricted stock plans        -         (1,551)         -           -            -           (1,551)
                                                     ----------   ----------   ----------   ---------   ----------    -----------

Balances as of June 30, 1994                          1,436,742    2,383,870     (49,841)     (76,063)   7,381,682     11,076,390

Net earnings                                                -            -            -           -      1,226,246      1,226,246
Issuance of 12,000 shares of common stock                12,000      123,000    (135,000)         -            -              -

Forfeiture of 2,000 shares of common stock               (2,000)     (18,500)     20,500          -            -              -

Translation adjustment                                      -            -           -        132,173          -          132,173
Cash dividends paid ($.50 per share)                        -            -           -            -       (721,122)      (721,122)
Amortization of restricted stock grants                     -            -        67,234          -             -          67,234
Income tax benefit related to restricted stock plans        -          5,058         -            -             -           5,058
                                                     ----------   ----------   ----------   ---------   ----------    -----------

Balances as of June 30, 1995                          1,446,742    2,493,428     (97,107)      56,110    7,886,806     11,785,979

Net earnings                                                -            -           -            -        789,721        789,721
Translation adjustment                                      -            -           -        (32,268)         -          (32,268)
Cash dividends paid ($.50 per share)                        -            -           -            -       (723,384)      (723,384)
Amortization of restricted stock grants                     -            -        63,357          -            -           63,357
Income tax expense related to restricted stock plans        -         (3,549)        -            -            -           (3,549)
                                                     ----------   ----------   ---------    ---------   ----------    -----------

Balances as of June 30, 1996                         $1,446,742   $2,489,879   $ (33,750)   $  23,842   $7,953,143    $11,879,856
                                                     ==========   ==========   =========    =========   ==========    ===========


                  The accompanying notes are an integral part of this statement.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,



                                                               1996                1995               1994
                                                             ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                              $  789,721         $1,226,246         $  780,275
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities
         Depreciation and amortization                          416,207            386,364            392,524
         Deferred income taxes                                   (4,596)            21,369            (20,379)
         Exchange loss                                           28,628             56,368                -
         Other                                                   (2,342)             5,058             (1,551)
         Changes in operating assets and liabilities
                 Accounts receivable                            616,280           (323,226)        (2,253,588)
                 Inventories                                 (1,580,993)         1,810,607         (2,429,406)
                 Other current assets                          (285,196)           108,174             15,010
                 Other assets                                   156,025           (195,985)           (78,551)
                 Accounts payable                             1,240,661            464,022          1,320,851
                 Advance payments from customers               (165,408)        (1,624,268)         1,834,049
                 Commissions payable                             57,254              6,981            (54,684)
                 Accrued expenses                               266,563           (133,144)           342,836
                                                             ----------         ----------         ----------
                                                                743,083            582,320           (932,889)
                                                             ----------         ----------         ----------

                   NET CASH PROVIDED BY (USED IN)
                       OPERATING ACTIVITIES                   1,532,804          1,808,566           (152,614)

CASH FLOWS FROM INVESTING ACTIVITIES
   Net sales (purchases) of short-term investments              (24,691)           415,017            685,984
   Purchase of property and equipment                          (273,593)          (339,199)          (116,285)
                                                             ----------         ----------         ----------

                   NET CASH PROVIDED BY (USED IN)
                        INVESTING ACTIVITIES                   (298,284)            75,818            569,699

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                              Year ended June 30,



                                                                1996               1995            1994
                                                             ----------         ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net changes in short-term borrowings                      $       -          $ (260,400)     $  190,813
   Dividends paid                                              (723,384)          (721,122)       (718,091)
                                                             ----------         ----------      ----------

               NET CASH USED IN FINANCING ACTIVITIES           (723,384)          (981,522)       (527,278)

EFFECT OF EXCHANGE RATE ON CASH AND CASH
EQUIVALENTS                                                       9,446             25,691          32,855
                                                             ----------         ----------      ----------

               NET INCREASE (DECREASE) IN CASH AND CASH
                 EQUIVALENTS                                    520,582            928,553         (77,338)

Cash and cash equivalents at beginning of year                1,561,747            633,194         710,532
                                                             ----------         ----------      ----------

Cash and cash equivalents at end of year                     $2,082,329         $1,561,747      $  633,194
                                                             ==========         ==========      ==========


Supplemental information on cash flows:
- - --------------------------------------

Interest paid                                                $   16,858         $    9,597      $   33,961
Income taxes paid                                            $  138,018         $1,059,500      $   60,069





                The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996, 1995 and 1994



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

   Nature of Operations

   Peerless Mfg. Co. designs, engineers, and manufactures specialized products for the removal of contaminants from gases and liquids and for air pollution abatement. The Company's products are manufactured principally at plants located in Dallas, Texas and are sold worldwide with the principal markets located in the United States and Europe. Primary customers are equipment manufacturers, engineering contractors and operators of power plants.

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

   Depreciable Assets

   Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally by the straight-line method.

   Revenue Recognition

   The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process. The percentage-of-completion method is used for significant long-term contracts. Percentage-of-completion is determined using the actual labor incurred to date as compared to management's estimate of total labor to be incurred on each contract.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1996, 1995 and 1994





NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

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

   Reclassifications

   Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

   Financial Instruments

   The carrying amount for cash and cash equivalents approximates fair value because of the short-term nature of these items. Short-term investments are carried at fair value.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1996, 1995 and 1994





NOTE B - CONCENTRATIONS OF CREDIT RISK

   A significant portion of the Company's sales are to customers whose activities are related to the oil and gas industry, including some who are located in foreign countries. The Company generally extends credit to these customers. Its exposure to credit risk is affected by conditions within the oil and gas industry. Also, with respect to foreign sales, collection may be more difficult in the event of a default.

   However, the Company closely monitors extensions of credit and has never experienced significant credit losses. Substantially all foreign sales are made to large, well-established companies. The Company generally requires collateral or guarantees on foreign sales to smaller companies.


NOTE C - INVENTORIES

   Principal components of inventories are as follows:

                                                         June 30,
                                             --------------------------------
                                                1996                  1995
                                             ----------            ----------
   Raw materials                             $1,094,774            $  988,275
   Work in process                            2,757,798             1,590,050
   Finished goods                               286,393               238,449
                                             ----------            ----------

                                             $4,138,965            $2,816,774
                                             ==========            ==========


NOTE D - PROPERTY, PLANT AND EQUIPMENT AND PROPERTY HELD FOR INVESTMENT

         Property, plant and equipment is summarized as follows:

                                                         June 30,
                                             ---------------------------------
                                                1996                  1995
                                             ------------          -----------
      Buildings                              $  1,418,842          $ 1,364,693
      Equipment                                 2,300,777            2,224,037
      Furniture and fixtures                    1,114,583            1,078,826
                                             ------------          -----------
                                                4,834,202            4,667,556
        Less accumulated depreciation          (3,880,559)          (3,645,497)
                                             ------------          ----------
                                                  953,643            1,022,059
      Land                                        260,216              260,216
                                             ------------          -----------

                                             $  1,213,859          $ 1,282,275
                                             ============          ===========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1996, 1995 and 1994





NOTE D - PROPERTY, PLANT AND EQUIPMENT AND PROPERTY HELD FOR INVESTMENT - CONTINUED

   Property held for investment is summarized as follows:

                                                          June 30,
                                               -----------------------------
                                                  1996             1995
                                               ------------     ------------
      Buildings                                $  1,641,776     $  1,639,792
      Equipment                                     158,171          102,963
                                               ------------     ------------
                                                  1,799,947        1,742,755
        Less accumulated depreciation            (1,380,582)     (1,319,342)
                                                 ----------     -----------
                                                    419,365          423,413
      Land                                          529,410          529,410
                                               ------------     ------------

                                               $    948,775     $    952,823
                                               ============     ============


NOTE E - CREDIT ARRANGEMENT

   The Company has an agreement with a bank for an unsecured continuing line of credit in the amount of $5,000,000 due upon demand, with interest at the bank's prime lending rate (8.25% at June 30, 1996) paid monthly. The bank charges usage fees at an annual rate of .25% of the average daily unused portion of the line. At June 30, 1996 and 1995, no amounts were outstanding under the line. The Company had letters of credit outstanding under separate arrangements of $3,259,533 and $2,898,534 at June 30, 1996 and 1995, respectively. Other assets with a cost of approximately $545,000 were pledged against the letters of credit outstanding at June 30, 1996.


NOTE F - RESTRICTED STOCK PLANS

   The Company has a restricted stock plan whereby the Company can award up to 75,000 shares of common stock to employees. Sale of the stock awarded is restricted for five years from the date of grant. For the year ended June 30, 1995, the Company awarded 12,000 shares of common stock which had a fair value at the date of grant of $135,000. There were no awards for the years ended June 30, 1994 or 1996. Compensation under the plan is charged to earnings over the restriction period and amounted to $63,357, $67,234 and $18,907 in 1996, 1995 and 1994, respectively. At June 30, 1996, 8,750 shares were available for issuance.

   The Company also has a restricted stock plan for non-employee directors of the Company. Vesting is pro rata over a three-year period. Pursuant to the plan, the maximum number of shares that may be granted is 16,200 shares. No awards have been made since 1991. Compensation under the plan is charged to earnings over the vesting period and amounted to $16,775 in 1994. At June 30, 1996, 5,400 shares were available for issuance.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1996, 1995 and 1994





   The tax effect of income tax deductions that differ from compensation expense under these plans is credited or charged to additional paid-in capital.

NOTE G - EMPLOYEE BENEFIT PLANS

   The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 1996, 1995 and 1994 was $109,000, $103,000 and $98,000, respectively.

]                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1996, 1995 and 1994





NOTE H - FEDERAL INCOME TAXES

   Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                                       June 30,
                                                                ---------------------
                                                                  1996         1995
                                                                --------     --------
   Deferred tax assets
       Restricted stock grants                                  $ 19,125     $ 18,754
       Accrued compensation                                       97,760       90,020
       Warranty reserve                                           97,237      107,461
       Inventories                                                   -          9,167
       Foreign subsidiaries' net operating loss carryforwards     15,371       37,493
       Interest expense                                          116,240      103,385
       Other                                                      70,158       15,613
                                                                --------     --------
                                                                 415,891      381,893
       Less valuation allowance                                 (160,405)    (121,091)
                                                                ---------    --------
                                                                 255,486      260,802

   Deferred tax liabilities
       Property, plant and equipment                             (88,491)     (85,475)
       Inventories                                               (22,962)        -
       Other                                                      (4,587)     (40,477)
                                                                --------     --------
                                                                (116,040)    (125,952)
                                                                ---------    --------

             Net deferred tax asset                             $139,446     $134,850
                                                                ========     ========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1996, 1995 and 1994





NOTE H - FEDERAL INCOME TAXES - CONTINUED

   Deferred tax assets and liabilities included in the balance sheet are as follows:

                                                                 June 30,
                                                           ---------------------
                                                             1996         1995
                                                           --------     --------
     Current deferred tax asset                            $226,214     $232,554
     Noncurrent deferred tax liability                      (86,768)     (97,704)
                                                           --------     --------

                                                           $139,446     $134,850
                                                           ========     ========

   The effective income tax rate varies from the statutory rate due to the following:

                                                              As a percentage
                                                            of pretax earnings
                                                          ----------------------
                                                           1996    1995    1994
                                                          ------  ------  ------

    Income tax expense at statutory rate                   34.0%   34.0%  34.0%
    Increase (decrease) in income taxes resulting from
        Foreign sales corporation exclusions               (1.5)   (3.1)  (3.7)
        Tax-exempt interest income                         ( .4)   ( .8)  ( .2)
        Change in valuation allowance                      (3.5)   (1.4)   4.0
        Other                                               1.8     5.4    2.4
                                                           ----    ----   ----

    Income tax expense at effective rate                   30.4%   34.1%  36.5%
                                                           ====    ====   ====

   The valuation allowance relates to deferred tax assets of foreign subsidiaries. These assets are recoverable only from future income of the respective foreign subsidiaries. Utilization of foreign net operating carryforwards reduced income tax expense by approximately $19,000 and $55,000 for 1996 and 1995, respectively.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1996, 1995 and 1994





NOTE I - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company's operations consist of a dominant industry segment, the designing and manufacturing of specialized products for the removal of contaminants from gases and liquids and for air pollution abatement, principally in the United States and the United Kingdom.

   Information about the Company's operations in different geographic areas as of and for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                        United          United
                                        States          Kingdom        Other        Eliminations    Consolidated
                                      -----------     ----------     ----------     ------------    ------------
1996
- - ----
   Net sales to unaffiliated
     customers                        $26,775,000     $4,764,000     $2,105,000     $      -        $33,644,000
   Transfers between
     geographic areas                     984,000        630,000           -         (1,614,000)           -
                                      -----------     ----------     ----------     -----------     -----------

   Total                              $27,759,000     $5,394,000     $2,105,000     $(1,614,000)    $33,644,000
                                      ===========     ==========     ==========     ===========     ===========

   Operating profit (loss)            $ 1,071,000     $  145,000     $  (39,000)    $   (21,000)    $ 1,156,000
                                      ===========     ==========     ==========     ===========     ===========

   Identifiable assets                $17,684,000     $2,112,000     $1,599,000     $(2,764,000)    $18,631,000
                                      ===========     ==========     ==========     ===========     ===========

1995
- - ----
   Net sales to unaffiliated
     customers                        $27,673,000     $3,261,000     $1,155,000     $       -       $32,089,000
   Transfers between
     geographic areas                     479,000        373,000            -          (852,000)           -
                                      -----------     ----------     ----------     -----------     -----------

   Total                              $28,152,000     $3,634,000     $1,155,000     $  (852,000)    $32,089,000
                                      ===========     ==========     ==========     ===========     ===========

   Operating profit (loss)            $ 1,764,000     $  (13,000)    $    9,000     $     5,000     $ 1,765,000
                                      ===========     ==========     ==========     ===========     ===========

   Identifiable assets                $16,048,000     $2,113,000     $1,237,000     $(2,242,000)    $17,156,000
                                      ===========     ==========     ==========     ===========     ===========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1996, 1995 and 1994





NOTE I - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION - CONTINUED

                                        United          United
                                        States          Kingdom       Other       Eliminations    Consolidated
                                      -----------     ----------    ---------     ------------    ------------
   1994
   ----
     Net sales to unaffiliated
     customers                        $23,270,000     $2,120,000    $ 178,000     $     -          $25,568,000

   Transfers between
     geographic areas                     599,000         23,000         -           (622,000)           -
                                      -----------     ----------    ---------     -----------      -----------

   Total                              $23,869,000     $2,143,000      178,000     $  (622,000)     $25,568,000
                                      ===========     ==========    =========     ===========      ===========

   Operating profit (loss)            $ 1,260,000     $  (21,000)   $(149,000)    $    (5,000)     $ 1,085,000
                                      ===========     ==========    =========     ===========      ===========

   Identifiable assets                $17,494,000     $1,693,000    $ 675,000     $(1,840,000)     $18,022,000
                                      ===========     ==========    =========     ===========      ===========

   Transfers between the geographic areas primarily represent intercompany export sales and are accounted for based on established sales prices between the related companies. In computing operating profit (loss), no allocations of general corporate expenses have been made.

   Identifiable assets of geographic areas are those assets related to the Company's operations in each area. United States assets consist of all other operating assets of the Company.

   Export sales account for a significant portion of the Company's revenues and are summarized by geographic area as follows:

                                                                 1996                1995             1994
                                                              -----------        -----------      -----------
                                                                                 C>
       North and South America (excluding U.S.A.)             $ 4,625,000        $ 3,817,000      $ 4,050,000
       Europe                                                   8,760,000          6,051,000        3,353,000
       Asia                                                     4,502,000          7,011,000        6,293,000
       Other                                                    1,547,000            826,000          599,000
                                                              -----------        -----------      -----------

                                                              $19,434,000        $17,705,000      $14,295,000
                                                              ===========        ===========      ===========

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors
Peerless Mfg. Co.

In connection with our audit of the consolidated financial statements of Peerless Mfg. Co. and Subsidiaries referred to in our report dated September 13, 1996, which is included in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended June 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

Dallas, Texas
September 13, 1996

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             June 30,

                                                              Additions
                                    Balance at     ---------------------------------
                                   beginning of    Charged to         Charged to                               Balance at
     Description                       period       expenses       other accounts(1)     Deductions(2)        end of period
     -----------                   ------------    ----------      --------------        ----------           -------------
1996
- - ----

Allowance for doubtful accounts       $99,082       $44,307              $852              $44,241              $100,000
                                      =======       =======              ====              =======              ========


1995
- - ----

Allowance for doubtful accounts       $85,827       $55,401              $ -               $42,146              $ 99,082
                                      =======       =======              ====              =======              ========


1994
- - ----

Allowance for doubtful accounts       $39,176       $60,000              $ -               $13,349              $ 85,827
                                      =======       =======              ====              =======              ========




(1) Amounts represent current year collections on accounts previously written off.

(2)    Amounts represent current year write offs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information concerning the Company's Directors, reference is made to the information set forth under the caption "Election of Directors and Stock Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 1996 (the "Proxy Statement"), which information is incorporated herein by reference.

     For information concerning the Company's Executive Officers, see Item 1, "Business - Executive Officers of the Company" and the Proxy Statement, which information regarding the executive officers is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     For information concerning the Company's executive compensation, reference is made to the information set forth under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information concerning the security ownership of certain beneficial owners and management, reference is made to the information set forth under the caption "Election of Directors and Stock Ownership of Certain Beneficial Owners" in the Proxy Statement, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information concerning certain relationships and related transactions, reference is made to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(A)  1.    All Financial Statements:  see Item 8 "Financial Statements and
           Supplementary Data" in Part II of this Report.

     2. Financial Statement Schedule and Exhibits filed in Part IV of this report are as follows:

           SCHEDULES*:

           II   -   Valuation and Qualifying Account - Years Ended June 30,
                    1996, 1995 and 1994

           *All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(B)        Reports on Form 8-K: None

(C)        Exhibits: see Index to Exhibits, pages 37-38

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PEERLESS MFG. CO.
                                    (Registrant)


                                  By:    /s/ SHERRILL STONE
                                         --------------------------------------
                                              Sherrill Stone, Chairman,
                                              President, and Chief Executive
                                              Officer
Date: September 27, 1995.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:

September 27, 1995                        /s/ SHERRILL STONE
                                          --------------------------------------
                                              Sherrill Stone, Chairman of the
                                              Board,   President, Director and
                                              Chief Executive Officer

September 27, 1995                        /s/ KENT J. VAN HOUTEN
                                          --------------------------------------
                                              Kent J. Van Houten, Treasurer,
                                              Principal Financial Officer and
                                              Principal Accounting Officer

September 27, 1995                        /s/ DONALD A. SILLERS, JR.
                                          --------------------------------------
                                              Donald A. Sillers, Jr., Director

September 27, 1995                        /s/ J. V. MARINER
                                          --------------------------------------
                                              J. V. Mariner, Director

September 27, 1995                        /s/ BERNARD S. LEE
                                          --------------------------------------
                                              Bernard S. Lee, Director

September 27, 1995                        /s/ D. D. BATTERSHELL
                                          --------------------------------------
                                              D. D. Battershell, Director

                                               INDEX TO EXHIBITS
                                                                            Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            15

FINANCIAL STATEMENT SCHEDULES:

      II       Valuation and Qualifying Accounts - Years
               Ended June 30, 1996, 1995 and 1994 (included in Item 8)        33

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

     10(f) Loan Agreement, dated as of December 14, 1993, between NationsBank of Texas, N.A. and the Company (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference).

     10(g) Second Amended and Restated Loan Agreement, dated as of February 13, 1995, by and between NationsBank of Texas, N.A. and the Company*

     10(h) Third Amended and Restated Loan Agreement, dated as of December 12, 1995, by and between NationsBank of Texas, N.A. and the Company*

     21 Subsidiaries of the Company (filed as Exhibit 21 to the Company's Annual Report on Form 10-K dated June 30, 1993 and incorporated herein by reference).

     27        Financial Data Schedule.*

- - ------------------------
* Filed herewith