Form 10-K/A
period 1996-06-30
PEERLESS MANUFACTURING CO
filed 1996-10-15
CIK 76954

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934[FEE REQUIRED]
         For the fiscal year ended June 30, 1996
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

================================================================================
                         Commission File Number 0-5214

                               PEERLESS MFG. CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Texas                                       75-0724417
--------------------------------------------------------------  ----------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification Number)

                  2819 Walnut Hill Lane, Dallas, Texas                         75229
--------------------------------------------------------------  ----------------------------------------------------
               (Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code:               (214) 357-6181
                                                                ----------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                           -----------------------------------------
           Common Stock, par value $1.00                      The Nasdaq Stock Market's National Market

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [x]                No [ ]

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

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on or about November 21, 1996 (Part III).

                                  AMENDMENT 1


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

       Historically the Company's approach to its international markets was through licensing arrangements with fabricators throughout the world. However, in 1992 the Company shifted its emphasis from licensing its foreign sales to a strategy of focusing on direct international marketing through its Singapore sales branch and its European subsidiaries, Peerless Europe B.V. and Peerless Europe Ltd. The Company derives royalty income from older license arrangements in France and England and engineering fees on certain projects. Royalty and engineering fee revenues, included in net sales, are $451,620, $272,673 and $143,394 in Fiscal 1996, 1995 and 1994, respectively.

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



                                         PEERLESS MFG. CO.
                                           (Registrant)


                                         By:    /s/    Kent J. Van Houten
                                                --------------------------
                                                       Kent J. Van Houten,
                                                       Chief Financial Officer
                                                       Secretary/Treasurer

Date: October 14, 1996.