Form 10-Q
period 1996-09-30
PEERLESS MANUFACTURING CO
filed 1996-11-14
CIK 76954

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                 Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period
      Ended September 30, 1996              Commission File Number 0-5214

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

              Class                       Outstanding at September 30, 1996
   _____________________________          _________________________________

   Common stock, $1.00 par value                 1,454,742 Shares

                             PEERLESS MFG. CO.

                                  INDEX



                                                                    Page
                                                                   Number
  Part I:   Financial Information                                _________

            Condensed Consolidated Balance Sheets for the
            periods ended September 30, 1996 and June 30, 1996        3

            Condensed Consolidated Statements of Earnings for
            the three months ended September 30, 1996 and 1995        4

            Condensed Consolidated Statements of Cash Flows for
            the three months ended September 30, 1996 and 1995        5

            Notes to the Condensed Consolidated Financial
            Statements                                                6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7 & 8


  Part II:  Other Information                                         9































                                      2 of 9

                                         PEERLESS MFG. CO.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              SEPTEMBER 30,    JUNE 30,
                                                                   1996          1996
                                                              ------------- -------------
               ASSETS                                           (UNAUDITED)     (AUDITED)
     Current assets:
        Cash and cash equivalents                                $1,480,894    $2,082,329
        Short term investments                                      246,659       246,659
        Accounts receivable                                       8,981,226     8,700,762
        Inventories:
           Raw materials                                          1,052,302     1,094,774
           Work in process                                        3,130,442     2,757,798
           Finished goods                                           172,037       286,393
        Deferred income taxes                                       226,214       226,214
        Other                                                       147,034       620,072
                                                                -----------   -----------
              Total current assets                               15,436,808    16,015,001

     Property,plant and equipment-net                             1,243,398     1,213,859
     Property held for investment-net                               934,844       948,775
     Other assets                                                   376,920       453,390
                                                                -----------   -----------
                                                                $17,991,970   $18,631,025
                                                                ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Notes payable                                                    $0            $0
        Accounts payable-trade                                    3,539,763     4,329,645
        Advance payments from customers                           1,722,918       435,549
        Commissions payable                                         451,731       566,766
        Accrued liabilities                                         956,795     1,332,441
                                                                -----------   -----------
           Total current liabilities                              6,671,207     6,664,401

     Deferred income taxes                                           86,768        86,768

     Stockholders' equity:
        Common stock-authorized 4,000,000 shares of $1 par
          value; issued and outstanding, 1,454,742 shares at
          September 30, 1996 and 1,446,742 at June 30, 1996       1,454,742     1,446,742
        Additional paid-in capital                                2,562,129     2,489,879
        Unamortized value of restricted stock issue                (104,538)      (33,750)
        Cumulative foreign currency translation adjustment           13,324        23,842
        Retained earnings                                         7,308,338     7,953,143
                                                                -----------   -----------
                                                                 11,233,995    11,879,856
                                                                -----------   -----------
                                                                $17,991,970   $18,631,025
                                                                ===========   ===========



     The accompanying notes are an integral part of these statements.
                                              3 of 9

                                        PEERLESS MFG. CO.
                                  CONDENSED STATEMENTS OF EARNINGS
                                           (UNAUDITED)

                                                               Three Months Ended
                                                          ---------------------------
                                                                  September 30,
                                                          ---------------------------
                                                              1996            1995
                                                          -----------     -----------
    Net sales                                              $7,515,449      $6,100,462
    Cost of goods sold                                      5,405,228       4,753,208
                                                          -----------     -----------
          Gross profit                                      2,110,221       1,347,254

    Operating expenses
      Marketing and engineering                             2,087,297       1,797,422
      General and administrative                              396,257         306,967
                                                          -----------     -----------
          Operating earnings(loss)                           (373,333)       (757,135)

    Other income(expense)
       Interest                                                11,996          14,581
       Sundry                                                  23,243          20,410
                                                          -----------     -----------
                                                               35,239          34,991
                                                          -----------     -----------
    Earnings(loss) from operations
       before Federal Income Tax                             (338,094)       (722,144)

    Federal Income Tax
       Current                                                (56,974)       (228,910)
       Deferred                                                     0               0
                                                          -----------     -----------
                                                              (56,974)       (228,910)
                                                          -----------     -----------
    Net earnings(loss)                                       (281,120)       (493,234)
                                                           ==========      ==========
    Earnings(loss) per common share                            ($0.19)         ($0.34)
                                                           ==========      ==========
    Weighted average number of common
       shares outstanding                                   1,453,459       1,446,742
                                                           ==========      ==========
    Cash dividend per common share                             $0.125          $0.125
                                                           ==========      ==========








    The accompanying notes are an integral part of these statements.
                                              4 of 9

                                       PEERLESS MFG. CO.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                 For the three months ended
                                                                       September 30,
                                                                ---------------------------
                                                                    1996            1995
                                                                -----------     -----------
      Cash flows from operating activities:
      Net earnings(loss) from operating activities               ($281,120)      ($493,234)
         Adjustments to reconcile net earnings to net
            cash provided (used) by operating activities:
               Depreciation and amortization                        78,130          82,270
               Other                                                 9,462          15,839
               Changes in assets and liabilities
                  (Increase) decrease in:
                     Accounts receivable                          (280,464)      1,836,469
                     Inventories                                  (215,816)     (1,609,802)
                     Other current assets                          473,038        (173,323)
                     Other assets                                   72,924         256,839
                  Increase (decrease) in:
                     Accounts payable                             (789,880)        570,107
                     Commissions payable                          (115,035)        (94,292)
                     Advance payments from customers             1,287,369         380,072
                     Accrued liabilities                          (557,489)       (260,557)
                                                                -----------     -----------
                                                                   (37,761)      1,003,622
                                                                -----------     -----------
           Cash provided by (used in) operating activities        (318,881)        510,388

      Cash flows from investing activities:
         Net purchases of short term investments                         0         (31,643)
         Purchase of equipment net of disposals                    (90,193)        (22,984)
                                                                -----------     -----------
           Net cash used in investing activities                   (90,193)        (54,627)

      Cash flows from financing activities:
         Dividends paid                                           (181,843)       (180,843)
         Net borrowing                                                   0               0
                                                                -----------     -----------
           Net cash used in financing activities                  (181,843)       (180,843)

      Effect of exchange rate on cash                              (10,518)        (11,460)
                                                                -----------     -----------
                     Net increase (decrease) in cash
                        and cash equivalents                      (601,435)        263,458

      Cash and cash equivalents at beginning of period           2,082,329       1,561,747
                                                                -----------     -----------
      Cash and cash equivalents at end period                   $1,480,894      $1,825,205
                                                                ===========     ===========

    The accompanying notes are an integral part of these statements.
                                           5 of 9

                            PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only the normal recurring accruals, necessary to present fairly its financial position as of September 30, and June 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1996 and 1995.

2. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. Peerless Mfg. Co. designs and manufactures custom contracted pressure vessels and other products to customer specifications, sales of which are obtained by competitive bids and may result in material sales and profitability increases or decreases when comparing interim periods between years. The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process, which normally is less than one year. The percentage-of-completion method is used for significant long-term contracts.

3. The adjusted backlog of uncompleted orders and letters of intent at September 30, 1996 was approximately $26,300,000 as compared to a September 30, 1995 backlog of $19,100,000. Of the $26,300,000 backlog at September 30, 1996, approximately 95% is scheduled to be shipped in the current fiscal year.

4. The Company has a formal agreement with a bank for a $5,000,000 continuing line of credit, renewable annually. Under the terms of this agreement, loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. As of September 30, 1996 and 1995, the Company had no loans outstanding.

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











                                  6 of 9

                             PEERLESS MFG. CO.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such statements are subject to inherent risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in market conditions, increased competition, or other factors.



Capital Resources and Liquidity
-------------------------------
As a general policy, the Company maintains corporate liquidity at a level adequate to support existing operations and planned internal growth, and to allow continued operations through periods of unanticipated adversity.

Cash and equivalents decreased $601,435 from June 30, 1996.
Company operations used $318,881 of cash during the three months ended September 30, 1996. Additional uses of cash in the Company's first quarter ended September 30, 1996 were fixed asset acquisitions and dividend payments of $90,193 and $181,843 respectively.

As indicated, operations used $318,881 of cash in the three months ended September 30, 1996. Funds used in operations were primarily from increases in accounts receivable and inventories of $280,464 and $215,816 respectively, and decreases in accounts payable, commissions payable and accrued liabilities of $789,880, $115,035 and $557,489 respectively. These uses of cash were offset by increases in advances from customers of $1,287,369 and decreases in current and noncurrent assets of $473,038 and $72,924 respectively.

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








                                  7 of 9

       Changes - First Quarter of Fiscal 1996 vs. First Quarter 1997
       -------------------------------------------------------------
Results of                1st Qtr.
Operations               1996 vs.1997
-------------------  --------------------  ---------------------------
Sales                   $1,414,987 increase
                             23.2%
Increased quarterly sales in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996 reflect increased product shipment and fewer delays by customers in taking product as scheduled.


-------------------  --------------------  ---------------------------
Gross Profit            $762,967 increase
                           56.6%
Gross profit increased $762,967 as the result of increased sales volume and the product mix of sales which increased gross margin compared to the equivalent period in 1996. This reflects relatively greater sales of the Company's SCR and assembled products.


-------------------  --------------------  ---------------------------
Operating Expenses        $379,165 increase
                             18.0%
Operating expenses increased 18.0% from the first quarter of Fiscal 1996 to the first quarter of Fiscal 1997. The increase is primarily attributable to agent commissions and engineering expenses, which each increased approximately $130,000 and reflect the increase in sales over the equivalent period in Fiscal 1996, and increased general administrative expenses of $90,000 reflecting increased sales expenses and the hiring of additional administrative employees.


-------------------  --------------------  ---------------------------
Other Income(Expense)        $248 increase

Changes in other income reflect decreases in interest income as a result of increased use of cash which was offset primarily by foreign exchange gains associated with a stronger dollar.


-------------------  --------------------  ---------------------------
Net Earnings (Loss)     $212,114 increase

The increase in net earnings for the three months ended September
30, 1996, when compared to the preceding fiscal year, reflects the increase in sales of $1,414,987.








                                  8 of 9

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION



Item 1 -- Legal proceedings
---------------------------
     Reference is made to Form 10-K Annual Report, as amended,
     Item 3, Page 6, "Legal Proceedings" for the Fiscal year ended June 30, 1996. For the three months ended September 30, 1996 there were no new proceedings filed against the Company.



Item 9 -- Exhibits and Reports -- Form 8-K
------------------------------------------
     There were no reports on Form 8-K for the three months ended
     September 30, 1996.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                PEERLESS MFG. CO. -- Registrant

Dated: November 14, 1996



                              Sherrill Stone
                              Chairman, President and
                              Chief Executive Officer





                              Kent J. Van Houten
                              Secretary - Treasurer and
                              Chief Financial Officer






                                  9 of 9