Form 10-Q
period 1996-12-31
PEERLESS MANUFACTURING CO
filed 1997-02-14
CIK 76954

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                 Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period
      Ended December 31, 1996               Commission File Number 0-5214

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

              Class                       Outstanding at December 31, 1996
   _____________________________          _________________________________

   Common stock, $1.00 par value                 1,454,742 Shares

                             PEERLESS MFG. CO.

                                  INDEX



                                                                    Page
                                                                   Number
  Part I:   Financial Information                                _________

            Condensed Consolidated Balance Sheets for the
            periods ended December 31, 1996 and June 30, 1996         3

            Condensed Consolidated Statements of Earnings for the
            three and six months ended December 31, 1996 and 1995     4

            Condensed Consolidated Statements of Cash Flows for
            the six months ended December 31, 1996 and 1995           5

            Notes to the Condensed Consolidated Financial
            Statements                                                6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7 - 9


  Part II:  Other Information                                         10

            Exhibits                                               11 - 12

            Signatures                                                13


























                                      2 of 13

                                         PEERLESS MFG. CO.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                               DECEMBER 31,    JUNE 30,
                                                                   1996          1996
                                                              _____________ _____________
               ASSETS                                           (UNAUDITED)     (AUDITED)
     Current assets:
        Cash and cash equivalents                                  $140,831    $2,082,329
        Short term investments                                      248,950       246,659
        Accounts receivable                                      11,355,273     8,700,762
        Inventories:
           Raw materials                                          1,044,908     1,094,774
           Work in process                                        3,043,315     2,757,798
           Finished goods                                            18,395       286,393
        Deferred income taxes                                       226,214       226,214
        Other                                                       330,522       620,072
                                                                -----------   -----------
              Total current assets                               16,408,408    16,015,001

     Property,plant and equipment-net                             1,423,676     1,213,859
     Property held for investment-net                               920,913       948,775
     Other assets                                                   380,280       453,390
                                                                -----------   -----------
                                                                $19,133,277   $18,631,025
                                                                ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Notes payable                                              $400,000            $0
        Accounts payable-trade                                    4,327,413     4,329,645
        Advance payments from customers                           1,159,595       435,549
        Commissions payable                                         745,614       566,766
        Accrued liabilities                                         834,053     1,332,441
                                                                -----------   -----------
           Total current liabilities                              7,466,675     6,664,401

     Deferred income taxes                                           86,768        86,768

     Stockholders' equity:
        Common stock-authorized 4,000,000 shares of $1 par
          value; issued and outstanding, 1,454,742 shares at
          September 30, 1996 and 1,446,742 at June 30, 1996       1,454,742     1,446,742
        Additional paid-in capital                                2,562,129     2,489,879
        Unamortized value of restricted stock issue                 (89,275)      (33,750)
        Cumulative foreign currency translation adjustment          (25,453)       23,842
        Retained earnings                                         7,677,691     7,953,143
                                                                -----------   -----------
                                                                 11,579,834    11,879,856
                                                                -----------   -----------
                                                                $19,133,277   $18,631,025
                                                                ===========   ===========

     The accompanying notes are an integral part of these statements.
                                             3 of 13

                                        PEERLESS MFG. CO.
                                  CONDENSED STATEMENTS OF EARNINGS
                                           (UNAUDITED)

                                                               Three Months Ended               Six Months Ended
                                                           __________________________     ___________________________

                                                                  December 31,                    December 31,
                                                           __________________________     ___________________________
                                                              1996            1995            1996            1995
                                                           __________      __________     ___________     ___________
    Net sales                                              $9,761,204      $9,206,547     $17,276,653     $15,307,009
    Cost of goods sold                                      6,722,071       6,501,070      12,127,299      11,254,278
                                                           ----------      ----------      ----------      ----------
          Gross profit                                      3,039,133       2,705,477       5,149,354       4,052,731

    Operating expenses
      Marketing and engineering                             2,255,765       1,927,711       4,346,493       3,710,133
      General and administrative                              504,290         365,979         900,547         672,946
                                                           ----------      ----------      ----------      ----------
          Operating earnings(loss)                            279,078         411,787         (97,686)       (330,348)

    Other income(expense)
       Interest                                                  (993)         15,531          11,003          30,112
       Sundry                                                 156,067         (36,649)        182,741         (31,239)
                                                           ----------      ----------      ----------      ----------
                                                              155,074         (21,118)        193,744          (1,127)
                                                           ----------      ----------      ----------      ----------
       before Federal Income Tax                              434,152         390,669          96,058        (331,475)

    Federal Income Tax
       Current                                                 64,799         111,324           7,825        (117,586)
       Deferred                                                     0               0               0               0
                                                           ----------      ----------      ----------      ----------
                                                               64,799         111,324           7,825        (117,586)
                                                           ----------      ----------      ----------      ----------
    Net earnings(loss)                                        369,353         279,345          88,233        (213,889)
                                                           ==========      ==========      ==========      ==========

    Earnings(loss) per common share                             $0.25           $0.19           $0.06          ($0.15)
                                                           ==========      ==========      ==========      ==========

    Weighted average number of common
       shares outstanding                                   1,454,742       1,446,742       1,454,101       1,446,742
                                                           ==========      ==========      ==========      ==========

    Cash dividend per common share                             $0.125          $0.125          $0.250          $0.250
                                                           ==========      ==========      ==========      ==========



    The accompanying notes are an integral part of these statements.
                                              4 of 13

                                  PEERLESS MFG. CO.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      For the six months ended
                                                            December 31,
                                                     _________________________
                                                         1996          1995
                                                     ____________ ____________
 Cash flows from operating activities:
 Net earnings(loss) from operating activities            $88,233    ($213,889)
    Adjustments to reconcile net earnings to net
       cash provided (used) by operating activities:
          Depreciation and amortization                  166,561      167,121
          Other                                           24,725       31,679
          Changes in assets and liabilities
             (Increase) decrease in:
                Accounts receivable                   (2,654,511)  (1,340,884)
                Inventories                               32,347     (687,169)
                Other current assets                     289,550      (34,590)
                Other assets                              61,124      256,349
             Increase (decrease) in:
                Accounts payable                          (2,230)     884,050
                Commissions payable                      178,848     (119,578)
                Advance payments from customers          724,046      572,340
                Accrued liabilities                     (498,388)     (64,314)
                                                      ----------   ----------
                                                      (1,677,928)    (334,996)
                                                      ----------   ----------
 Net cash (used in) provided by continuing operations (1,589,695)    (548,885)

 Cash flows from investing activities:
    Net purchases of short term investments               (2,291)     (11,105)
    Purchase of equipment net of disposals              (336,531)     (28,198)
                                                      ----------   ----------
 Net cash used in investing activities                  (338,822)     (39,303)

 Cash flows from financing activities:
    Dividends paid                                      (363,686)    (361,696)
    Net borrowing                                        400,000            0
                                                      ----------   ----------
 Net cash used in financing activities                    36,314     (361,696)

 Effect of exchange rate on cash                         (49,295)      (4,604)
                                                      ----------   ----------
                Net increase (decrease) in cash
                   and cash equivalents               (1,941,498)    (954,488)

 Cash and cash equivalents at beginning of period      2,082,329      961,747
                                                      ----------   ----------
 Cash and cash equivalents at end period                $140,831       $7,259
                                                      ==========   ==========

 The accompanying notes are an integral part of these statements
                                      5 of 13

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only the normal recurring accruals, necessary to present fairly its financial position as of December 31,and June 30, 1996 and the results of operations and cash flows for the six months ended December 31, 1996 and 1995.

2. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. Peerless Mfg. Co. designs and manufactures custom contracted pressure vessels and other products to customer specifications, sales of which are obtained by competitive bids and may result in material sales and profitability increases or decreases when comparing interim periods between years. The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process, which is normally less than one year. The percentage-of-completion method is used for significant long-term contracts.

3. The adjusted backlog of uncompleted orders and letters of intent at December 31, 1996 was approximately $24,800,000 as compared to a December 31, 1995 backlog of $19,000,000. The Company has scheduled approximately 90% of the backlog for shipment in the third and fourth quarters of the current fiscal year.

4. The Company has a formal agreement with a bank for a $5,000,000 continuing line of credit, renewable annually. Under the terms of this agreement, loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. The Company had $400,000 outstanding under this line at December 31, 1996, and no loans outstanding December 31, 1995.

5. The Company consolidates the accounts of its wholly-owned foreign subsidiaries, Peerless Europe Limited, Peerless International N.V. and its wholly-owned foreign subsidiary, Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in the consolidation.










                                  6 of 13

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

Cash and equivalents decreased $1,941,498 from June 30, 1996. Company operations used $1,589,695 of cash during the six months ended December 31, 1996. Additional uses of cash for the six months ended December 31, 1996 included expenditures of $336,531 for fixed asset acquisitions and dividend payments of $363,686.

As indicated, operations used $1,589,695 of cash in the six months ended December 31, 1996. Funds used in operations were primarily from increases in accounts receivable of $2,654,511 and payments of accounts payable and accrued liabilities of $2,230 and $498,388 respectively. These uses of cash were offset by provisions by advances from customers and increases in commissions to agents of $724,046 and $178,848 respectively, and decreases in inventories, and other assets of $32,347 and $350,674 respectively.

The Company has historically financed and continues to finance plant expansion, equipment purchases, acquisitions and working capital requirements primarily through the retention of earnings, which is reflected by the absence of long-term debt. In addition to retained earnings, the Company has from time to time used a short-term bank credit line of $5,000,000 to supplement working capital. At December 31, 1996 the Company had currently drawn down $400,000 on this line of credit. The Company has no material commitments for capital expenditures other than its established program of maintaining existing plant and equipment.







                                  7 of 13

Changes - Second Quarter of Fiscal 1997 vs. Second Quarter 1996
---------------------------------------------------------------


Results of                2nd Qtr.              Six Months
Operations               1997 vs.1996         1997 vs. 1996
-------------------  --------------------  ---------------------

Sales                   $554,657 increase    $1,969,644 increase
                             6.0%                 12.9%
Sales for the three months ended December 31, 1996 compare favorably to sales for the three months ended December 31, 1995. Sales for the six months ended December 31, 1996 compare favorably to sales for the six months ended December 31, 1995 reflecting increased product shipment and fewer delays by customers in taking product as scheduled.


-------------------  --------------------  ---------------------

Gross Profit            $333,656 increase    $1,096,623 increase
                           12.3%                  27.1%
Gross profit increase resulted from increased sales recorded in the three months ended December 31, 1996. Gross profit as a percent of sales was 31.1% for the three months ended December 31, 1996 vs. 29.4% for the three months ended December 31, 1995. The increase in the gross profit percentage in the current quarter and six month period was primarily due to the higher profits available on the mix of products shipped in Fiscal 1997 vs. Fiscal 1996.



-------------------  --------------------  ---------------------

Operating Expenses        $466,365 increase    $863,961 increase
                             20.3%                19.7%
Operating expenses increased $466,365 from second quarter Fiscal 1997 vs. second quarter Fiscal 1996. This increase is primarily attributable to agent commissions and engineering expenses of approximately $160,000 each, and other administrative expenses of approximately $140,000. These increases reflect the operating expenses as a base to realize additional sales as reflected in the increased sales and gross profits realized in the three months ended December 31, 1996 vs. the three months ended December 31, 1995.











                             8 of 13

-------------------  --------------------  ---------------------

Other Income(Expense)    $176,619 increase     $194,871 increase

Changes in other income reflect gains related to foreign exchange transactions of approximately $168,000 in the three months ended
December 31, 1996 vs. losses related to foreign exchange transactions of approximately $28,000 in the three months ended
December 31, 1995.




-------------------  --------------------  ---------------------

Net Earnings (Loss)      $90,008 increase      $302,122 increase

The increase in net earnings for the three months ended December
31, 1996, when compared to the preceding Fiscal year, reflects the foreign exchange gains and reduction of taxes of approximately $196,000 and $46,000 respectively offset by decreases in operating earnings and interest income of approximately $133,000 and $16,000 respectively.






























                             9 of 13

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION



Item 1 -- Legal proceedings
---------------------------
     Reference is made to Form 10-K Annual Report, as amended,
     Item 3, Page 6, "Legal Proceedings" for the Fiscal year ended June 30, 1996. For the three months ended December 31, 1996 there were no new proceedings filed against the Company.


Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
     The Company held its annual meeting on November 21, 1996. At this meeting, the shareholders elected as directors of the Company, Sherrill Stone, Donald A. Sillers, Jr., David
     D. Battershell, Bernard S. Lee, and Joseph V. Mariner, Jr. The tabulation of the votes with respect to the election of directors is as follows:

          Nominee            Shares For          Shares Withheld
         ---------           ----------          ---------------
     Sherrill Stone           1,299,098              10,048
     Donald A. Sillers, Jr.   1,297,368              11,778
     David D. Battershell     1,298,368              10,778
     Bernard S. Lee           1,298,905              10,241
     Joseph V. Mariner, Jr.   1,295,393              13,753

     The shareholders approved the adoption of the Peerless Mfg.
     Co. 1995 Stock Option and Restricted Stock Plan. The tabulation of the votes with respect to the approval of the Plan is as follows:

                  For              900,347
                  Against          122,641
                  Abstain           11,767
                  Non-Votes        274,391


Item 9 -- Exhibits and Reports -- Form 8-K
------------------------------------------
     There were no reports on Form 8-K for the three months ended
     December 31, 1996.








                             10 of 13

EXHIBITS:


3(a) The Company's Articles of Incorporation, as amended to date (filed as Exhibit 1 to the Company's Registration Statement on Form S-1, Registration No. 2-35767, and amended by the Company's December 12, 1990 Form 8 amending Exhibit 3(a) to the Company's Annual Report on Form 10-K dated June 30, 1990, and incorporated herein by reference).


3(b) The Company's Bylaws, as amended to date (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-
          K, dated June 30, 1993, and incorporated herein by reference).


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


10(c) 1991 Restricted Stock Plan for Non-Employee Directors of Peerless Mfg. Co., adopted subject to shareholder approval May 24, 1991, and approved by shareholders November 20, 1991 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K dated June 30, 1991, and incorporated herein by reference).


10(d) Employment Agreement, dated as of April 29, 1994, by and between the Company and Sherrill Stone (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).











                             11 of 13

10(e) Agreement, dated as of April 29, 1994, by and between the Company and Sherrill Stone (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).


10(f) Loan Agreement, dated as of December 14, 1993, between NationsBank of Texas, N.A. and the Company (filed as
          Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).


10(g) Second Amended and Restated Loan Agreement, dated as of February 13, 1995, by and between NationsBank of Texas, N.A. and the Company (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference).


10(h) Third Amended and Restated Loan Agreement, dated as of December 12, 1995, by and between NationsBank of Texas, N.A. and the Company (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference).


21        Subsidiaries of the Company (filed as Exhibit 21 to the
          Company's Annual Report on Form 10-K dated June 30,
          1993, and incorporated herein by reference).


27        Financial Data Schedule.*


*Filed herewith









                             12 of 13

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                PEERLESS MFG. CO. -- Registrant



Dated: February 14, 1997





/s/ SHERRILL STONE                 /s/ KENT J. VAN HOUTEN
------------------------------     -------------------------------
Sherrill Stone                     Kent J. Van Houten
Chairman, President and            Secretary - Treasurer and
Chief Executive Officer            Chief Financial Officer






















                             13 of 13