Form 10-Q
period 1997-03-31
PEERLESS MANUFACTURING CO
filed 1997-05-15
CIK 76954

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                 Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period
        Ended March 31, 1997                Commission File Number 0-5214

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

                              Yes  X  No
                                  ___    ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding at May 14, 1997
   _____________________________          _________________________________

   Common stock, $1.00 par value                 1,451,992 Shares

                             PEERLESS MFG. CO.

                                  INDEX



                                                                    Page
                                                                   Number
  Part I:   Financial Information                                _________

            Condensed Consolidated Balance Sheets for the
            periods ended March 31, 1997 and June 30, 1996            3

            Condensed Consolidated Statements of Earnings for the
            three and nine months ended March 31, 1997 and 1996       4

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended March 31, 1997 and 1996             5

            Notes to the Condensed Consolidated Financial
            Statements                                                6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7 - 9


  Part II:  Other Information                                         10

            Exhibits                                               11 - 12

            Signatures                                                13


























                                      2 of 13

                                           PART  I
                                     FINANCIAL INFORMATION
Item 1.   Financial Statements
          --------------------
                                         PEERLESS MFG. CO.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 MARCH 31,     JUNE 30,
                                                                   1997          1996
                                                               ------------  ------------
               ASSETS                                           (UNAUDITED)     (AUDITED)
     Current assets:
        Cash and cash equivalents                                  $658,420    $2,082,329
        Short term investments                                      299,511       246,659
        Accounts receivable                                      11,620,325     8,700,762
        Inventories:
           Raw materials                                          1,263,567     1,094,774
           Work in process                                        2,820,299     2,757,798
           Finished goods                                           215,984       286,393
        Deferred income taxes                                       226,214       226,214
        Other                                                       638,339       620,072
                                                                -----------   -----------
              Total current assets                               17,742,659    16,015,001

     Property,plant and equipment-net                             1,504,724     1,213,859
     Property held for investment-net                               906,982       948,775
     Other assets                                                   403,189       453,390
                                                                -----------   -----------
                                                                $20,557,554   $18,631,025
                                                                ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Notes payable                                            $1,145,550            $0
        Accounts payable-trade                                    5,706,246     4,329,645
        Advance payments from customers                             434,130       435,549
        Commissions payable                                         944,291       566,766
        Accrued liabilities                                         958,619     1,332,441
                                                                -----------   -----------
           Total current liabilities                              9,188,836     6,664,401

     Deferred income taxes                                           86,768        86,768
     Stockholders' equity:
        Common stock-authorized 4,000,000 shares of $1 par
          value; issued and outstanding, 1,455,992 shares at
          March 31, 1997 and 1,446,742 at June 30, 1996           1,455,992     1,446,742
        Additional paid-in capital                                2,572,441     2,489,879
        Unamortized value of restricted stock issue                 (74,013)      (33,750)
        Cumulative foreign currency translation adjustment          (65,443)       23,842
        Retained earnings                                         7,392,973     7,953,143
                                                                -----------   -----------
                                                                 11,281,950    11,879,856
                                                                -----------   -----------
                                                                $20,557,554   $18,631,025
                                                                ===========   ===========

     The accompanying notes are an integral part of these statements.
                                             3 of 13

                                         PEERLESS MFG. CO.
                                   CONDENSED STATEMENTS OF EARNINGS
                                            (UNAUDITED)

                                                                Three Months Ended               Nine Months Ended
                                                            --------------------------      --------------------------
                                                                   March 31,                       March 31,
                                                            --------------------------      --------------------------
                                                               1997            1996            1997            1996
                                                           ----------      ----------      ----------      ----------
     Net sales                                             $14,826,299      $8,625,252     $32,102,952     $23,932,261
     Cost of goods sold                                     11,391,915       5,865,651      23,519,214      17,119,929
                                                            ----------      ----------      ----------      ----------
           Gross profit                                      3,434,384       2,759,601       8,583,738       6,812,332

     Operating expenses
       Marketing and engineering                             2,757,240       1,926,270       7,103,733       5,636,403
       General and administrative                              486,248         420,649       1,386,795       1,093,595
                                                            ----------      ----------      ----------      ----------
           Operating earnings(loss)                            190,896         412,682          93,210          82,334

     Other income(expense)
        Interest                                               (11,266)          3,936            (263)         34,048
        Sundry                                                 (66,371)         84,163         116,370          52,924
                                                            ----------      ----------      ----------      ----------
                                                               (77,637)         88,099         116,107          86,972
                                                            ----------      ----------      ----------      ----------
        before Federal Income Tax                              113,259         500,781         209,317         169,306

     Federal Income Tax
        Current                                                 35,370         155,670          43,195          38,084
        Deferred                                                     0               0               0               0
                                                            ----------      ----------      ----------      ----------
                                                                35,370         155,670          43,195          38,084
                                                            ----------      ----------      ----------      ----------
     Net earnings(loss)                                        $77,889        $345,111        $166,122        $131,222
                                                            ==========      ==========      ==========      ==========

     Earnings(loss) per common share                             $0.05           $0.24           $0.11           $0.09
                                                            ==========      ==========      ==========      ==========

     Weighted average number of common
        shares outstanding                                   1,455,298       1,446,742       1,454,494       1,446,742
                                                            ==========      ==========      ==========      ==========

     Cash dividend per common share                             $0.125          $0.125          $0.250          $0.250
                                                            ==========      ==========      ==========      ==========





     The accompanying notes are an integral part of these statements.
                                             4 of 13

                                  PEERLESS MFG. CO.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     For the nine months ended
                                                              March 31,
                                                     -------------------------
                                                         1997          1996
                                                     ------------ ------------
 Cash flows from operating activities:
 Net earnings(loss) from operating activities           $166,122     $131,222
    Adjustments to reconcile net earnings to net
       cash provided (used) by operating activities:
          Depreciation and amortization                  244,305      228,866
          Other                                           39,988       47,518
          Changes in assets and liabilities
             (Increase) decrease in:
                Accounts receivable                   (2,919,563)  (1,537,940)
                Inventories                             (160,885)  (1,003,372)
                Other current assets                     (18,281)     (35,164)
                Other assets                              49,126      231,037
             Increase (decrease) in:
                Accounts payable                       1,376,601    1,184,761
                Commissions payable                      377,525      (60,306)
                Advance payments from customers           (1,419)     285,207
                Accrued liabilities                     (554,571)     (86,297)
                                                      ----------   ----------
                                                      (1,567,175)    (745,690)
                                                      ----------   ----------
 Net cash (used in) provided by continuing operations (1,401,053)    (614,468)

 Cash flows from investing activities:
    Net purchases of short term investments              (52,852)     343,805
    Purchase of equipment net of disposals              (480,741)     (62,174)
                                                      ----------   ----------
 Net cash used in investing activities                  (533,593)     281,631

 Cash flows from financing activities:
    Dividends paid                                      (545,529)    (542,528)
    Net borrowing                                      1,145,550      650,000
                                                      ----------   ----------
 Net cash used in financing activities                   600,021      107,472

 Effect of exchange rate on cash                         (89,285)     (13,680)
                                                      ----------   ----------
                Net increase (decrease) in cash
                   and cash equivalents               (1,423,910)    (239,045)

 Cash and cash equivalents at beginning of period      2,082,329      961,747
                                                      ----------   ----------
 Cash and cash equivalents at end period                $658,420     $722,702
                                                      ==========   ==========

     The accompanying notes are an integral part of these statements.
                                             5 of 13

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only the normal recurring accruals, necessary to present fairly its financial position as of March 31, 1997, and June 30, 1996 and the results of operations and cash flows for the nine months ended March 31, 1997 and 1996.

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

3. The adjusted backlog of uncompleted orders and letters of intent at March 31, 1997 was approximately $22,200,000 as compared to a March 31, 1996 backlog of $17,600,000. Of the $22,200,000 backlog at March 31, 1997, approximately 47% is scheduled to be completed in the current fiscal year.

4. The Company has a formal agreement with two banks for an aggregate of $7,500,000 continuing lines of credit, renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. The Company had $1,145,550 outstanding under these lines at March 31, 1997, and $650,000 outstanding at March 31, 1996.

5. The Company consolidates the accounts of its wholly-owned foreign subsidiaries, Peerless Europe Limited, Peerless International N.V. and its wholly-owned foreign subsidiary, Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in the consolidation.

6. The FASB has issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.





                                  6 of 13

Item 2.   Management's discussion and analysis of financial
          -------------------------------------------------
          condition and results of operations.
          ------------------------------------

                             PEERLESS MFG. CO.



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

Cash and equivalents decreased $1,423,910 from June 30, 1996. Company operations used $1,401,053 of cash during the nine months ended March 31, 1997. Additional uses of cash for the nine months ended March 31, 1997 included expenditures of $480,741 for fixed asset acquisitions and $545,529 for dividend payments.

As indicated, operations used $1,401,053 of cash in the nine months ended March 31, 1997. Funds used in operations were primarily from increases in accounts receivable of $2,919,563, inventories of $160,885, accrued liabilities and advances from customers of $554,571 and $1,419 respectively. These uses of cash were offset by provisions in accounts payable of $1,376,601, commissions payable of $377,525 and other assets of $30,845.

The Company has historically and continues to finance plant expansion, equipment purchases, acquisitions and working capital requirements primarily through the retention of earnings, which is reflected by the absence of long-term debt. In addition to retained earnings, the Company has from time to time used two short-term bank credit lines totaling $7,500,000 to supplement working capital. At March 31, 1997 the Company had currently drawn down $1,145,550 on these two lines of credit. The Company has no material commitments for capital expenditures other than its established program of maintaining existing plant and equipment.






                                  7 of 13

Changes - Third Quarter of Fiscal 1997 vs. Third Quarter 1996
--------------------------------------------------------------


Results of                3rd Qtr.              Nine Months
Operations               1997 vs.1996         1997 vs. 1996
--------------------- --------------------- ---------------------
Sales                  $6,201,047 increase   $8,170,691 increase
                            71.9%                 34.1%

Sales for the three months ended March 31, 1997 compare favorably to sales for the three months ended March 31, 1996 largely reflective of a $5,000,000 shipment to a international customer.
Sales for the nine months ended March 31, 1997 compare favorably to sales for the nine months ended March 31, 1996.




--------------------- --------------------- ---------------------
Gross Profit            $674,783 increase    $1,771,406 increase
                           24.5%                  26.0%

Gross profit for the three months ended March 31, 1997 compare favorably to gross profit for the three months ended March 31, 1996. Gross profit as a percent of sales was 23.2% for the three months ended March 31, 1997 vs. 32.0% for the three months ended March 31, 1996. Though gross profit increased by $674,783 for the quarter, as indicated above, the gross profit percentage on sales declined from 32.0% to 23.2% and is primarily related to adverse affects of a cost overrun related to a substantial international project in the Company's environmental equipment division.




--------------------- --------------------- ---------------------
Operating Expenses        $893,569 increase  $1,760,530 increase
                             38.0%                26.2%

Operating expenses for the three months ended March 31, 1997 increased $893,569 from the three months ended March 31, 1996. This increase is primarily attributable to agent commissions, engineering expenses and selling general & administrative expenses of $389,515, $285,445 and $242,627 respectively. These increases reflect the operating expenses to support the additional sales as reflected above.










                             8 of 13

                          3rd Qtr.              Nine Months
                         1997 vs.1996         1997 vs. 1996
--------------------- --------------------- ---------------------
Other Income(Expense)    $165,736 decrease      $29,135 increase

The decrease in Other Income is largely reflective of the $110,000 insurance proceeds received during the three months ended March 31, 1996 for the excess of cost for refurbishment of the Company's facilities, and a Foreign Currency Losses recorded during the three months ended March 31, 1997 of approximately $188,000, offset by additional Miscellaneous Income from rental properties received during the three months ended March 31, 1997 of approximately $167,000.





--------------------- --------------------- ---------------------
 Net Earnings (Loss)     $267,222 decrease       $34,900 increase

The decrease in net earnings for the three months ended March 31, 1997, when compared to the equivalent period in the preceding fiscal year, reflects a cost overrun principally related to a substantial international project in the Company's environmental equipment division.
































                             9 of 13

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION



Item 1 -- Legal proceedings
----------------------------
     In March 1997 the Company entered into a final agreement with Senior Engineering Company ("Senior"), settling effective April 1, 1997 the action the Company filed against Senior in Peerless Mfg. Co. v. Senior Engineering Company on November 13, 1995, in the United States District Court for the Northern District of Texas. Pursuant to the settlement agreement, the Company and Senior have established a strategic alliance to cooperate in the marketing and sales of technology and equipment to the nuclear power generation industry.



Item 9 -- Exhibits and Reports -- Form 8-K
-------------------------------------------
     There were no reports on Form 8-K for the three months ended
     March 31, 1997.































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


10(f)     Fifth Amended and Restated Loan Agreement, dated as of
          February 3, 1997, between NationsBank of Texas, N.A.
          and the Company.*


10(g) Loan Agreement, dated as of March 7, 1997, by and between Texas Commerce Bank National Association and the Company.*


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

                                PEERLESS MFG. CO.



Dated: May 14, 1997






/s/  Sherrill Stone                /s/  Kent J. Van Houten
By:  Sherrill Stone                By:  Kent J. Van Houten
     Chairman, President and            Secretary - Treasurer and
     Chief Executive Officer            Chief Financial Officer




































                             13 of 13