Form 10-K405
period 1997-06-30
PEERLESS MANUFACTURING CO
filed 1997-09-26
CIK 76954

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

================================================================================
                         Commission File Number 0-5214
                               PEERLESS MFG. CO.
================================================================================
             (Exact name of registrant as specified in its charter)

        Texas                                                 75-0724417
-----------------------------------------            ---------------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                             Identification No.)


2819 Walnut Hill Lane, Dallas, Texas                            75229
-----------------------------------------            ---------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:        (214) 357-6181
                                                     ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------        -------------------------------------------
Common Stock, par value $1.00         The Nasdaq Stock Market's National Market

================================================================================

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [x]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At September 19, 1997, Peerless Mfg. Co. had 1,451,992 shares of common stock, $1.00 par value outstanding. The Company estimates that the aggregate market value of the common stock on September 19, 1997 (based upon the closing price of these shares on Nasdaq) held by non-affiliates was approximately
$20,690,886.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on or about November 20, 1997 (to be filed) are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

ITEM                                                                                                                 PAGE
----                                                                                                                 ----
PART I

         1       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

         2       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

         3       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

         4       Submission of Matters to a Vote
                     of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II

         5       Market for Registrant's Common Equity and
                     Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

         6       Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

         7       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         8       Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

         9       Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

PART III

         10      Directors and Executive Officers of
                     the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

         11      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

         12      Security Ownership of Certain Beneficial
                     Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

         13      Certain Relationships and Related
                     Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

PART IV

         14      Exhibits, Financial Statement Schedule,
                     and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

                                     PART I


ITEM 1.  BUSINESS.

         Peerless Mfg. Co. (the "Company" or "Registrant") was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. The Company has wholly owned subsidiaries in the Netherlands, the United Kingdom and Barbados.

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

         The Company markets its products worldwide through manufacturers' representatives, who sell on a commission basis under the general direction of an officer of the Company. Additionally, a number of the Company's employees sell Company products directly to customers. The Company has a sales office in Singapore with a staff of seven engineering and administrative employees. The Company's United Kingdom subsidiary, Peerless Europe Ltd., began operations in January of 1992 and currently has a staff of 13 full-time employees. The Company's Netherlands subsidiary has two full-time employees.

Customers and Export Sales

         Gas separators and filters are sold to gas producers and gas gathering, transmission and distribution companies, and to chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines. Separators and filters are also sold to manufacturers of compressors, turbines and nuclear and conventional steam generating equipment. Marine separation/filtration systems are sold primarily to ship builders. Pulsation dampeners are purchased by customers in the same industries as purchasers of separators and filters (except ship builders and steam generating equipment manufacturers). Selective catalytic reduction equipment is sold to gas turbine operators, refineries and others who desire or may be required to reduce nitrogen oxide (NOx) emissions.

         The Company is not dependent upon any single customer or group of customers. Due to the custom-designed nature of its business and the nature of the products it sells, the Company's major customers typically vary from year to year. During Fiscal 1997, one of the Company's customers accounted for approximately 12.3% of Company revenues. No other customer accounted for 10% or more of Company revenues during Fiscal 1997. During Fiscal 1996 and 1995 no single customer accounted for 10% or more of Company revenues.

         Sales to foreign customers have been a part of the Company's business for more than forty years. During Fiscal 1997, foreign sales amounted to $25,605,000, or 61.7% of total consolidated revenue. Sales in Asia were approximately $11.0 million, or 26.6%, $5.2 million, or 15.4%, and $8.0 million, or 25.0%, of net sales in Fiscal 1997, 1996 and 1995, respectively. Due to the custom-designed and project-specific nature of its products, the Company's sales to any geographic region may vary from year to year. For a breakdown of the Company's foreign sales by geographic area during Fiscal 1997, 1996 and 1995, see Note I of the Notes to Consolidated Financial Statements.

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

Backlog

         The Company's backlog of incomplete orders at June 30, 1997 was approximately $20,200,000 compared to approximately $15,300,000 in 1996. Virtually all of the June 30, 1997 backlog is presently expected to be completed and shipped in Fiscal 1998. Backlog has been calculated under the Company's normal practice of including incomplete orders for products that are deliverable over various periods and that may be changed or cancelled in the future.

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

Patents, Licenses and Product Development

         The Company considers itself a world leader in the technology required to design and apply its high efficiency vapor/liquid separation and filtration equipment. The Company believes it is also a leader in the design, manufacture and application of high efficiency pulsation dampeners for reciprocating compressors, and in the production of selective catalytic reduction component equipment. The Company's expenditures for new product development and improvements were approximately $554,000 in Fiscal 1997 and $515,000 in Fiscal 1996.

         The Company has several patents on its products and processes that are important to its business. However, other companies are marketing competitive products which may not infringe upon the Company's patents.

         Historically the Company's approach to its international markets was through licensing arrangements with fabricators throughout the world. However, in 1992 the Company shifted its emphasis from licensing its foreign sales to a strategy of focusing on direct international marketing through its Singapore sales branch and its European subsidiaries, Peerless Europe B.V. and Peerless Europe Ltd. The Company derives royalty income from older license arrangements in France and England and engineering fees on certain projects. Royalty and engineering fee revenues, included in net sales, are $359,038, $451,620 and $272,673 in Fiscal 1997, 1996 and 1995, respectively.

Employees

         At June 30, 1997, the Company and its subsidiaries had approximately 164 employees.

Raw Materials

         The Company purchases the raw materials and component parts essential to its business from established sources with which it has had commercial relationships for many years. During the fiscal year ended June 30, 1997, the Company experienced no unusual problems in purchasing required materials and parts, and the Company believes that raw materials and component parts will be available in sufficient quantities for it to meet anticipated demand for its products. However, conditions may occur from time to time that could make it difficult to obtain desired materials within timely delivery schedules.

Environmental Regulation

         The Company does not believe that its compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or the competitive position of the Company. The Company's manufacturing processes do not emit substantial foreign substances into the environment. Regulations related to nitrous oxide (NOx) emissions have in the past resulted in increased sales of the Company's component parts for selective catalytic reduction equipment, and further regulations in that area could increase demand for such equipment.

Executive Officers of the Company

         The executive officers of the Company on September 19, 1997 are listed below. Each of these officers has been employed by the Company for at least five years in the same position or a similar capacity, except as noted:

           Name and Age                 Position
           ------------                 --------

           Sherrill Stone, 60           Chairman of the Board, President and
                                        Chief Executive Officer (1)
           Edward Perry, 59             Vice President (2)

           G. D. Cornwell, 53           Vice President (3)

           Kent J. Van Houten, 44       Chief Financial Officer and
                                        Secretary - Treasurer (4)

____________________

(1) Mr. Stone is responsible for formulation of corporate policy, investment and new business opportunities. Mr. Stone assumed the duties of Chairman of the Board and Chief Executive Officer of the Company on March 31, 1993.

(2) Mr. Perry is responsible for marketing, manufacturing and engineering of filters and separators associated with pressure applications.

(3) Mr. Cornwall is responsible for marketing, manufacturing and engineering of liquid vapor separators.

(4) Mr. Van Houten is responsible for financial and administrative operations, and has been employed by the Company since May 22, 1995. He previously was Manager of Financial Accounting at The Austin Company.

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

         During Fiscal 1997, the estimated average utilization of the Company's manufacturing facilities was approximately 85% in Denton, Texas, and 90% in Carrollton, Texas. Because of the availability and use by the Company of subcontractors, high utilization rates do not necessarily indicate a capacity problem. The Company believes that its office and manufacturing facilities are adequate and suitable for its present requirements. While future needs may require additional manufacturing facilities, space at the Denton, Texas location is available for expansion. The Company has also determined that a number of locations in the immediate area could be leased in the event future needs require such action.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company is involved in litigation relating to claims arising in the ordinary course of business operations. In addition, the Company has been named as a defendant in one lawsuit alleging damages suffered by former employees or independent contractors of the Company.

         In Florentino San Miguel v. Carl W. Yarbrough, and Peerless Mfg. Co., filed June 28, 1996 in the 211th Judicial District Court, Denton, Texas, Plaintiff alleged that while employed by the Company he was injured and that these injuries were caused by the negligence and gross negligence of the Company. The plaintiff seeks damages including exemplary damages, prejudgment and postjudgment interest and court costs. At this stage of the lawsuit, the Company is unable to determine the likelihood of the Company's success. The Company intends to vigorously defend the case.

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


        Quarter Ended:                               Closing Bid Prices            Cash Dividends
        -------------                               --------------------
                                                    High              Low             Per Share
                                                    ----              ---             ---------
        Fiscal 1996
        -----------
        September 30, 1995                          $12-3/4          $9-7/8             $.125
        December 31, 1995                            11-5/8           9-1/4              .125
        March 31, 1996                                9-3/4           8-3/4              .125
        June 30, 1996                                11-5/8           9-5/8              .125

        Fiscal 1997
        -----------
        September 30, 1996                          $13-3/4          $9-1/4           [$.125
        December 31, 1996                            14-7/8          11-5/8             .125
        March 31, 1997                               13-1/4           9-1/2             .125
        June 30, 1997                                11               9-1/8             .125]

         The number of record holders of the Company's Common Stock on August 15, 1997 was 221. The Company estimates that approximately 700 additional shareholders own shares in broker names.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and other data regarding the Company's results of operations and financial position. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere herein.

                                                                    Year ended June 30
                                     ---------------------------------------------------------------------------------
                                         1997             1996             1995             1994             1993
                                     -------------      -----------     ------------    -------------    -------------
        Net sales                    $  41,486,492      $33,643,998     $ 32,089,132    $  25,567,560    $  25,797,270
        Gross profit                    11,525,289       10,213,237       10,583,128        9,038,606        8,828,398
        Earnings before income
        taxes                              537,996        1,182,148        1,908,661        1,227,959          267,092
        Net earnings                 $     537,416      $   789,721     $  1,226,246    $     780,275    $     155,059
                                     =============      ===========     ============    =============    =============
        Earnings per
        common share:                $         .37      $       .55     $        .85    $         .54    $         .11
                                     =============      ===========     ============    =============    =============
        Total assets                 $  19,081,593      $18,191,426     $ 17,156,055    $  18,022,466    $  14,261,243
                                     =============      ===========     ============    =============    =============
        Long-term obligations                  ---              ---              ---              ---              ---
        Cash dividend per common
        share                        $         .50      $      .50      $        .50    $         .50    $        .50
                                     =============      ===========     ============    =============    =============

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

         The Company has historically financed and continues to finance working capital requirements and any expansion, equipment purchases or acquisitions primarily through the retention of earnings, which is reflected by the absence of long-term debt on the Company's consolidated balance sheet. In addition to retained earnings, the Company has infrequently used short term bank credit lines of $7,500,000 to supplement working capital. During Fiscal 1996 and Fiscal 1997, it was necessary for the Company to use its short-term bank credit lines in order to finance a temporary shortfall in working capital. At June 30, 1997, the Company had no amounts outstanding against its credit lines. The Company pays an annual commitment fee of 0.25% of the unused balance under the credit lines. The Company has no material commitments for capital expenditures other than replacing equipment and maintaining its existing plants and equipment. During Fiscal 1997 the Company purchased fixed assets totaling $596,395, consisting primarily of replacement manufacturing equipment, computer hardware and software, office equipment and building improvements. This is compared to purchases of $273,593 during Fiscal 1996. The Company believes that these sources will be sufficient to satisfy its needs in the foreseeable future.

         Working capital was $8,584,400 at June 30, 1997, down from $9,350,600 at June 30, 1996, a decline of 8.2%. This decline was due primarily to the adverse effects of a third-quarter cost overrun related to a major international project in the Company's environmental equipment division and to the early declaration of dividends in Fiscal 1997 rather than in Fiscal 1998, which resulted in a charge against working capital in Fiscal 1997.

         The following table sets forth certain information related to working capital for the Company's last three fiscal years:

                                           1997          1996           1995
                                           ----          ----           ----
         Average working capital as
         a percentage of net sales         20.8%         25.6%          27.5%

         Annual accounts receivable
             turnover(1)                    4.3           3.8            6.0

         Annual inventory turnover(2)       6.6           5.7            6.7

(1) Annual accounts receivable turnover is computed by dividing annual net sales by the average monthly accounts receivable.

(2) Annual inventory turnover is computed by dividing the cost of goods sold by the average monthly inventory and contract costs.

         The average working capital decrease as a percentage of net sales is related to increased sales volume of approximately $7,842,000 reported in Fiscal 1997 over Fiscal 1996. The increase in annual accounts receivable turnover reflects improved collection methods by the Company in Fiscal 1997. The increase in average inventory turnover is due primarily to increased efforts to manage inventory in Fiscal 1997. Peerless continues to monitor and streamline the Company's receivable collection and inventory purchasing procedures to enhance and maximize cash flow.

Results of Operations

         The following table sets forth various measures of performance expressed as percentages of net sales for the Company's last three fiscal years, as well as the Company's effective income tax rate for the same periods:

                                           1997            1996         1995
                                           ----            ----         ----
Gross profit margin                        27.8%           30.4%        33.0%
Operating expenses                         26.8%           26.8%        27.3%
Earnings before income taxes                1.3%            3.5%         6.0%
Effective income tax rate                   0.1%           33.2%        35.8%

         Inflation did not have a material impact on the Company's operating results during the last three fiscal years.

Comparison of Fiscal 1997 to Fiscal 1996

Net Sales

         The Company's net sales increased approximately $7,842,000, or 23.3%, to $41,486,000 in Fiscal 1997 from $33,644,000 in Fiscal 1996. Compared to Fiscal 1996, Fiscal 1997 domestic sales increased by 11.5% from $14,244,000 to $15,886,000. Foreign sales increased from $19,400,000 in Fiscal 1996 to $25,600,000 in Fiscal 1997, an increase of 32.0%. The increase resulted primarily from additional sales realized in Asia.

         The Company's backlog of unfilled orders increased from $15,300,000 at June 30, 1996 to $20,200,000 at June 30, 1997.

         Sales increased from $2,562,000 in Fiscal 1996 to $3,326,000 in Fiscal 1997 at the Company's Singapore sales office. The backlog of unfilled orders at June 30, 1997 includes approximately $2,000,000 of orders generated through the Singapore office. The Company continues to believe that its sales in Asia are enhanced by its maintenance of a Singapore office.

         During Fiscal 1997, Peerless Europe Ltd., the Company's UK subsidiary, contributed Fiscal 1997 sales revenue of $4,605,000, representing a decrease of $789,000, or 14.6% below Fiscal 1996 revenue of $5,394,000. This subsidiary continued to operate solidly during Fiscal 1997, with a year-end backlog of approximately $2,515,000 as compared with $1,000,000 in Fiscal 1996. Approximately $800,000 of this increase is attributable to Peerless Europe Ltd. assuming certain sales of Peerless Europe B.V. in Fiscal 1997.

         Peerless Europe B.V., the Company's Dutch subsidiary, continued its efforts during Fiscal 1997 to implement the Company's direct marketing strategy in Europe. Sales revenue decreased from $2,105,000 in Fiscal 1996 to $1,332,000 in Fiscal 1997. Peerless Europe B.V. is winding down its operations, which will be continued by Peerless Europe Ltd., the Company's U.K. subsidiary.

         Sales by the Company's SCR (Selective Catalytic Reduction) division improved from $6,013,000 in Fiscal 1996 to $9,632,000 in Fiscal 1997. During Fiscal 1997, the SCR division, which designs and manufactures equipment used to remove nitrogen oxide (NOx) emissions caused by boilers, gas burners, turbines and internal combustion engines, ended the year with a backlog of unfilled orders of approximately $2,123,000, a decrease from the Fiscal 1996 backlog of $4,838,000.

Gross Profit Margin

         The Company's gross profit margin decreased from 30.4% of net sales in Fiscal 1996 to 27.8% of net sales in Fiscal 1997. The decrease resulted from a change in product mix of orders completed in Fiscal 1997 and adverse effects of a cost overrun related to a major international project in the Company's environmental equipment division in the third quarter.

Operating Expenses

         Operating expenses increased from $9,009,000 in Fiscal 1996 to $11,118,000 in Fiscal 1997. However, operating expenses as a percent of sales held steady at 26.8% in Fiscal 1996 and 26.8% in Fiscal 1997. This increase in operating expenses was primarily due to increased sales and additional personnel hired to support the increased level of sales anticipated by the Company.

Income Tax

         The Company's effective income tax rate decreased from 33.2% in Fiscal 1996 to 0.1% in Fiscal 1997. This decrease resulted from foreign deferred tax benefits offsetting domestic tax expenses. The Company anticipates that it will not be able to continue utilizing these deferred tax benefits to the same extent and expects that the Company's effective income tax rates will return to historical levels in Fiscal 1998. For a further discussion of the Company's federal income taxes, see Note H to the Company's Consolidated Financial Statements.

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

Operating Expenses

         Operating expenses increased from $8,770,000 in Fiscal 1995 to $9,009,000 in Fiscal 1996. However, operating expenses as a percent of sales decreased slightly from 27.3% in Fiscal 1995 to 26.8% in Fiscal 1996, due primarily to the increase in net sales.

Income Tax

         The Company's effective income tax rate decreased from 35.8% in Fiscal 1995 to 33.2% in Fiscal 1996. For a further discussion of the Company's federal income taxes, see Note H to the Company's Consolidated Financial Statements.

Outlooks and Uncertainties

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements refer to events that could occur in the future or may be identified by the use of words such as "expect," "intend," "plan," "believe," correlative words, and other expressions indicating that future events are contemplated. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Annual Report on Form 10-K. In addition to the other information contained in this Annual Report on Form 10-K, investors should carefully consider the following risk factors.

Competition.  The Company operates in highly competitive markets worldwide.
The Company competes with manufacturers and sellers of separators, filters and pulsation dampeners, some of which are larger than the Company and have greater financial resources. In addition, several smaller manufacturers also produce custom-designed equipment that is competitive with the Company's specialized products and services. Competition may also increase as larger and better financed foreign companies become attracted to the market potential for products manufactured by the Company. There can be no assurance that the Company will be able to compete successfully with current or future competitors.

Foreign Operations.   The Company derives a significant portion of its
revenues from foreign sales, particularly in Asia. The Company is subject to risks of doing business abroad, including the possibility that foreign purchasers may default in the payment of amounts due, and that collection of such amounts may be more difficult than for U.S. customers, adverse fluctuations in currency exchange rates, that the U.S. and foreign governments may impose regulatory burdens upon exports and imports of the Company's products, and that the Company may be required to perform its obligations under product warranties, which might result in added expense due to the requirement that it perform such services in a foreign country. The occurrence of any one or more of the foregoing could adversely affect the Company's operations.

Concentrations of Credit Risk. The Company continues to closely monitor the creditworthiness of its customers and has never experienced significant credit losses; however, a significant portion of the Company's sales are to customers whose activities are related to the oil and gas industry, including some who are located in foreign countries. The Company generally extends credit to these customers. Its exposure to credit risk is affected by conditions within the oil and gas industry, and with respect to foreign sales, collection may be more difficult in the event of a default. However, substantially all foreign sales are made to large, well-established companies and the Company generally requires collateral or guarantees on foreign sales to smaller companies.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Index to Financial Statements

                                                                                                                     Page
                                                                                                                     ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC
         ACCOUNTANTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1997 AND 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS
         ENDED JUNE 30, 1997, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY FOR THE YEARS ENDED JUNE 30, 1997,
         1996 AND 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
         ENDED JUNE 30, 1997, 1996 AND 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
         YEARS ENDED JUNE 30, 1997, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
         ON SCHEDULE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Peerless Mfg. Co.


We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
September 2, 1997

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    June 30,




                    ASSETS                                                         1997                          1996
                                                                                   ----                          ----
CURRENT ASSETS
    Cash and cash equivalents                                                 $    772,553                   $  2,082,329
    Short-term investments                                                         259,007                        246,659
    Accounts receivable - principally trade - net of allowance for doubtful accounts of $312,450 and $100,000 in 1997
        and 1996, respectively                                                   9,671,067                      8,404,331
    Inventories                                                                  2,993,855                      2,972,456
    Costs and earnings in excess of billings on uncompleted contracts            1,871,817                      1,403,199
    Deferred income taxes                                                          269,721                        226,214
    Other                                                                          298,605                        240,214
                                                                               -----------                    -----------

              TOTAL CURRENT ASSETS                                             16,136,625                      15,575,402

PROPERTY, PLANT AND EQUIPMENT - AT COST, less
    accumulated depreciation                                                     1,527,856                      1,213,859

PROPERTY HELD FOR INVESTMENT - AT COST, less
    accumulated depreciation                                                       888,383                        948,775

OTHER ASSETS                                                                       528,729                        453,390
                                                                               -----------                    -----------

                                                                              $ 19,081,593                   $ 18,191,426
                                                                               ===========                    ===========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                                    June 30,




   LIABILITIES AND STOCKHOLDERS' EQUITY                                         1997                            1996
                                                                                ----                            ----
CURRENT LIABILITIES
    Accounts payable - trade                                                  $  5,054,532                   $  4,325,595
     Billings in excess of costs and earnings on uncompleted
         contracts                                                                 363,257                            -
    Commissions payable                                                            779,474                        566,766
    Accrued expenses
        Compensation                                                               656,082                        549,210
        Warranty reserve                                                           406,903                        286,384
        Other                                                                      291,953                        496,847
                                                                               -----------                    -----------

              TOTAL CURRENT LIABILITIES                                          7,552,201                      6,224,802

DEFERRED INCOME TAXES                                                               99,962                         86,768

COMMITMENTS                                                                            -                              -

STOCKHOLDERS' EQUITY
    Common stock - authorized, 4,000,000 shares of $1 par value;
       issued and outstanding, 1,451,992 and 1,446,742 shares in
    1997 and 1996, respectively                                                  1,451,992                      1,446,742
    Additional paid-in capital                                                   2,535,221                      2,489,879
    Unamortized value of restricted stock grants                                   (44,625)                       (33,750)
    Cumulative foreign currency translation adjustment                             (93,944)                        23,842
    Retained earnings                                                            7,580,786                      7,953,143
                                                                               -----------                    -----------
                                                                                11,429,430                     11,879,856
                                                                               -----------                    -----------

                                                                              $ 19,081,593                   $ 18,191,426
                                                                               ===========                     ==========



       The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                              Year ended June 30,




                                                             1997               1996               1995
                                                             ----               ----               ----
NET SALES                                                  $41,486,492        $33,643,998        $32,089,132

COST OF GOODS SOLD                                          29,961,203         23,430,761         21,506,004
                                                          ------------       ------------         ----------

          GROSS PROFIT                                      11,525,289         10,213,237         10,583,128

OPERATING EXPENSES
   Marketing and engineering                                 9,129,347          7,524,363          7,011,380
   General and administrative                                1,988,618          1,485,113          1,758,432
                                                          ------------       ------------         ----------
                                                            11,117,965          9,009,476          8,769,812
                                                          ------------       ------------         ----------

          OPERATING PROFIT                                     407,324          1,203,761          1,813,316

OTHER INCOME (EXPENSE)
   Interest income                                              24,687             45,559             93,974
   Interest expense                                            (55,475)           (16,858)            (8,040)
   Foreign exchange gains (losses)                             103,583            (28,628)           (56,368)
   Other, net                                                   57,877            (21,686)            65,779
                                                          ------------       ------------         ----------
                                                               130,672            (21,613)            95,345
                                                          ------------       ------------         ----------

          EARNINGS BEFORE INCOME TAXES                         537,996          1,182,148          1,908,661

INCOME TAX EXPENSE (BENEFIT)
   Current                                                      65,766            397,023            661,046
   Deferred                                                    (65,186)            (4,596)            21,369
                                                          ------------       ------------         ----------
                                                                   580            392,427            682,415
                                                          ------------       ------------         ----------

          NET EARNINGS                                   $     537,416      $     789,721        $ 1,226,246
                                                          ============       ============         ==========

Earnings per common share                                         $.37               $.55               $.85
                                                                   ===                ===                ===

Weighted average number of common shares outstanding         1,454,045          1,446,742          1,442,039
                                                             =========          =========          =========


       The accompanying notes are an integral part of these statements.

                      PEERLESS MFG. CO. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                          Cumulative
                                                                                        Unamortized        foreign
                                                                        Additional        value of         currency
                                                        Common           paid-in         restricted       translation
                                                         stock           capital        stock grants       adjustment
                                                      ----------        ----------      ------------       ----------
Balances as of July 1995                               1,436,742        $2,383,870       $   (49,841)     $   (76,063)

Net earnings                                                 -                 -                 -                -
Issuance of 12,000 shares of common stock                 12,000           123,000          (135,000)             -
Forfeiture of 2,000 shares of common stock                (2,000)          (18,500)           20,500              -
Translation adjustment                                       -                 -                 -            132,173
Cash dividends paid ($.50 per share)                         -                 -                 -                -
Amortization of restricted stock grants                      -                 -              67,234              -
Income tax benefit related to restricted stock plans         -               5,058               -                -
                                                       ---------         ---------        ----------       ----------

Balances as of June 30, 1995                           1,446,742         2,493,428           (97,107)          56,110

Net earnings                                                 -                 -                 -                -
Translation adjustment                                       -                 -                 -            (32,268)
Cash dividends paid ($.50 per share)                         -                 -                 -                -
Amortization of restricted stock grants                      -                 -              63,357              -
Income tax expense related to restricted stock plans         -              (3,549)              -                -
                                                       ---------         ---------        ----------       ----------

Balances as of June 30, 1996                           1,446,742         2,489,879           (33,750)          23,842
Net earnings                                                 -                 -                 -                -
Issuance of 8,000 shares of common stock                   8,000            72,250           (80,250)             -
Forfeiture of 4,000 shares of common stock                (4,000)          (38,750)           42,750              -
Stock options exercised                                    1,250            10,312               -                -
Translation adjustment                                       -                 -                 -           (117,786)
Cash dividends paid ($.50 per share)                         -                 -                 -                -
Cash dividends declared ($.125 per share)                    -                 -                 -                -
Amortization of restricted stock grants                      -                 -              26,625              -
Income tax benefit related to restricted stock plans         -               1,530               -                -
                                                       ---------         ---------        ----------       ----------

Balances as of June 30, 1997                          $1,451,992        $2,535,221       $   (44,625)     $   (93,944)
                                                       =========         =========        ==========       ==========

                                                                  Retained
                                                                  earnings           Total
                                                                  --------           -----
Balances as of July 1995                                          $7,381,682       $11,076,390

Net earnings                                                       1,226,246         1,226,246
Issuance of 12,000 shares of common stock                                -                 -
Forfeiture of 2,000 shares of common stock                               -                 -
Translation adjustment                                                   -             132,173
Cash dividends paid ($.50 per share)                                (721,122)         (721,122)
Amortization of restricted stock grants                                  -              67,234
Income tax benefit related to restricted stock plans                     -               5,058
                                                                   ---------        ----------

Balances as of June 30, 1995                                       7,886,806        11,785,979

Net earnings                                                         789,721           789,721
Translation adjustment                                                   -             (32,268)
Cash dividends paid ($.50 per share)                                (723,384)         (723,384)
Amortization of restricted stock grants                                  -              63,357
Income tax expense related to restricted stock plans                     -              (3,549)
                                                                   ---------        ----------

Balances as of June 30, 1996                                       7,953,143        11,879,856
Net earnings                                                         537,416           537,416
Issuance of 8,000 shares of common stock                                 -                 -
Forfeiture of 4,000 shares of common stock                               -                 -
Stock options exercised                                                  -              11,562
Translation adjustment                                                   -            (117,786)
Cash dividends paid ($.50 per share)                                (727,149)         (727,149)
Cash dividends declared ($.125 per share)                           (182,624)         (182,624)
Amortization of restricted stock grants                                  -              26,625
Income tax benefit related to restricted stock plans                     -               1,530
                                                                   ---------        ----------

Balances as of June 30, 1997                                      $7,580,786       $11,429,430
                                                                   =========        ==========



       The accompanying notes are an integral part of these statements.

                      PEERLESS MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,



                                                              1997               1996                 1995
                                                          -------------      -------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                           $     537,416      $     789,721        $ 1,226,246
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities
         Depreciation and amortization                          370,525            416,207            386,364
         Deferred income taxes                                  (65,185)            (4,596)            21,369
         Foreign exchange loss (gain)                          (103,583)            28,628             56,368
         Other                                                    1,530             (2,342)             5,058
         Changes in operating assets and liabilities
            Accounts receivable                              (1,586,991)           508,764           (323,226)
            Inventories                                         (11,463)          (154,231)         1,695,052
            Cost and profit in excess of billings
               on uncompleted contracts                        (468,618)        (1,287,644)           115,555
            Other current assets                                (59,501)          (285,196)           108,174
            Other assets                                        (40,466)           156,025           (195,985)
            Accounts payable                                    791,364          1,240,661            464,022
            Billings in excess of costs and earnings
               on uncompleted contracts                         363,257           (197,010)        (1,624,268)
            Commissions payable                                 212,708             57,254              6,981
            Accrued expenses                                     22,497            266,563           (133,144)
                                                          -------------      -------------        -----------
                                                               (573,926)           743,083            582,320
                                                          -------------      -------------        -----------

                   NET CASH PROVIDED BY (USED IN)
                       OPERATING ACTIVITIES                     (36,510)         1,532,804          1,808,566

CASH FLOWS FROM INVESTING ACTIVITIES
   Net sales (purchases) of short-term investments              (12,348)           (24,691)           415,017
   Purchase of property and equipment                          (596,395)          (273,593)          (339,199)
                                                          -------------      -------------        -----------

                   NET CASH PROVIDED BY (USED IN)
                        INVESTING ACTIVITIES                   (608,743)          (298,284)            75,818

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                              Year ended June 30,



                                                              1997               1996                 1995
                                                           ------------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                  $       11,562       $        -         $        -
   Net changes in short-term borrowings                             -                  -             (260,400)
   Dividends paid                                              (727,149)          (723,384)          (721,122)
                                                           ------------        -----------        -----------

               NET CASH USED IN FINANCING ACTIVITIES           (715,587)          (723,384)          (981,522)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS             51,064              9,446             25,691
                                                           ------------        -----------        -----------

               NET INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS                        (1,309,776)           520,582            928,553

Cash and cash equivalents at beginning of year                2,082,329          1,561,747            633,194
                                                           ------------        -----------        -----------

Cash and cash equivalents at end of year                  $     772,553       $  2,082,329       $  1,561,747
                                                           ============        ===========        ===========


Supplemental information on cash flows:
--------------------------------------

Interest paid                                               $    55,475        $    16,858       $      9,597
Income taxes paid                                           $   379,347        $   138,018       $  1,059,500


       The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997, 1996 and 1995


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

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

   Revenue Recognition

   The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process. The percentage-of-completion method is used for significant long-term contracts.
   Percentage-of-completion is generally determined using the actual labor

                       PEERLESS MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          June 30, 1997, 1996 and 1995


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

   incurred to date as compared to management's estimate of total labor to be incurred on each contract.

   Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.

   Earnings Per Common Share

   Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. The dilutive effect of stock options is not material.

   Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, is effective for financial statements issued after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

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

   From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations. Realized and unrealized gains and losses on these contracts are included in net

                       PEERLESS MFG. CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          June 30, 1997, 1996 and 1995


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

   income, except that gains and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as part of the underlying transaction.

   Reclassifications

   Certain prior years' amounts have been reclassified to conform with the 1997 presentation.

   Financial Instruments

   The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short-term nature of these items.

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

                          June 30, 1997, 1996 and 1995


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

   Sales to one customer accounted for approximately 12.3% of revenues for the year ended June 30, 1997. No single customer accounted for more than 10% of revenues in 1996 or 1995.

NOTE C - INVENTORIES AND UNCOMPLETED CONTRACTS

   Principal components of inventories are as follows:

                                                         June 30,
                                              ------------------------------
                                                 1997                1996
                                              ----------          ----------
      Raw materials                           $1,084,890          $1,094,774
      Work in process                          1,586,213           1,591,289
      Finished goods                             322,752             286,393
                                              ----------          ----------

                                              $2,993,855          $2,972,456
                                               =========           =========

   At June 30, 1997 and 1996, progress payments of $318,043 and $296,431 respectively, have been offset against inventories and costs of uncompleted contracts.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE D - PROPERTY, PLANT AND EQUIPMENT AND PROPERTY HELD FOR INVESTMENT

   Property, plant and equipment is summarized as follows:

                                                        June 30,
                                           --------------------------------
                                               1997                1996
                                           ------------        ------------
      Buildings                            $  1,380,241        $  1,418,842
      Equipment                               2,432,792           2,300,777
      Furniture and fixtures                  1,585,930           1,114,583
                                            -----------         -----------
                                              5,398,963           4,834,202
        Less accumulated depreciation        (4,131,323)         (3,880,559)
                                            -----------         -----------
                                              1,267,640             953,643
      Land                                      260,216             260,216
                                            -----------         -----------

                                           $  1,527,856        $  1,213,859
                                            ===========         ===========

   Property held for investment is summarized as follows:

                                                         June 30,
                                           ---------------------------------
                                                 1997              1996
                                           -------------       -------------
      Buildings                            $   1,641,769       $   1,641,776
      Equipment                                  158,171             158,171
                                            ------------        ------------
                                               1,799,940           1,799,947
        Less accumulated depreciation         (1,440,967)         (1,380,582)
                                            ------------        ------------
                                                 358,973             419,365
      Land                                       529,410             529,410
                                            ------------        ------------

                                           $     888,383       $     948,775
                                            ============        ============

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE E - CREDIT ARRANGEMENT

   The Company has banking agreements for unsecured revolving lines of credit in the combined amount of $7,500,000 due upon demand, with interest at the banks' prime lending rate (8.50% at June 30, 1997), payable monthly. The banks charge usage fees at an annual rate of .25% of the average daily unused portion of the line. At June 30, 1997 and 1996, no amounts were outstanding under the lines. The Company had letters of credit outstanding under separate arrangements of $3,597,646 and $3,259,533 at June 30, 1997 and 1996, respectively. Other assets with a cost of approximately $566,000 were pledged against the letters of credit outstanding at June 30, 1997.


NOTE F - STOCKHOLDERS' EQUITY

   The Company has a 1985 restricted stock plan (the 1985 Plan) under which 75,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan vest over a five-year period. The Company awarded 12,000 shares (fair value at date of grant of $135,000) in fiscal 1995 and 8,000 shares (fair value at date of grant of $80,250), of which 3,000 shares were subsequently forfeited, in fiscal 1997. Compensation expense for stock grants is charged to earnings over the five-year restriction period and amounted to $26,625, $63,357 and $67,234 in fiscal 1997, 1996, and 1995, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.

   In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 100,000 shares of common stock to be issued. Stock options are granted at market value, vest generally over four years, and expire ten years from date of grant.

   At June 30, 1997, 67,250 shares of common stock were available for issuance under the 1995 Plan, and 4,750 shares were available under the 1985 Plan.

   The Company has adopted the disclosure provisions of SFAS 123. It applies APB 25 and related interpretations in accounting for stock options issued and, therefore, does not recognize compensation expense for stock options granted at or greater than market value. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS 123, the effect on net earnings and earnings per share would have been as follows:

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

                                            Year ended       Year ended
                                           June 30, 1997    June 30, 1996
                                           -------------    -------------
   Net earnings - as reported                  $537,416         $789,721
   Net earnings - pro forma                     527,012          784,896
   Earnings  per share - as reported                .37              .55
   Earnings per share - pro forma                   .36              .54

   The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 45%; risk-free interest rates ranging from 4.6% to 5.3%; dividend yield of 3.7% in fiscal 1997 and 5.4% in fiscal 1996; and expected lives of five years.

   Additional information with respect to options outstanding under the plan is as follows:

                                                    Number of      Weighted
                                                     shares         average
                                                    underlying     exercise
           Stock options                             options         price
           -------------                            ---------      --------
   Outstanding at June 30, 1995                           -        $     -
   Granted                                             34,000          9.25
                                                       ------

   Outstanding at June 30, 1996                        34,000          9.25
   Granted                                              2,500         13.33
   Exercised                                           (1,250)         9.25
   Canceled/forfeited                                  (3,750)         9.25
                                                       ------

   Outstanding at June 30, 1997                        31,500          9.57
                                                       ======

   Exercisable at June 30, 1997                         9,250          9.25
                                                        =====

   Exercisable at June 30, 1996                           -
                                                       ======

  The weighted-average remaining life of options outstanding at June 30, 1997 was 9.08 years. The weighted average fair-value at grant date for options granted in 1997 was $1.82

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

  On May 21, 1997, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock to shareholders of record at the close of business on June 2, 1997. Each Right entitles the registered holder to purchase from the Company one common share at a price of $30.00, subject to adjustment, as more fully set forth in a Rights Agreement dated May 22, 1997.

  The Rights will become exercisable only in the event that any person or group of affiliated persons acquires, or obtains the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The rights are redeemable under certain circumstances at $.01 each and expire in May 2007.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE G - EMPLOYEE BENEFIT PLANS

   The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 1997, 1996 and 1995 was $119,500, $109,000 and $103,000, respectively.


NOTE H - FEDERAL INCOME TAXES

   Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                                                              June 30,
                                                                                   ---------------------------
                                                                                       1997            1996
                                                                                   -----------      ----------
      Deferred tax assets
          Restricted stock grants                                                  $    13,938      $    19,125
          Inventories                                                                   28,362           16,052
          Foreign subsidiaries' net operating loss carryforwards                       145,157           15,371
          Accrued expenses                                                             243,090          311,237
          Other                                                                         52,701           70,158
                                                                                    ----------       ----------
                                                                                       483,248          431,943
          Less valuation allowance                                                     (29,710)        (160,405)
                                                                                    ----------         --------
                                                                                       453,538          271,538

      Deferred tax liabilities
          Property, plant and equipment                                               (110,396)         (88,491)
          Uncompleted contracts                                                       (135,006)         (39,014)
          Other                                                                         (3,504)          (4,587)
                                                                                    ----------       ----------
                                                                                      (248,906)        (132,092)
                                                                                    ----------        ---------

                Net deferred tax asset                                             $   204,632       $  139,446
                                                                                    ==========        =========

Deferred tax assets and liabilities included in the balance sheet are as follows:

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE H - FEDERAL INCOME TAXES - CONTINUED

                                                            June 30,
                                                  --------------------------
                                                    1997              1996
                                                  ---------         --------
     Current deferred tax asset                    $269,721         $226,214
     Noncurrent deferred tax asset                   34,873              -
     Noncurrent deferred tax liability              (99,962)         (86,768)
                                                   --------         --------

                                                   $204,632         $139,446
                                                    =======          =======

   The provision for income taxes consisted of the following:

                                  1997             1996             1995
                              ------------     ------------     ------------
      Federal
          Current              $   41,765        $ 348,830        $ 581,976
          Deferred                (65,185)          (4,596)          21,369
      State                        24,000           48,193           79,070
                                ---------         --------         --------

                               $      580        $ 392,427        $ 682,415
                                =========         ========         ========

   The valuation allowance relates to deferred tax assets of foreign subsidiaries. These assets are recoverable only from future income of the respective foreign subsidiaries. Because of a recapitalization of Europe Limited and a reorganization of European operations, the Company concluded at June 30, 1997 that it was more likely than not that certain of the deferred tax assets are recoverable, and the valuation allowance was reduced. Utilization of foreign net operating carryforwards reduced income tax expense by approximately $130,000, $19,000 and $55,000 for 1997, 1996 and 1995, respectively.

   The effective income tax rate varies from the statutory rate due to the following:

                                                                                        As a percentage
                                                                                       of pretax earnings
                                                                                  ---------------------------
                                                                                    1997       1996     1995
                                                                                  -------     ------   ------
    Income tax expense at statutory rate                                            34.0%      34.0%    34.0%
    Increase (decrease) in income taxes resulting from
        State tax, net of federal benefits                                           2.9        2.8      2.9
        Foreign sales corporation exclusions                                       (10.2)      (1.5)    (3.1)
        Change in valuation allowance                                              (24.3)       3.5     (1.4)
        Other                                                                       (2.3)      (5.6)     3.4
                                                                                   -----       ----     ----

    Income tax expense at effective rate                                              .1%      33.2%    35.8%
                                                                                    ====       ====     ====

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE I - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company's operations consist of a dominant industry segment, the designing and manufacturing of specialized products for the removal of contaminants from gases and liquids and for air pollution abatement, principally in the United States and the United Kingdom.

   Information about the Company's operations in different geographic areas as of and for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                      United            United
                                      States            Kingdom        Other          Eliminations    Consolidated
                                  ---------------    -----------   ---------------    ------------    ------------
   1997
   ----
     Net sales to unaffiliated
     customers                        $35,553,000     $4,601,000     $1,332,000             -       $41,486,000

   Transfers between
     geographic areas                     889,000          4,000            -         (893,000)            -
                                       ----------      ---------      ---------     ----------       ----------

   Total                              $36,442,000     $4,605,000     $1,332,000    $  (893,000)     $41,486,000
                                       ==========      =========      =========     ==========       ==========

   Operating profit (loss)            $   549,000     $ (129,000)    $  (12,000)        (1,000)     $   407,000
                                       ==========      =========      =========     ==========       ==========

   Identifiable assets                $18,129,000     $2,790,000     $1,027,000    $(2,144,000)     $19,082,000
                                       ==========      =========      =========     ==========       ==========

   1996
   ----
     Net sales to unaffiliated
     customers                        $26,775,000     $4,764,000     $2,105,000    $         -      $33,644,000
   Transfers between
     geographic areas                     984,000        630,000            -       (1,614,000)            -
                                       ----------      ---------      ---------     ----------       ----------

   Total                              $27,759,000     $5,394,000     $2,105,000    $(1,614,000)     $33,644,000
                                       ==========      =========      =========     ===========      ==========

   Operating profit (loss)            $ 1,119,000     $  145,000     $  (39,000)   $   (21,000)     $ 1,204,000
                                       ==========      =========      =========     ==========       ==========

   Identifiable assets                $17,244,000     $2,112,000     $1,599,000    $(2,764,000)     $18,191,000
                                       ==========      =========      =========     ==========       ==========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE I - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION - CONTINUED

                                      United           United
                                      States           Kingdom        Other           Eliminations    Consolidated
                                  ---------------    -----------   ---------------    ------------    ------------
   1995
   ----
     Net sales to unaffiliated
     customers                        $27,673,000     $3,261,000     $1,155,000             -       $32,089,000

   Transfers between
     geographic areas                     479,000        373,000            -         (852,000)            -
                                       ----------      ---------      ---------     ----------       ----------

   Total                              $28,152,000     $3,634,000     $1,155,000    $  (852,000)     $32,089,000
                                       ==========      =========      =========     ==========       ==========

   Operating profit (loss)            $ 1,764,000     $  (13,000)    $    9,000    $     5,000      $ 1,765,000
                                       ==========      =========      =========     ==========       ==========

   Identifiable assets                $16,048,000     $2,113,000     $1,237,000    $(2,242,000)     $17,156,000
                                       ==========      =========      =========     ==========       ==========

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

   Export sales account for a significant portion of the Company's revenues and are summarized by geographic area as follows:

                                                                1997               1996             1995
                                                          ---------------    ---------------  ---------------
       North and South America (excluding U.S.A.)            $  5,899,000       $  5,864,000     $  3,817,000
       Europe                                                   5,213,000          6,627,000        5,055,000
       Asia                                                    11,023,000          5,188,000        8,008,000
       Other                                                    3,470,000          1,756,000          826,000
                                                              -----------        -----------     ------------

                                                              $25,605,000        $19,435,000      $17,706,000
                                                               ==========         ==========       ==========

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors
Peerless Mfg. Co.

In connection with our audit of the consolidated financial statements of Peerless Mfg. Co. and Subsidiaries referred to in our report dated September 2, 1997, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended June 30, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

Dallas, Texas
September 2, 1997

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    June 30,


                                                                  Additions
                                     Balance at         ----------------------------------
                                    beginning of        Charged to          Charged to                               Balance at
     Description                       period            expenses         other accounts(1)      Deductions(2)      end of period
     -----------                    -------------       -----------       --------------         ----------         -------------
1997
----

Allowance for doubtful accounts        $100,000         $ 249,612            $   -               $  37,162 (2)        $ 312,450
                                        =======           =======             ======              ========             ========

Deferred tax valuation allowance       $160,405         $      -             $   -               $ 130,695 (3)        $  29,710
                                        =======          ========             ======              ========             ========
1996
----

Allowance for doubtful accounts        $ 99,082         $  44,307            $   852             $  44,241 (2)        $ 100,000
                                        =======          ========             ======              ========             ========

Deferred tax valuation allowance       $121,091         $  39,314            $   -               $      -             $ 160,405
                                        =======          ========             ======              ========             ========

1995
----

Allowance for doubtful accounts        $ 85,827         $  55,401            $   -               $  42,146  (2)       $  99,082
                                        =======          ========             ======              ========             ========

Deferred tax valuation allowance       $147,071         $       -            $   -               $  25,980  (3)       $ 121,091
                                        =======          ========             ======              ========             ========


(1)    Collections on accounts previously written off.

(2)    Write offs.

(3)    Utilization and/or revaluation of net operating loss carryovers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         For information concerning the Company's Directors, reference is made to the information set forth under the caption "Election of Directors" and "Common Stock Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1997 (the "Proxy Statement"), which information is incorporated herein by reference.

         For information concerning the Company's Executive Officers, see Item 1, "Business - Executive Officers of the Company."


ITEM 11. EXECUTIVE COMPENSATION.

         For information concerning the Company's executive compensation, reference is made to the information set forth under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         For information concerning the security ownership of certain beneficial owners and management, reference is made to the information set forth under the caption "Election of Directors" and "Common Stock Ownership of Management and Certain Beneficial Owners" in the Proxy Statement, which information is incorporated herein by reference.


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

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
                 8-K.

(a)      1.      All Financial Statements:  see Item 8 "Financial Statements
                 and Supplementary Data" in Part II of this Report.

         2. Financial Statement Schedule and Exhibits filed in Part IV of this report are as follows:

                 SCHEDULES*:

                 II       -    Valuation and Qualifying Account - Years Ended
                               June 30, 1997, 1996 and 1995

                 *All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(b)      Reports on Form 8-K: None

(c)      Exhibits: see Index to Exhibits, pages 41-42.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEERLESS MFG. CO.
                                          (Registrant)


                                        By:   /s/ SHERRILL STONE
                                            ---------------------------
                                              Sherrill Stone, Chairman,
                                              President, and Chief
                                              Executive Officer
Date: September 26, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

September 26, 1997                  /s/ SHERRILL STONE
                                -------------------------------------------
                                    Sherrill Stone, Chairman of the
                                    Board,   President, Director and
                                    Chief Executive Officer

September 26, 1997                  /s/ KENT J. VAN HOUTEN
                                -------------------------------------------
                                    Kent J. Van Houten, Treasurer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer

September 26, 1997                  /s/ DONALD A. SILLERS
                                -------------------------------------------
                                    Donald A. Sillers, Jr., Director

September 26, 1997                  /s/ J. V. MARINER
                                -------------------------------------------
                                    J. V. Mariner, Director

September 26, 1997                  /s/ BERNARD S. LEE
                                -------------------------------------------
                                    Bernard S. Lee, Director

September 26, 1997                  /s/ D. D. BATTERSHELL
                                -------------------------------------------
                                    D. D. Battershell, Director

                               INDEX TO EXHIBITS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
FINANCIAL STATEMENT SCHEDULES:
         II      Valuation and Qualifying Accounts - Years
                 Ended June 30, 1997, 1996 and 1995 (included in Item 8)

EXHIBITS:
         3(a)     The Company's Articles of Incorporation, as  amended to date (filed as Exhibit 1 to  the Company's Registration Statement on  Form S-1,
                  Registration No.  2-35767) and  amended by  the Company's  December
                  12,  1990  Form 8  amending Exhibit  3(a)  to the  Company's Annual
                  Report on  Form 10-K dated  June 30, 1990,  and incorporated herein by reference).
         3(b)     The Company's Bylaws, as amended to date.*
         10(a)    Incentive Compensation Plan  effective January 1, 1981,  as amended
                  January 23,  1991 (filed as  Exhibit 10(b) to  the Company's Annual
                  Report on Form 10-K,  dated June 30, 1991, and  incorporated herein by reference).
         10(b)    1985  Restricted  Stock  Plan  for  Peerless  Mfg.  Co.,  effective
                  December 13, 1985 (filed  as Exhibit 10(b) to the  Company's Annual
                  Report on Form 10-K,  dated June 30, 1993, and  incorporated herein by reference).
         10(c)    1991 Restricted Stock  Plan for Non-Employee Directors  of Peerless
                  Mfg.  Co., adopted  subject to  shareholder approval May  24, 1991, and approved  by shareholders November  20, 1991 (filed  as Exhibit
                  10(e) to  the Company's Annual  Report on Form 10-K  dated June 30,
                  1991 and incorporated herein by reference).

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

         10(f)    Fifth Amended  and Restated Loan Agreement, dated as of February 3,
                  1997, between  NationsBank of Texas, N.A. and the Company (filed as
                  Exhibit 10(f)  to the Company's  Quarterly Report on  Form 10-Q for
                  the  quarter  ended March  31,  1997  and  incorporated  herein  by reference).

         10(g)    Loan Agreement,  dated as of  March 7,  1997, by and  between Texas
                  Commerce  Bank  National  Association and  the  Company  (filed  as
                  Exhibit 10(g)  to the Company's  Quarterly Report on  Form 10-Q for
                  quarter  ended   March  31,   1997  and   incorporated  herein   by
                  reference).

         10(h)    Peerless  Mfg. Co.  1995  Stock Option  and Restricted  Stock Plan,
                  adopted by  the Board of  Directors December 31,  1995 and approved by the Shareholders of the Company November 21, 1996.*

         21       Subsidiaries of the Company.*

         27       Financial Data Schedule.*

--------------
* Filed herewith