Form 10-K/A
period 1997-06-30
PEERLESS MANUFACTURING CO
filed 1997-10-28
CIK 76954

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

                    FOR ANNUAL REPORT AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                         ------------------------------

                         COMMISSION FILE NUMBER 0-5214

                               PEERLESS MFG. CO.
             (Exact name of Registrant as specified in its charter)

          TEXAS                                      75-0724417
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

                   2819 WALNUT HILL LANE, DALLAS, TEXAS 75229
              (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (214) 357-6181
          Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered:
Common Stock, par value $1.00        The Nasdaq Stock Market's National Market
-----------------------------       -------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     At September 19, 1997, Peerless Mfg. Co. had 1,451,992 shares of common stock, $1.00 par value outstanding. The Company estimates that the aggregate market value of the common stock on September 19, 1997 (based upon the closing price of these shares on Nasdaq) held by non-affiliates was approximately $20,690,886.

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

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


Quarter Ended:         Closing Bid Prices    Cash Dividends
                        High        Low        Per Share
                       -------     ------      ---------
Fiscal 1996
September 30, 1995     $12-3/4     $ 9-7/8      $    .125
December 31, 1995       11-5/8       9-1/4           .125
March 31, 1996           9-3/4       8-3/4           .125
June 30, 1996           11-5/8       9-5/8           .125

Fiscal 1997
September 30, 1996     $13-3/4     $ 9-1/4      $    .125
December 31, 1996       14-7/8      11-5/8           .125
March 31, 1997          13-1/4       9-1/2           .125
June 30, 1997           11           9-1/8           .125

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

         Working capital was $8,584,424 at June 30, 1997, down from $9,350,600 at June 30, 1996, a decline of 8.2%. This decline was due primarily to the adverse effects of a third-quarter cost overrun related to a major international project in the Company's environmental equipment division and to the early declaration of dividends in Fiscal 1997 rather than in Fiscal 1998, which resulted in a charge against working capital in Fiscal 1997.

         The following table sets forth certain information related to working capital for the Company's last three fiscal years:

                                           1997           1996           1995
                                         --------       --------       ------
 Average working capital as
 a percentage of net sales                20.8%          25.6%          27.5%
 Annual accounts receivable
      turnover(1)                          4.3            3.8            6.0
 Annual inventory turnover(2)              6.6            5.7            6.7

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

Results of Operations

         The following table sets forth various measures of performance expressed as percentages of net sales for the Company's last three fiscal years, as well as the Company's effective income tax rate for the same periods:

                                       1997             1996             1995
                                     --------         --------         ------
Gross profit margin                    27.8%            30.4%            33.0%
Operating expenses                     26.8%            26.8%            27.3%
Earnings before income taxes           1.3%             3.5%             6.0%
Effective income tax rate              0.1%             33.2%            35.8%

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

Backlog. The Company's backlog represents incomplete customer orders. Although the Company has historically completed and shipped virtually all of its backlog and expects to complete and ship all outstanding orders in Fiscal 1998, customers may cancel outstanding orders prior to their completion. In such cases, the Company would not recognize revenues for canceled orders. However, the Company has contractual protection to recover from its customers at least the Company's costs related to canceled orders.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Index to Financial Statements

                                                                      Page
                                                                      ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC
         ACCOUNTANTS ............................................       16

CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1997 AND 1996............       17

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS
         ENDED JUNE 30, 1997, 1996 AND 1995......................       19

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY FOR THE YEARS ENDED JUNE 30, 1997,
         1996 AND 1995...........................................       20

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
         ENDED JUNE 30, 1997, 1996 AND 1995......................       22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
         YEARS ENDED JUNE 30, 1997, 1996 AND 1995................       24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
         ON SCHEDULE.............................................       36

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT...................       37

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




GRANT THORNTON LLP

Dallas, Texas
September 2, 1997

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    June 30,




                    ASSETS                                              1997            1996
                                                                     ----------      -----------

CURRENT ASSETS
    Cash and cash equivalents                                        $   772,553     $ 2,082,329
    Short-term investments                                               259,007         246,659
    Accounts receivable - principally trade - net of allowance for doubtful accounts of $312,450 and $100,000 in 1997
        and 1996, respectively                                         9,671,067       8,404,331
    Inventories                                                        2,993,855       2,972,456
    Costs and earnings in excess of billings on uncompleted
        contracts                                                      1,871,817       1,403,199
    Deferred income taxes                                                269,721         226,214
    Other                                                                298,605         240,214
                                                                     -----------     -----------

              TOTAL CURRENT ASSETS                                    16,136,625      15,575,402

PROPERTY, PLANT AND EQUIPMENT - AT COST, less
    accumulated depreciation                                           1,527,856       1,213,859

PROPERTY HELD FOR INVESTMENT - AT COST, less
    accumulated depreciation                                             888,383         948,775

OTHER ASSETS                                                             528,729         453,390
                                                                     -----------     -----------

                                                                     $19,081,593     $18,191,426
                                                                     ===========     ===========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                                    June 30,




   LIABILITIES AND STOCKHOLDERS' EQUITY                                  1997              1996
                                                                     ------------     -------------

CURRENT LIABILITIES
    Accounts payable - trade                                         $  5,054,532      $  4,325,595
     Billings in excess of costs and earnings on uncompleted
         contracts                                                        363,257                --
    Commissions payable                                                   779,474           566,766
    Accrued expenses
        Compensation                                                      656,082           549,210
        Warranty reserve                                                  406,903           286,384
        Other                                                             291,953           496,847
                                                                     ------------      ------------

              TOTAL CURRENT LIABILITIES                                 7,552,201         6,224,802

DEFERRED INCOME TAXES                                                      99,962            86,768

COMMITMENTS                                                                    --                --

STOCKHOLDERS' EQUITY
    Common stock - authorized, 4,000,000 shares of $1 par value;
     issued and outstanding, 1,451,992 and 1,446,742 shares in
     1997 and 1996, respectively                                        1,451,992         1,446,742
    Additional paid-in capital                                          2,535,221         2,489,879
    Unamortized value of restricted stock grants                          (44,625)          (33,750)
    Cumulative foreign currency translation adjustment                    (93,944)           23,842
    Retained earnings                                                   7,580,786         7,953,143
                                                                     ------------      ------------
                                                                       11,429,430        11,879,856
                                                                     ------------      ------------

                                                                     $ 19,081,593      $ 18,191,426
                                                                     ============      ============


       The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                              Year ended June 30,


                                               1997              1996              1995
                                               ----              ----              ----

NET SALES                                  $ 41,486,492      $ 33,643,998      $ 32,089,132

COST OF GOODS SOLD                           29,961,203        23,430,761        21,506,004
                                           ------------      ------------      ------------

          GROSS PROFIT                       11,525,289        10,213,237        10,583,128

OPERATING EXPENSES
   Marketing and engineering                  9,129,347         7,524,363         7,011,380
   General and administrative                 1,988,618         1,485,113         1,758,432
                                           ------------      ------------      ------------
                                             11,117,965         9,009,476         8,769,812
                                           ------------      ------------      ------------

          OPERATING PROFIT                      407,324         1,203,761         1,813,316

OTHER INCOME (EXPENSE)
   Interest income                               24,687            45,559            93,974
   Interest expense                             (55,475)          (16,858)           (8,040)
   Foreign exchange gains (losses)              103,583           (28,628)          (56,368)
   Other, net                                    57,877           (21,686)           65,779
                                           ------------      ------------      ------------
                                                130,672           (21,613)           95,345
                                           ------------      ------------      ------------

          EARNINGS BEFORE INCOME TAXES          537,996         1,182,148         1,908,661

INCOME TAX EXPENSE (BENEFIT)
   Current                                       65,766           397,023           661,046
   Deferred                                     (65,186)           (4,596)           21,369
                                           ------------      ------------      ------------
                                                    580           392,427           682,415
                                           ------------      ------------      ------------

          NET EARNINGS                     $    537,416      $    789,721      $  1,226,246
                                           ============      ============      ============

Earnings per common share                  $        .37      $        .55      $        .85
                                           ============      ============      ============

Weighted average number of common
    shares outstanding                        1,454,045         1,446,742         1,442,039
                                           ============      ============      ============


       The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                    Cumulative
                                                                      Unamortized    foreign
                                                          Additional    value of     currency
                                               Common       paid-in    restricted   translation   Retained
                                                stock       capital   stock grants  adjustment    earnings        Total
                                                -----       -------   ------------  ----------    --------        -----
Balances as of July 1995                      1,436,742   $ 2,383,870   $ (49,841)  $ (76,063)  $ 7,381,682   $ 11,076,390

Net earnings                                         --            --          --          --     1,226,246      1,226,246
Issuance of 12,000 shares of common stock        12,000       123,000    (135,000)         --            --             --
Forfeiture of 2,000 shares of common stock       (2,000)      (18,500)     20,500          --            --             --
Translation adjustment                               --            --          --     132,173            --        132,173
Cash dividends paid ($.50 per share)                 --            --          --          --      (721,122)      (721,122)
Amortization of restricted stock grants              --            --      67,234          --            --         67,234
Income tax benefit related to restricted
  stock plans                                        --         5,058          --          --            --          5,058
                                            -----------   -----------   ---------   ---------   -----------   ------------

Balances as of June 30, 1995                  1,446,742     2,493,428     (97,107)     56,110     7,886,806     11,785,979

Net earnings                                         --            --          --          --       789,721        789,721
Translation adjustment                               --            --          --     (32,268)           --        (32,268)
Cash dividends paid ($.50 per share)                 --            --          --          --      (723,384)      (723,384)
Amortization of restricted stock grants              --            --      63,357          --            --         63,357
Income tax expense related to restricted
  stock plans                                        --        (3,549)         --          --            --         (3,549)
                                            -----------   -----------   ---------   ---------   -----------   ------------

Balances as of June 30, 1996                  1,446,742     2,489,879     (33,750)     23,842     7,953,143     11,879,856

Net earnings                                         --            --          --          --       537,416        537,416
Issuance of 8,000 shares of common stock          8,000        72,250     (80,250)         --            --             --
Forfeiture of 4,000 shares of common stock       (4,000)      (38,750)     42,750          --            --             --
Stock options exercised                           1,250        10,312          --          --            --         11,562
Translation adjustment                               --            --          --    (117,786)           --       (117,786)
Cash dividends paid ($.50 per share)                 --            --          --          --      (727,149)      (727,149)
Cash dividends declared ($.125 per share)            --            --          --          --      (182,624)      (182,624)
Amortization of restricted stock grants              --            --      26,625          --            --         26,625
Income tax benefit related to restricted
  stock plans                                        --         1,530          --          --            --          1,530
                                            -----------   -----------   ---------   ---------   -----------   ------------

Balances as of June 30, 1997                $ 1,451,992   $ 2,535,221   $ (44,625)  $ (93,944)  $ 7,580,786   $ 11,429,430
                                            ===========   ===========   =========   =========   ===========   ============


       The accompanying notes are an integral part of these statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,



                                                            1997         1996          1995
                                                         ---------    ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                        $   537,416   $   789,721   $ 1,226,246
   Adjustments to reconcile net earnings to net
       cash provided by (used in) operating
       activities
          Depreciation and amortization                    370,525       416,207       386,364
          Deferred income taxes                            (65,185)       (4,596)       21,369
          Foreign exchange loss (gain)                    (103,583)       28,628        56,368
          Other                                              1,530        (2,342)        5,058
          Changes in operating assets and liabilities
             Accounts receivable                        (1,586,991)      508,764      (323,226)
             Inventories                                   (11,463)     (154,231)    1,695,052
             Cost and profit in excess of billings
                on uncompleted contracts                  (468,618)   (1,287,644)      115,555
             Other current assets                          (59,501)     (285,196)      108,174
             Other assets                                  (40,466)      156,025      (195,985)
             Accounts payable                              791,364     1,240,661       464,022
             Billings in excess of costs and earnings
                on uncompleted contracts                   363,257      (197,010)   (1,624,268)
             Commissions payable                           212,708        57,254         6,981
             Accrued expenses                               22,497       266,563      (133,144)
                                                       -----------   -----------   -----------
                                                          (573,926)      743,083       582,320
                                                       -----------   -----------   -----------

                    NET CASH PROVIDED BY (USED IN)
                        OPERATING ACTIVITIES               (36,510)    1,532,804     1,808,566

CASH FLOWS FROM INVESTING ACTIVITIES
   Net sales (purchases) of short-term investments         (12,348)      (24,691)      415,017
   Purchase of property and equipment                     (596,395)     (273,593)     (339,199)
                                                       -----------   -----------   -----------

                    NET CASH PROVIDED BY (USED IN)
                         INVESTING ACTIVITIES             (608,743)     (298,284)       75,818

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                              Year ended June 30,



                                                           1997          1996           1995
                                                        ---------     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                $    11,562   $        --   $        --
   Net changes in short-term borrowings                         --            --      (260,400)
   Dividends paid                                         (727,149)     (723,384)     (721,122)
                                                       -----------   -----------   -----------

                NET CASH USED IN FINANCING ACTIVITIES     (715,587)     (723,384)     (981,522)

EFFECT OF EXCHANGE RATE ON CASH AND CASH
   EQUIVALENTS                                              51,064         9,446        25,691
                                                       -----------   -----------   -----------

                NET INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                  (1,309,776)      520,582       928,553

Cash and cash equivalents at beginning of year           2,082,329     1,561,747       633,194
                                                       -----------   -----------   -----------

Cash and cash equivalents at end of year               $   772,553   $ 2,082,329   $ 1,561,747
                                                       ===========   ===========   ===========


Supplemental information on cash flows:

Interest paid                                          $    55,475   $    16,858   $     9,597
Income taxes paid                                      $   379,347   $   138,018   $ 1,059,500



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

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED


   Revenue Recognition

   The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process. The percentage-of-completion method is used for significant long-term contracts. Percentage-of-completion is generally determined using the actual labor incurred to date as compared to management's estimate of total labor to be incurred on each contract.

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

   Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, is effective for financial statements issued after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact on the disclosure of earnings pr share in the financial statements.

   Foreign Currency

   All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of earnings items are translated at the weighted average

                       PEERLESS MFG. CO. AND SUBSIDIARIES

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


NOTE C - INVENTORIES AND UNCOMPLETED CONTRACTS

   Principal components of inventories are as follows:

                                          June 30,
                                   -----------------------
                                   1997               1996
                                   ----               ----
Raw materials                  $1,084,890         $1,094,774
Work in process                 1,586,213          1,591,289
Finished goods                    322,752            286,393
                                 --------           --------

                               $2,993,855         $2,972,456
                               ==========         ==========

   At June 30, 1997 and 1996, progress payments of $318,043 and $296,431, respectively, have been offset against inventories and costs of uncompleted contracts.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE D - PROPERTY, PLANT AND EQUIPMENT AND PROPERTY HELD FOR INVESTMENT

   Property, plant and equipment is summarized as follows:

                                                                       June 30,
                                                                 ------------------
                                                                 1997          1996
                                                                 ----          ----
    Buildings                                                $ 1,380,241   $ 1,418,842
    Equipment                                                  2,432,792     2,300,777
    Furniture and fixtures                                     1,585,930     1,114,583
                                                             -----------   -----------
                                                               5,398,963     4,834,202
      Less accumulated depreciation                           (4,131,323)   (3,880,559)
                                                             -----------   -----------
                                                               1,267,640       953,643
    Land                                                         260,216       260,216
                                                             -----------   -----------

                                                             $ 1,527,856   $ 1,213,859
                                                             ===========   ===========

Property held for investment is summarized as follows:

                                                                      June 30,
                                                                 ------------------
                                                                 1997          1996
                                                                 ----          ----

    Buildings                                                $ 1,641,769   $ 1,641,776
    Equipment                                                    158,171       158,171
                                                             -----------   -----------
                                                               1,799,940     1,799,947
      Less accumulated depreciation                           (1,440,967)   (1,380,582)
                                                             -----------   -----------
                                                                 358,973       419,365
    Land                                                         529,410       529,410
                                                             -----------   -----------

                                                             $   888,383   $   948,775
                                                             ===========   ===========

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

   Additional information with respect to options outstanding under the plan is as follows:

                                       Number of shares       Weighted average
               Stock options          underlying options       exercise price
               -------------          ------------------       --------------
       Outstanding at June 30, 1995             --                 $  --
        Granted                              34,000                  9.25
                                             ------

       Outstanding at June 30, 1996          34,000                  9.25
       Granted                                2,500                 13.33
       Exercised                             (1,250)                 9.25
       Canceled/forfeited                    (3,750)                 9.25
                                             ------

       Outstanding at June 30, 1997          31,500                  9.57
                                             ======

       Exercisable at June 30, 1997           9,250                  9.25
                                             ======

       Exercisable at June 30, 1996             --
                                             ======

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE F - STOCKHOLDERS' EQUITY - CONTINUED


   The weighted-average remaining life of options outstanding at June 30, 1997 was 9.08 years. The weighted average fair-value at grant date for options granted in 1997 was $1.82.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE H - FEDERAL INCOME TAXES - CONTINUED

                                                                  June 30,
                                                              ----------------
                                                              1997        1996
                                                              ----        ----
Deferred tax assets
   Restricted stock grants                                 $  13,938   $  19,125
   Inventories                                                28,362      16,052
   Foreign subsidiaries' net operating loss carryforwards    145,157      15,371
   Accrued expenses                                          243,090     311,237
   Other                                                      52,701      70,158
                                                           ---------   ---------
                                                             483,248     431,943
   Less valuation allowance                                  (29,710)   (160,405)
                                                           ---------   ---------
                                                           $ 453,538   $ 271,538
                                                           =========   =========

Deferred tax liabilities
   Property, plant and equipment                           $(110,396)  $ (88,491)
   Uncompleted contracts                                    (135,006)    (39,014)
   Other                                                      (3,504)     (4,587)
                                                           ---------   ---------
                                                           $(248,906)  $(132,092)
                                                           =========   =========

         Net deferred tax asset                            $ 204,632   $ 139,446
                                                           =========   =========

Deferred tax assets and liabilities included in the balance sheet are as follows:

                                              June 30,
                                         -------------------
                                         1997           1996
                                         ----           ----
Current deferred tax asset            $ 269,721      $ 226,214
Noncurrent deferred tax asset            34,873             --
Noncurrent deferred tax liability       (99,962)       (86,768)
                                      ---------      ---------

                                      $ 204,632      $ 139,446
                                      =========      =========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE H - FEDERAL INCOME TAXES - CONTINUED


   The provision for income taxes consisted of the following:

                   1997           1996           1995
                  ------         ------         -----

Federal
   Current      $  41,765      $ 348,830      $581,976
   Deferred       (65,185)        (4,596)       21,369
State              24,000         48,193        79,070
                ---------      ---------      --------

                $     580      $ 392,427      $682,415
                =========      =========      ========

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

   The effective income tax rate varies from the statutory rate due to the following:

                                                              As a percentage
                                                             of pretax earnings
                                                        ---------------------------
                                                        1997        1996       1995
                                                        ----        ----       ----
Income tax expense at statutory rate                     34.0%      34.0%      34.0%
Increase (decrease) in income taxes resulting from
    State tax, net of federal benefits                    2.9        2.8        2.9
    Foreign sales corporation exclusions                (10.2)      (1.5)      (3.1)
    Change in valuation allowance                       (24.3)       3.5       (1.4)
    Other                                                (2.3)      (5.6)       3.4
                                                        -----      -----      -----

Income tax expense at effective rate                       .1%      33.2%      35.8%
                                                        =====      =====      =====

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

   Information about the Company's operations in different geographic areas as of and for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                 United          United
                                 States          Kingdom           Other        Eliminations     Consolidated
                                 ------          -------           -----        ------------     ------------
1997
----
   Net sales to unaffiliated
      customers                $35,553,000     $ 4,601,000      $ 1,332,000      $        --      $41,486,000
   Transfers between
      geographic areas             889,000           4,000               --         (893,000)              --
                               -----------     -----------      -----------      -----------      -----------

   Total                       $36,442,000     $ 4,605,000      $ 1,332,000      $  (893,000)     $41,486,000
                               ===========     ===========      ===========      ===========      ===========

   Operating profit (loss)     $   549,000     $  (129,000)     $   (12,000)     $    (1,000)     $   407,000
                               ===========     ===========      ===========      ===========      ===========

   Identifiable assets         $17,409,000     $ 2,790,000      $ 1,027,000      $(2,144,000)     $19,082,000
                               ===========     ===========      ===========      ===========      ===========

1996
----
   Net sales to unaffiliated
      customers                $26,775,000     $ 4,764,000      $ 2,105,000      $        --      $33,644,000
   Transfers between
      geographic areas             984,000         630,000               --       (1,614,000)              --
                               -----------     -----------      -----------      -----------      -----------

   Total                       $27,759,000     $ 5,394,000      $ 2,105,000      $(1,614,000)     $33,644,000
                               ===========     ===========      ===========      ===========      ===========

   Operating profit (loss)     $ 1,119,000     $   145,000      $   (39,000)     $   (21,000)     $ 1,204,000
                               ===========     ===========      ===========      ===========      ===========

   Identifiable assets         $17,244,000     $ 2,112,000      $ 1,599,000      $(2,764,000)     $18,191,000
                               ===========     ===========      ===========      ===========      ===========

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                          June 30, 1997, 1996 and 1995


NOTE I - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION - CONTINUED


                                United         United
                                States         Kingdom           Other        Eliminations     Consolidated
                                ------         -------           -----        ------------     ------------
1995
----
Net sales to unaffiliated
   customers                  $27,673,000     $ 3,261,000      $1,155,000     $        --      $32,089,000
Transfers between
   geographic areas               479,000         373,000              --        (852,000)              --
                              -----------     -----------      ----------     -----------      -----------

Total                         $28,152,000     $ 3,634,000      $1,155,000     $  (852,000)     $32,089,000
                              ===========     ===========      ==========     ===========      ===========

Operating profit (loss)       $ 1,812,000     $   (13,000)     $    9,000     $     5,000      $ 1,813,000
                              ===========     ===========      ==========     ===========      ===========

Identifiable assets           $16,048,000     $ 2,113,000      $1,237,000     $(2,242,000)     $17,156,000
                              ===========     ===========      ==========     ===========      ===========

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

   Export sales account for a significant portion of the Company's revenues and are summarized by geographic area as follows:

                                                   1997            1996            1995
                                                  ------          -------         ------
North and South America (excluding U.S.A.)     $ 5,899,000     $ 5,864,000     $ 3,817,000
Europe                                           5,213,000       6,627,000       5,055,000
Asia                                            11,023,000       5,188,000       8,008,000
Other                                            3,470,000       1,756,000         826,000
                                               -----------     -----------     -----------

                                               $25,605,000     $19,435,000     $17,706,000
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




GRANT THORNTON LLP

Dallas, Texas
September 2, 1997

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    June 30,

                                               Additions
                          Balance at    ----------------------------
                         beginning of   Charged to    Charged to                         Balance at
      Description          period       expenses    other accounts(1)    Deductions(2)  end of period
      -----------          ------       --------    -----------------    -------------  -------------
1997
----
Allowance for doubtful
    accounts               $100,000     $249,612          $ --             $ 37,162(2)     $312,450
                           ========     ========          ====             ========        ========

Deferred tax valuation
    allowance              $160,405     $     --          $ --             $130,695(3)     $ 29,710
                           ========     ========          ====             ========        ========

1996
----
Allowance for doubtful
    accounts               $ 99,082     $ 44,307          $852             $ 44,241(2)     $100,000
                           ========     ========          ====             ========        ========

Deferred tax valuation
    allowance              $121,091     $ 39,314          $ --             $     --        $160,405
                           ========     ========          ====             ========        ========

1995
----
Allowance for doubtful
    accounts               $ 85,827     $ 55,401          $ --             $ 42,146(2)     $ 99,082
                           ========     ========          ====             ========        ========

Deferred tax valuation
    allowance              $147,071     $     --          $ --             $ 25,980(3)     $121,091
                           ========     ========          ====             ========        ========



(1) Collections on accounts previously written off.

(2) Write offs.

(3) Utilization and/or revaluation of net operating loss carryovers.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PEERLESS MFG. CO.


Date:  October 28, 1997                     By: /s/ Sherrill Stone
                                                -----------------------------
                                                Sherrill Stone,
                                                Chairman, President
                                                and Chief Executive Officer