Form 10-Q
period 1997-09-30
PEERLESS MANUFACTURING CO
filed 1997-11-14
CIK 76954

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D. C.  20549

                                    Form 10-Q

        (Mark One)
           x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        ------
                  SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1997

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ------
                  THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

--------------------------------------------------------------------------------
                           Commission File Number 0-5214
                                PEERLESS MFG. CO.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


         Texas                                                 75-0724417
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             identification No.)


2819 Walnut Hill Lane      Dallas, Texas                          75229
P. O. Box 540667           Dallas, Texas                          75354
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code    (214) 357-6181

           None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    x   No
                                ____       ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at November 14, 1997
-----------------------------       --------------------------------------------
Common stock, $1.00 par value                     1,451,992 Shares

                                  PEERLESS MFG. CO.

                                        INDEX



                                                                          Page
                                                                         Number
                                                                        --------
Part I:   Financial Information

          Condensed Consolidated Balance Sheets for the
          periods ended September 30, 1997 and June 30, 1997.            3 - 4

          Condensed Consolidated Statements of Earnings for
          for the three months ended September 30, 1997 and 1996.          5

          Condensed Consolidated Statement of Cash Flows for
          the three months ended September 30, 1997 and 1996.              6

          Notes to the Condensed Consolidated Financial Statements.      7 - 8

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                           9 - 11


Part II:  Other Information                                                12

          Exhibits                                                      13 - 14

          Signatures                                                       15



























                                          2 of 15

                                     PART  I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
-----------------------------

                                PEERLESS MFG. CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     June 30,
                                                                      -------------- --------------
                                                                           1997           1997
                                                                      -------------- --------------
Assets                                                                 (UNAUDITED)     (AUDITED)
Current assets
   Cash and cash equivalents                                             $1,145,581       $772,553
   Short term investments                                                   260,744        259,007
   Accounts receivable-principally trade-net of allowance for doubtful accounts of $337,574 at September 30, 1997 and
      $312,450 at June 30, 1997                                           5,602,524      9,671,067
   Inventories
      Raw materials                                                       1,026,393      1,084,890
      Work in process                                                     3,314,252      1,586,213
      Finished goods                                                        226,046        322,752
   Costs and earnings in excess of billings on uncompleted contracts      1,281,964      1,871,817
   Deferred income taxes                                                    267,180        269,721
   Other                                                                    228,249        298,605
                                                                      -------------- --------------
      Total current assets                                               13,352,933     16,136,625

Property, plant and equipment-at Cost, less accumulated depreciation      1,528,194      1,527,856
Property held for investment-at Cost, less accumulated depreciation         872,655        888,383
Other assets                                                                513,120        528,729
                                                                      -------------- --------------
                                                                        $16,266,902    $19,081,593
                                                                      ============== ==============


















The accompanying notes are an integral part of these statements.

                                                      3 of 15

                                PEERLESS MFG. CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     June 30,
                                                                      -------------- --------------
                                                                           1997           1997
                                                                      -------------- --------------
Liabilities and Stockholders' Equity                                   (UNAUDITED)     (AUDITED)
Current liabilities
   Notes payable                                                                 $0             $0
   Accounts payable-trade                                                 2,980,350      5,054,532
   Billings in excess of costs and earnings on uncompleted contracts        114,744        363,257
   Commissions payable                                                      682,844        779,474
   Accrued liabilities
      Compensation                                                          526,756        656,082
      Warranty                                                              294,478        406,903
      Other                                                                 297,151        291,953
                                                                      -------------- --------------
      Total current liabilities                                           4,896,323      7,552,201

Deferred income taxes                                                        99,962         99,962

Stockholders' equity
   Common stock-authorized 4,000,000 shares of $1 par value;
      issued and outstanding, 1,451,992 shares at September 30,
      1997 and 1,451,992 at June 30, 1997                                 1,451,992      1,451,992
   Additional paid-in capital                                             2,535,221      2,535,221
   Unamortized value of restricted stock grants                             (40,782)       (44,625)
   Cumulative foreign currency translation adjustment                       (76,471)       (93,944)
   Retained earnings                                                      7,400,657      7,580,786
                                                                      -------------- --------------
                                                                         11,270,617     11,429,430
                                                                      -------------- --------------
                                                                        $16,266,902    $19,081,593
                                                                      ============== ==============


















The accompanying notes are an integral part of these statements.

                                                      4 of 15

                          PEERLESS MFG. CO.
                   CONDENSED STATEMENT OF EARNINGS
                             (UNAUDITED)


                                         Three Months Ended
                                            September 30,
                                    -----------------------------
                                         1997           1996
                                    -------------- --------------
Net sales                              $7,205,789     $7,515,449
Cost of goods sold                      4,615,604      5,451,337
                                    -------------- --------------
      Gross profit                      2,590,185      2,064,112

Operating expenses
  Marketing and engineering             2,065,740      2,041,188
  General and administrative              445,732        396,257
                                    -------------- --------------
      Operating income                     78,713       (373,333)

Other income(expense)
   Interest income                          8,533         11,996
   Interest expense                        (2,796)             0
   Foreign exchange gains(losses)         (29,082)         9,317
   Other, net                              10,975         13,926
                                    -------------- --------------
                                          (12,370)        35,239
                                    -------------- --------------
Earnings from operations
   before Federal income tax               66,343       (338,094)

Federal income tax
   Current                                 66,094        (56,974)
   Deferred                                     0              0
                                    -------------- --------------
                                           66,094        (56,974)
                                    -------------- --------------
Net earnings                                  249       (281,120)
                                    ============== ==============
Net earnings per common share               $0.00         ($0.19)
                                    ============== ==============
Weighted average number of common
   shares outstanding                   1,451,992      1,453,459
                                    ============== ==============
Cash dividend per common share             $0.125         $0.125
                                    ============== ==============





The accompanying notes are an integral part of these statements.

                                       5 of 15

                                    PEERLESS MFG. CO.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                 For the three months ended
                                                                        September 30,
                                                                -----------------------------
                                                                     1997           1996
                                                                -------------- --------------
Cash flows from operating activities:
  Net earnings                                                           $249      ($281,120)
  Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities
         Depreciation and amortization                                 98,584         78,130
         Other                                                          3,843          9,462
         Changes in operating assets and liabilities
            Accounts receivable                                     4,068,543      1,146,023
            Inventories                                            (1,572,836)    (1,382,325)
            Cost and profit in excess of billings
                  on uncompleted contracts                            589,853      1,403,199
            Other current assets                                       72,897         93,180
            Other assets                                               11,943         72,924
            Accounts payable                                       (2,074,182)      (785,830)
            Billings in excess of costs and earnings
                  on uncompleted contracts                           (248,513)             0
            Commissions payable                                       (96,630)      (115,035)
            Accrued liabilities                                      (235,432)      (557,489)
                                                                -------------- --------------
                                                                      618,070        (37,761)
                                                                -------------- --------------
            Net cash provided by (used in) operating activities       618,319       (318,881)

Cash flows from investing activities
   Net sales (purchases) of short-term investments                     (1,737)
   Purchases of property and equipment                                (89,724)       (90,193)
   Proceeds from sale of property and equipment                        10,196              0
                                                                -------------- --------------
            Net cash provided by (used in) investing activities       (81,265)       (90,193)

Cash flows from financing activities
   Net change in short-term borrowings                                      0
   Dividends paid                                                    (181,499)      (181,843)
                                                                -------------- --------------
            Net cash used in financing activities                    (181,499)      (181,843)

Effect of exchange rate on cash and cash equivalents                   17,473        (10,518)
                                                                -------------- --------------
            Net increase (decrease) in cash and cash equivalents      373,028       (601,435)
Cash and cash equivalents at beginning of period                      772,553      2,082,329
                                                                -------------- --------------
Cash and cash equivalents at end period                            $1,145,581     $1,480,894
                                                                ============== ==============

The accompanying notes are an integral part of these statements.

                                                   6 of 15

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Peerless Mfg. Co. and its subsidiaries (the "Company") have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended September 30, 1997 and 1996, the Company's financial position at September 30, 1997 and June 30, 1997, and cash flows for the three months ended September 30, 1997 and 1996. These adjustments are of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therfore, these financial statements should be read in conjuction with the Company's 1997 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1997, audited financial statements.

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

3. The backlog of uncompleted orders and letters of intent at September 30 1997 was approximately $23,100,000 as compared to a September 30, 1996 backlog of $26,300,000. Of the $23,100,000 backlog at September 30, 1997, approximately 96% is scheduled to be completed in the current fiscal year.

4. The Company has a formal agreement with two banks for an aggregate of $7,500,000 continuing lines of credit, renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. As of September 30, 1997 and 1996, the Company had no loans outstanding.






                                    7 of 15

5. The Company consolidates the accounts of its wholly-owned foreign subsidiary, Peerless Europe Limited, it's wholly-owned foreign subsidiary, Peerless International N.V. and its wholly-owned foreign subsidiary, Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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










































                                  8 of 15

Item 2.   Management's discussion and analysis of financial
-------   -------------------------------------------------
          condition and results of operations.
          ------------------------------------

                             PEERLESS MFG. CO.


This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such statements are subject to inherent risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in market conditions, increased competition, or other factors. The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1997.


Capital Resources and Liquidity
-------------------------------
As a general policy, the Company maintains corporate liquidity at a level adequate to support existing operations and planned internal growth, and to allow continued operations through periods of unanticipated adversity.

Cash and equivalents increased $373,028 from June 30, 1997. Company operations provided $618,319 of cash during the three months ended September 30, 1997. Uses of cash for the three months ended September 30, 1997 included expenditures of $89,724 for fixed asset acquisitions and $181,499 for dividend payments.

As indicated, operations provided $618,319 of cash in the three months ended September 30, 1997. Funds provided by operations were primarily from decreases in accounts receivable of $4,068,543, cost and profit in excess of billings on uncompleted contracts of $589,853 and other assets, both current and non current, of $84,840. These sources of cash were offset by inventories of $1,572,836, accounts payable of $2,074,182, billings in excess of cost and earnings on uncompleted contracts of $248,513, commissions payable of $96,630 and accrued liabilities of $235,432.

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



                                  9 of 15

Changes - First Quarter of Fiscal 1998 vs. First Quarter 1997
----------------------------------------------------------------------


Results of                1st Qtr.
Operations               1998 vs.1997
----------------------------------------------------------------------

Sales                  $309,660 Decrease
                            4.1%

Sales for the three months ended September 30, 1997 compare unfavorably to sales for the three months ended September 30, 1996 by $309,660, or approximately 4%. The sales decrease is mainly attributable to customer imposed delays on completion and shipping of certain of the Company's separation products, packaged filtration and SCR units.



----------------------------------------------------------------------

Gross Profit            $526,073 Increase
                           25.5%

Gross profit for the three months ended September 30, 1997 compare favorably to gross profit for the three months ended September 30, 1996. Traditional products in the nuclear moisture separation and the oil and gas sectors were produced with higher margins than in the prior three month period ending September 30, 1996.



----------------------------------------------------------------------

Operating Expenses        $74,027 Increase
                             3.0%

Operating expenses for the three months ended September 30, 1997 increased $74,027, or approximately 3% from the three months ended September 30, 1996. This increase is primarily attributable to increased sales, general and administrative, and research and development expenses offset by reductions in commissions and engineering expenses.













                                 10 of 15

                          1st Qtr.
                         1998 vs.1997
----------------------------------------------------------------------

Other Income(Expense)    $47,609 Decrease

The decrease in other income (expenses) is largely reflective of a $28,000 foreign exchange loss in the first three months ended
September 30, 1997 vs a $9,000 foreign exchange gain in the first three months ended September 30, 1996.




----------------------------------------------------------------------

 Net Earnings (Loss)     $281,369 Decrease

The increase in net earnings for the three months ended September
30, 1997 reflect favorable cost advantages in cost of goods sold which increase gross margins for the current period when compared to the equivalent period in the preceding fiscal year.




































                                 11 of 15

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION



Item 1 -- Legal proceedings

     Reference is made to Form 10-K Annual Report, as amended,
     Item 3, Page 6, "Legal Proceedings" for the Fiscal year ended June 30, 1997. For the three months ended September 30, 1997 there were no new proceedings filed against the Company.



Item 9 -- Exhibits and Reports -- Form 8-K

     There were no reports on Form 8-K for the three months ended
     September 30, 1997.




































                                12 of 15

EXHIBITS:


3(a) The Company's Articles of Incorporation, as amended to date (filed as Exhibit 1 to the Company's Registration Statement on Form S-1, Registration No. 2-35767, and amended by the Company's December 12, 1990 Form 8 amending Exhibit 3(a) to the Company's Annual Report on Form 10-K dated June 30, 1990, and incorporated herein by reference).


3(b) The Company's Bylaws, as amended to date (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-
          K, dated June 30, 1997, and incorporated herein by reference).


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


10(e) Agreement, dated as of April 29, 1994 by and between Company and Sherrill Stone (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K dated June 30,
          1994 and incorporated herein by reference).









                              13 of 15

10(f)     Fifth Amended and Restated Loan Agreement, dated as of
          February 3, 1997, between NationsBank of Texas, N.A.
          and the Company (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).


10(g) Loan Agreement, dated as of March 7, 1997, by and between Texas Commerce Bank National Association and the Company (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).


10(h) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan, adopted by the Board of Directors December 31, 1995 and approved by the Shareholders of the Company November 21, 1996 (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K dated June 30, 1997 and incorporated herein by reference).


10(i)     Rights Agreement between Peerless Mfg. Co. and
          ChaseMellon Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed separately on May 22, 1997 and incorporated herein by reference).


21        Subsidiaries of the Company (filed as Exhibit 21 to the
          Company's Annual Report on Form 10-K dated June 30,
          1993, and incorporated herein by reference).


27        Financial Data Schedule.*


*Filed herewith


















                             14 of 15

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                PEERLESS MFG. CO.



Dated: November 14, 1997





     /s/ Sherrill Stone                 /s/ Kent J. Van Houten
     -------------------------          -------------------------
By:  Sherrill Stone                By:  Kent J. Van Houten
     Chairman, President and            Secretary - Treasurer and
     Chief Executive Officer            Chief Financial Officer


























                             15 of 15