Form 10-Q
period 1997-12-31
PEERLESS MANUFACTURING CO
filed 1998-02-17
CIK 76954

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D. C.  20549
                                   Form 10-Q

        (Mark One)
           x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         -----
                  SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1997

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         -----
                  THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    x     No
                                ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at February 17, 1998
-----------------------------       --------------------------------------------
Common stock, $1.00 par value                      1,454,492 Shares

                                  PEERLESS MFG. CO.

                                        INDEX



                                                                          Page
                                                                         Number
                                                                        --------
Part I:   Financial Information

          Condensed Consolidated Balance Sheets for the
          periods ended December 31, 1997 and June 30, 1997.             3 - 4

          Condensed Consolidated Statements of Earnings for the
          three and six months ended December 31, 1997 and 1996.           5

          Condensed Consolidated Statements of Cash Flows for
          the three months ended December 31, 1997 and 1996.               6

          Notes to the Condensed Consolidated Financial Statements.      7 - 8

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                           9 - 11


Part II:  Other Information                                             12 - 13

          Exhibits                                                      14 - 15

          Signatures                                                       16




























                                          2 of 16

                                    PART  I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                PEERLESS MFG. CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        December 31,     June 30,
                                                                       -------------- --------------
                                                                            1997           1997
                                                                       -------------- --------------
                                                                         (UNAUDITED)     (AUDITED)
Assets
Current assets
   Cash and cash equivalents                                              $1,990,064       $772,553
   Short term investments                                                    260,594        259,007
   Accounts receivable-principally trade-net of allowance for doubtful accounts of $351,867 at December 31, 1997 and $312,450 at
      June 30, 1997                                                        8,712,369      9,671,067
   Inventories
      Raw materials                                                        1,045,606      1,084,890
      Work in process                                                      2,581,521      1,586,213
      Finished goods                                                         235,643        322,752
   Costs and earnings in excess of billings on uncompleted contracts         402,259      1,871,817
   Deferred income taxes                                                     268,964        269,721
   Other                                                                     240,105        298,605
                                                                       -------------- --------------
      Total current assets                                                15,737,125     16,136,625

Property, plant and equipment-at Cost, less accumulated depreciation       1,578,125      1,527,856
Property held for investment-at Cost, less accumulated depreciation          856,920        888,383
Other assets                                                                 646,053        528,729
                                                                       -------------- --------------
                                                                         $18,818,223    $19,081,593
                                                                       ============== ==============


















The accompanying notes are an integral part of these statements.

                                                3 of 16

                                PEERLESS MFG. CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        December 31,     June 30,
                                                                       -------------- --------------
                                                                            1997           1997
                                                                       -------------- --------------
                                                                         (UNAUDITED)     (AUDITED)
Liabilities and Stockholders' Equity
Current liabilities
   Notes payable                                                          $1,550,000             $0
   Accounts payable-trade                                                  3,155,520      5,054,532
   Billings in excess of costs and earnings on uncompleted contracts          47,810        363,257
   Commissions payable                                                       861,239        779,474
   Accrued liabilities
      Compensation                                                           412,237        656,082
      Warranty                                                               273,641        406,903
      Other                                                                  509,153        291,953
                                                                       -------------- --------------
      Total current liabilities                                            6,809,600      7,552,201

Deferred income taxes                                                         99,962         99,962

Stockholders' equity
   Common stock-authorized 4,000,000 shares of $1 par value; issued and outstanding 1,451,992 shares at December 31, 1997 and
      1,451,992 at June 30, 1997                                           1,451,992      1,451,992
   Additional paid-in capital                                              2,535,221      2,535,221
   Unamortized value of restricted stock grants                              (36,939)       (44,625)
   Cumulative foreign currency translation adjustment                        (78,346)       (93,944)
   Retained earnings                                                       8,036,733      7,580,786
                                                                       -------------- --------------
                                                                          11,908,661     11,429,430
                                                                       -------------- --------------
                                                                         $18,818,223    $19,081,593
                                                                       ============== ==============


















The accompanying notes are an integral part of these statements.

                                                4 of 16

                                      PEERLESS MFG. CO.
                              CONDENSED STATEMENTS OF EARNINGS
                                         (UNAUDITED)


                                            Three Months Ended            Six Months Ended
                                               December 31,                 December 31,
                                      ----------------------------- -----------------------------
                                           1997           1996           1997           1996
                                      -------------- -------------- -------------- --------------
Revenue                                 $11,041,772     $9,761,204    $18,247,561    $17,276,653
Cost of goods sold                        7,278,267      6,776,655     11,893,871     12,227,992
                                      -------------- -------------- -------------- --------------
      Gross profit                        3,763,505      2,984,549      6,353,690      5,048,661

Operating expenses
  Marketing and engineering               2,137,871      2,211,180      4,203,610      4,252,368
  General and administrative                670,545        504,290      1,116,277        900,547
                                      -------------- -------------- -------------- --------------
      Operating income                      955,089        269,079      1,033,803       (104,254)

Other income(expense)
   Interest income                            6,871          5,598         15,404         17,594
   Interest expense                         (11,790)        (6,591)       (14,586)        (6,591)
   Foreign exchange gains(losses)           (21,902)       168,355        (50,984)       177,672
   Other, net                               (59,927)        (2,289)       (48,953)        11,637
                                      -------------- -------------- -------------- --------------
                                            (86,748)       165,073        (99,119)       200,312
                                      -------------- -------------- -------------- --------------
Earnings from operations
   before Federal income tax                868,341        434,152        934,684         96,058

Federal income tax
   Current                                  283,387         64,799        349,481          7,825
   Deferred                                 (51,126)             0        (51,126)             0
                                      -------------- -------------- -------------- --------------
                                            232,261         64,799        298,355          7,825
                                      -------------- -------------- -------------- --------------
Net earnings                                636,080        369,353        636,329         88,233
                                      ============== ============== ============== ==============

Basic and diluted earnings per share          $0.44          $0.25          $0.44          $0.06
                                      ============== ============== ============== ==============
Weighted average number of common
   shares outstanding                     1,451,992      1,454,742      1,451,992      1,454,101
                                      ============== ============== ============== ==============

Cash dividend per common share               $0.125         $0.125         $0.125         $0.125
                                      ============== ============== ============== ==============




The accompanying notes are an integral part of these statements.

                                             5 of 16

                                    PEERLESS MFG. CO.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                   For the six months ended
                                                                         December 31,
                                                                 -----------------------------
                                                                      1997           1996
                                                                 -------------- --------------
Cash flows from operating activities:
  Net earnings                                                        $636,329        $88,233
  Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities
         Depreciation and amortization                                 177,166        166,561
         Other                                                           7,686         24,725
         Changes in operating assets and liabilities
            Accounts receivable                                        958,698     (1,882,043)
            Inventories                                               (868,915)    (1,134,162)
            Cost and earnings in excess of billings
                  on uncompleted contracts                           1,469,558      1,403,199
            Other current assets                                        59,257        (90,308)
            Other assets                                              (116,371)        61,124
            Accounts payable                                        (1,898,972)         1,820
            Billings in excess of costs and earnings
                  on uncompleted contracts                            (315,447)        90,696
            Commissions payable                                         81,765        178,848
            Accrued liabilities                                         21,717       (498,388)
                                                                 -------------- --------------
                                                                      (423,858)    (1,677,928)
                                                                 -------------- --------------
            Net cash provided by (used in) operating activities        212,471     (1,589,695)

Cash flows from investing activities:
   Net sales (purchases) of short-term investments                      (1,587)        (2,291)
   Net sales (purchases) of property and equipment                    (195,972)      (336,531)
                                                                 -------------- --------------
            Net cash provided by (used in) investing activities       (197,559)      (338,822)

Cash flows from financing activities:
   Net change in short-term borrowings                               1,550,000        400,000
   Dividends paid                                                     (362,999)      (363,686)
                                                                 -------------- --------------
            Net cash used in financing activities                    1,187,001         36,314

Effect of exchange rate on cash and cash equivalents                    15,598        (49,295)
                                                                 -------------- --------------
            Net increase (decrease) in cash and cash equivalents     1,217,511     (1,941,498)

Cash and cash equivalents at beginning of period                       772,553      2,082,329
                                                                 -------------- --------------
Cash and cash equivalents at end period                             $1,990,064       $140,831
                                                                 ============== ==============

The accompanying notes are an integral part of these statements.

                                                    6 of 16

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Peerless Mfg. Co. and its subsidiaries (the "Company") have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 1997 and 1996, the Company's financial position at December 31, 1997 and June 30, 1997, and cash flows for the six months ended December 31, 1997 and 1996. These adjustments are of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report Form 10-K for the Fiscal year ended June 30, 1997 and the consolidated financial statements and notes thereto included in the Company's June 30, 1997, audited financial statements.

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

3. The backlog of uncompleted orders and letters of intent at December 31, 1997 was approximately $26,800,000 as compared to a December 31, 1996 backlog of $24,800,000. Of the $26,800,000 backlog at December 31, 1997, approximately 70% is scheduled to be completed in the current fiscal year.

4. The Company has a formal agreement with two banks for an aggregate of $7,500,000 continuing lines of credit, renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. As of December 31, 1997 and 1996, the Company had $1,550,000 and $400,000 in loans outstanding respectively against these lines of credit.





                            7 of 16

5. The Company consolidates the accounts of its wholly-owned foreign subsidiaries, Peerless Europe Limited, Peerless International N.V. and Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in the consolidation.




















































                                  8 of 16

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

Cash and equivalents increased $1,217,511 from June 30, 1997. Company operations provided $212,471 and proceeds from short-term borrowings provided $1,550,000, in anticipation of commitments for material purchases in January 1998. Uses of cash for the six months ended December 31, 1997 included expenditures of $197,559 for purchase of fixed assets and short-term investments and $362,999 for dividend payments.

As indicated in the preceding paragraph, cash flows from operating activities provided $212,471 of cash in the six months ended December 31, 1997. Funds provided by these operations were primarily from decreases in accounts receivable of $958,698, cost and earnings in excess of billings on uncompleted contracts of $1,469,558 and other current assets of $59,257, and increases in commissions payable and accrued liabilities of $81,765 and $21,717 respectively. These sources of cash were offset by uses of cash in inventories of $868,915, other assets of $116,371, accounts payable of $1,898,972 and billings in excess of cost and earnings on uncompleted contracts of $315,447.

The Company has historically and continues to finance plant expansion, equipment purchases, acquisitions and working capital requirements primarily through the retention of earnings, which is reflected by the absence of long-term debt in the Company's statement of financial position. In addition to retained earnings, the Company has from time to time used two short-term bank credit lines totaling $7,500,000 to supplement working capital. The Company has no material commitments for capital expenditures other than its established program of maintaining existing plant and equipment.


                                  9 of 16

REVENUE: Revenue increased 13% to $11,042,000 for the three months ended December 31, 1997 from $9,761,000 for the three months ended December 31, 1996. For the six month period, revenues increased 6% to $18,248,000 for the six months ended December 31, 1997 from $17,277,000 for the six months ended December 31, 1996. For both periods the increases were primarily the results of increased sales volumes to customers in Asia for filtration and separation products and increases in sales volumes recorded for nuclear steam dryers, commercial mist extractors, and various other marine products. These increases in both periods were partially offset by reduced sales of its SCR products for the three and six months ended December 31, 1997 compared to the three and six months ended December 31, 1996.


GROSS PROFIT: Gross profit increased 25% to $3,764,000 for the three months ended December 31, 1997 from $2,985,000 for the three months ended December 31, 1996. The increase in gross profit attributable to the increased volumes in sales revenue was approximately 50% of the $780,000 increase from the comparable three month period ending December 31, 1996. For the six month period, gross profit increased 26% to $6,354,000 for the six months ended December 31, 1997 from $5,049,000 for the six months ended December 31, 1996. The increase in gross profit attributable to the increased volumes in sales revenue was approximately 21% of the $1,305,000 increase from the comparable six month period ended December 31, 1996.

For the three and six month period, the balance of the increase in gross profits resulted in a change in the mix of products sold in Fiscal 1998 compared Fiscal 1997. Sales revenue on nuclear steam dryers and commercial mist extractors have a lower percentage cost of goods than the Company's traditional line of pressure vessels, allowing for increased gross profits as a percentage of revenues. As discussed above in the revenues section, the sales of nuclear steam dryers and commercial mist extractors increased for the three months and six months ended December 31, 1997 compared to the three months and six months ended December 31, 1996, resulting in increased gross profits.


OPERATING EXPENSES: Operating expenses increased 3% to $2,808,000 for the three months ended December 31, 1997 from $2,715,000 for the three months ended December 31, 1996. For the six months, operating expenses also increased 3% to $5,320,000 for the six months ended December 31, 1997 from $5,153,000 for the six months ended December 31, 1996. Marketing and engineering expenses declined slightly due to cost control measures implemented over the last 12 months. General and administrative expenses increased primarily due to various cost increases associated with increased sales volume and profits related to various accurals for profit sharing and compensation plans.




                                 10 of 16

OTHER INCOME/(EXPENSE): The Company recognized net other expense of $87,000 and $99,000 for the three and six months ending December 31, 1997 for interest, foreign exchange losses and the settlement of an employee issue. These expenses compare unfavorably to the $165,000 and $200,000 net other income associated primarily with the recording of foreign exchange gains for the three and six months period ending December 31, 1996.






YEAR 2000 ISSUE: The Company embarked on a program of upgrading its current computer system in 1996 and the Year 2000 Issue was addressed.

The Company has reviewed and continues to monitor its exposure to the SEC's Staff Legal Bulletin No. 5 regarding the Year 2000 Issue. The Company believes that the cost of addressing the Year 2000 Issue will not be material or create uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial condition. Further, the Company believes that any cost or any consequences of incomplete or untimely resolution of any Year 2000 Issues will not represent a known material event or uncertainty that is reasonably expected to affect the Company's future financial results, or cause the Company's reported financial information not to be necessarily indicative of future operating results or future financial condition.


SOUTHEAST ASIA: The Company does not anticipate any material affect on the demand for its products in Southeast Asia as a result of the current financial crisis there. Oil and gas products in the area contribute hard currency and are still being scheduled. Secondary projects financed in local currencies are expected to experience some delays. The Company is hopeful also that demand for its products in Mexico and South America could offset the potential for reduced opportunities in Southeast Asia.


RESTRUCTURING: At the Annual Shareholders Meeting conducted November 20, 1997, Mr. Stone, Chairman and Chief Executive Officer of the Company, announced its organizational restructuring and reorganization of its two separation and filtration units into one combined group. The restructuring and reorganization was designed to lower costs of goods and improve
on time delivery of product.   The restructuring is complete and
the Company continues to audit this progress.








                             11 of 16

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


Item 4. -- Submission of Matters to a vote of Security Holders
--------------------------------------------------------------
     On November 21, 1997 the Company held its Annual Meeting of Shareholders of Peerless Mfg. Co. The meeting involved the re-election of Mr. Sherrill Stone, Mr. Donald A. Sillers, Jr., Mr David D. Battershell, Mr. Bernard S. Lee and Mr. Joseph V. Mariner, Jr. as Directors of the Company to a classified board. The Directors were elected to serve in their respective successor capacity as follows:

     David D. Battershell - Class I Director - Term to expire at the 1998 Annual Shareholders Meeting. Mr. Battershell had
     1,284,040 votes cast for, 83,020 shares withheld from voting for and no broker non-votes.

     Bernard S. Lee - Class II Director - Term to expire at the
     1999 Annual Shareholders Meeting. Mr. Lee had 1,284,440 votes cast for, 82,620 shares withheld from voting for and no broker non-votes.

     Joseph V. Mariner, Jr. - Class II Director - Term to expire at the 1999 Annual Shareholders Meeting. Mr. Mariner had
     1,221,590 shares cast for, 145,470 shares withheld from voting for and no broker non-votes.

     Sherrill Stone - Class III Director - Term to expire at the
     2000 Annual Shareholders Meeting. Mr. Stone had 1,220,133 shares cast for, 146,927 shares withheld from voting for and no broker non-votes.

     Donald A. Sillers, Jr. - Class III Director - Term to expire at the 2000 Annual Shareholders Meeting. Mr. Sillers had
     1,220,140 shares cast for, 146,920 shares withheld from voting for and no broker non-votes.

     An additional matter voted upon at the meeting was to amend the Company s Articles of Incorporation to authorize 1,000,000 shares of blank check preferred stock. The results of voting were 601,760 shares cast for, 420,242 shares cast against, 14,005 shares abstained and 331,053 broker non-votes. The proposal was not approved.

                                 12 of 16

     Another matter voted upon at the meeting was to amend the Company s Articles of Incorporation to authorize an additional 6,000,000 shares of the Common Stock. The results of voting were 1,127,805 shares cast for, 232,055 shares cast against, 7,200 shares abstained and no broker non-votes. The proposal was approved.


Item 6 -- Exhibits and Reports -- Form 8-K
------------------------------------------
     There were no reports on Form 8-K for the three months ended
     December 31, 1997.














































                             13 of 16

EXHIBITS:


3(a) The Company's Articles of Incorporation, as amended to date.*


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











                              14 of 16

10(f)     Sixth Amended and Restated Loan Agreement, dated as of
          January 12, 1998, between NationsBank of Texas, N.A.
          and the Company.*


10(g)     Amended and Restated Loan Agreement, dated as of
          January 12, 1998, by and between Texas Commerce Bank
          National Association and the Company.*


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
























                             15 of 16

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                PEERLESS MFG. CO.



Dated: February 17, 1998





     /s/ Sherrill Stone                 /s/ Kent J. Van Houten
     -----------------------            -------------------------
By:  Sherrill Stone                By:  Kent J. Van Houten
     Chairman, President and            Secretary - Treasurer and
     Chief Executive Officer            Chief Financial Officer
























                             16 of 16