Form 10-Q
period 1998-03-31
PEERLESS MANUFACTURING CO
filed 1998-05-15
CIK 76954

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D. C.  20549
                                     Form 10-Q

        (Mark One)
           x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         ------
                  SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1998

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ------
                  THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

-------------------------------------------------------------------------------
                           Commission File Number 0-5214
                                 PEERLESS MFG. CO.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


         Texas                                                 75-0724417
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           identification No.)


2819 Walnut Hill Lane      Dallas, Texas                         75229
P. O. Box 540667           Dallas, Texas                         75354
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code    (214) 357-6181


           None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last repor


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    x     No
                                ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at May 15, 1998
-----------------------------            -----------------------------------
Common stock, $1.00 par value                      1,457,492 Shares

                               PEERLESS MFG. CO.

                                    INDEX



                                                                        Page
                                                                       Number
                                                                    -----------
Part I:   Financial Information

          Item 1: Consolidated Financial Statements

             Condensed Consolidated Balance Sheets for the
             periods ended March 31, 1998 and June 30, 1997.            3-4

             Condensed Consolidated Statements of Earnings for the
             three and nine months ended March 31, 1998 and 1997.        5

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended March 31, 1998 and 1997.              6

             Notes to the Condensed Consolidated Financial Statement   7 - 8

          Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                       9 - 12


Part II:  Other Information                                             13

            Exhibits                                                  14 - 15

            Signatures                                                  16

























                                      2 of 15

                                    PART  I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                PEERLESS MFG. CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,       June 30,
                                                                          -----------------------------
                                                                               1998           1997
                                                                          -------------- --------------
                                                                           (UNAUDITED)     (AUDITED)
Assets
Current assets
   Cash and cash equivalents                                                   $539,506       $772,553
   Short term investments                                                       267,844        259,007
   Accounts receivable-principally trade-net of allowance for doubtful accounts of $374,591 at March 31, 1998 and $312,450 at
      June 30, 1997                                                           9,803,758      9,671,067
   Inventories
      Raw materials                                                           1,066,460      1,084,890
      Work in process                                                         2,570,726      1,586,213
      Finished goods                                                            265,546        322,752
   Costs and earnings in excess of billings on uncompleted contracts            313,349      1,871,817
   Deferred income taxes                                                        270,096        269,721
   Other                                                                        197,149        298,605
                                                                          -------------- --------------
      Total current assets                                                   15,294,434     16,136,625

Property, plant and equipment-at Cost, less accumulated depreciation          1,535,888      1,527,856
Property held for investment-at Cost, less accumulated depreciation             841,185        888,383
Other assets                                                                    701,176        528,729
                                                                          -------------- --------------
                                                                            $18,372,683    $19,081,593
                                                                          ============== ==============

















The accompanying notes are an integral part of these statements.

                                                         3 of 16

                                PEERLESS MFG. CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,       June 30,
                                                                          -----------------------------
                                                                               1998           1997
                                                                          -------------- --------------
                                                                           (UNAUDITED)     (AUDITED)
Liabilities and Stockholders' Equity
Current liabilities
   Notes payable                                                                     $0             $0
   Accounts payable-trade                                                     3,163,387      5,054,532
   Billings in excess of costs and earnings on uncompleted contracts             18,858        363,257
   Commissions payable                                                          982,265        779,474
   Accrued liabilities
      Compensation                                                              619,173        656,082
      Warranty                                                                  390,133        406,903
      Other                                                                     966,698        291,953
                                                                          -------------- --------------
      Total current liabilities                                               6,140,514      7,552,201

Deferred income taxes                                                            99,962         99,962

Stockholders' equity
   Common stock-authorized 10,000,000 shares of $1 par value; issued and outstanding, 1,457,492 shares at March 31, 1998 and authorized
      4,000,000 shares; issued and outstanding 1,451,992 at June 30, 1997     1,457,492      1,451,992
   Additional paid-in capital                                                 2,584,721      2,535,221
   Unamortized value of restricted stock grants                                 (61,074)       (44,625)
   Cumulative foreign currency translation adjustment                           (86,750)       (93,944)
   Retained earnings                                                          8,237,818      7,580,786
                                                                          -------------- --------------
                                                                             12,132,207     11,429,430
                                                                          -------------- --------------
                                                                            $18,372,683    $19,081,593
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

                                                         4 of 16

                                       PEERLESS MFG. CO.
                               CONDENSED STATEMENTS OF EARNINGS
                                          (UNAUDITED)


                                           Three Months Ended            Nine Months Ended
                                               March 31,                     March 31,
                                     ----------------------------- -----------------------------
                                          1998           1997           1998           1997
                                     -------------- -------------- -------------- --------------
Revenue                                $10,419,822    $14,826,299    $28,667,383    $32,102,952
Cost of goods sold                       6,765,114     11,446,432     18,658,985     23,674,424
                                     -------------- -------------- -------------- --------------
      Gross profit                       3,654,708      3,379,867     10,008,398      8,428,528

Operating expenses
  Marketing and engineering              2,208,071      2,705,972      6,411,681      6,958,340
  General and administrative               544,386        486,248      1,660,663      1,386,795
                                     -------------- -------------- -------------- --------------
      Operating income                     902,251        187,647      1,936,054         83,393

Other income(expense)
   Interest income                           6,158          3,670         21,562         21,264
   Interest expense                         (9,503)       (14,936)       (24,089)       (21,527)
   Foreign exchange gains(losses)           (6,357)       (60,537)       (57,341)       117,135
   Other, net                               (9,178)        (2,585)       (58,131)         9,052
                                     -------------- -------------- -------------- --------------
                                           (18,880)       (74,388)      (117,999)       125,924
                                     -------------- -------------- -------------- --------------
Earnings from operations
   before Federal income tax               883,371        113,259      1,818,055        209,317

Federal income tax
   Current                                 349,747         35,370        699,228         43,195
   Deferred                                (31,582)                      (82,708)             0
                                     -------------- -------------- -------------- --------------
                                           318,165         35,370        616,520         43,195
                                     -------------- -------------- -------------- --------------
Net earnings                               565,206         77,889      1,201,535        166,122
                                     ============== ============== ============== ==============

Basic and diluted earnings per share         $0.39          $0.05          $0.83          $0.11
                                     ============== ============== ============== ==============
Weighted average number of common
   shares outstanding                    1,455,698      1,455,298      1,453,209      1,454,494
                                     ============== ============== ============== ==============

Cash dividend per common share              $0.125         $0.125         $0.125         $0.125
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

                                                          5 of 16

                                    PEERLESS MFG. CO.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                   For the nine months ended
                                                                           March 31,
                                                                 -----------------------------
                                                                      1998           1997
                                                                 -------------- --------------
Cash flows from operating activities
  Net earnings                                                      $1,201,535       $166,122
  Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities
         Depreciation and amortization                                 271,151        244,305
         Other                                                          15,426         39,988
         Changes in operating assets and liabilities
            Accounts receivable                                       (132,691)    (2,846,228)
            Inventories                                               (908,877)    (1,327,394)
            Cost and earnings in excess of billings
                  on uncompleted contracts                           1,558,468      1,039,066
            Other current assets                                       101,081        (33,992)
            Other assets                                              (182,746)        49,126
            Accounts payable                                        (1,891,119)     1,380,651
            Billings in excess of costs and earnings
                  on uncompleted contracts                            (344,399)        64,350
            Commissions payable                                        202,791        377,525
            Accrued liabilities                                        620,503       (554,571)
                                                                 -------------- --------------
                                                                      (690,412)    (1,567,174)
                                                                 -------------- --------------
            Net cash provided by (used in) operating activities        511,123     (1,401,052)

Cash flows from investing activities:
   Net sales (purchases) of short-term investments                      (8,837)       (52,852)
   Net sales (purchases) of property and equipment                    (222,115)      (480,741)
                                                                 -------------- --------------
            Net cash provided by (used in) investing activities       (230,952)      (533,593)

Cash flows from financing activities:
   Net change in short-term borrowings                                       0      1,145,550
   Proceeds from issuance of common stock                               24,524              0
   Dividends paid                                                     (544,935)      (545,529)
                                                                 -------------- --------------
            Net cash provided by (used in) financing activities       (520,412)       600,021
Effect of exchange rate on cash and cash equivalents                     7,194        (89,285)
                                                                 -------------- --------------
            Net increase (decrease) in cash and cash equivalents      (233,047)    (1,423,909)
Cash and cash equivalents at beginning of period                       772,553      2,082,329
                                                                 -------------- --------------
Cash and cash equivalents at end period                               $539,506       $658,420
                                                                 ============== ==============

The accompanying notes are an integral part of these statements.

                                                   6 of 16

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Peerless Mfg. Co. and its subsidiaries (the "Company") have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 1998 and 1997, the Company's financial position at March 31, 1998 and June 30, 1997, and cash flows for the nine months ended March 31, 1998 and 1997. These adjustments are of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

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

3. The backlog of uncompleted orders and letters of intent at March 31, 1998 was approximately $29,000,000 as compared to a March 31, 1997 backlog of $22,200,000. Of the $29,000,000 backlog at March 31, 1998, approximately 55% is scheduled to be completed in the current fiscal year.

4. The Company has a formal agreement with two banks for an aggregate of $7,500,000 continuing lines of credit, renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. The Company had no loans outstanding under these lines at March 31, 1998, and $1,145,550 outstanding at March 31, 1997.




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

Cash and equivalents decreased by $233,047 from June 30, 1997. Company operations provided $511,123 and proceeds from issuance of common stock provided $24,524 for the nine month period ending March 31, 1998. Uses of cash for the nine months ended March 31, 1998 included expenditures of $230,952 for purchase of fixed assets and short-term investments and $544,935 for dividend payments.

As indicated in the preceding paragraph, cash flows from operating activities provided $511,123 of cash in the nine months ended March 31, 1998 when compared to uses of $1,401,052 for the nine months ended March 31, 1997.

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




                            9 of 16

REVENUE: Revenue decreased 30% to $10,420,000 for the three months ended March 31, 1998 when compared to $14,826,000 for the three months ended March 31, 1997. For the nine month period, revenues decreased 11% to $28,667,000 for the nine months ended March 31, 1998 when compared to $32,103,000 for the nine months ended March 31, 1997. For both periods, the decreases resulted primarily from a significant $5,000,000 shipment of environmental equipment to an international customer in the third quarter ending March 31, 1997. This decrease was slightly offset by increased sales volumes to customers for the Company's filtration and separation products.


GROSS PROFIT: Gross profit increased 8% to $3,655,000 for the three months ended March 31, 1998 when compared to $3,380,000 for the three months ended March 31, 1997. The increase in gross profits is primarily attributable to increased sales recorded for engineering service projects which carry a greater gross profit margin than the standard or regular custom engineered and fabricated products sold by the Company. For the nine month period, gross profit increased 19% to $10,008,000 for the nine months ended March 31, 1998 from $8,429,000 for the nine months ended March 31, 1997.

For the three and nine month period, a change in the mix of products sold in Fiscal 1998 compared to Fiscal 1997 also contributed to the increase in gross profits. Sales revenue on engineering services, nuclear steam dryers and commercial mist extractors have a lower percentage cost of goods than the Company's traditional line of pressure vessels, allowing for increased gross profits as a percentage of revenues. For the nine months ended March 31, 1998, percentage of revenue generated from engineering services and sales of nuclear steam dryers and commercial mist extractors increased as compared to the nine months ended March 31, 1997.


OPERATING EXPENSES: Operating expenses decreased 14% from $3,192,000 for the three months ended March 31, 1997 to $2,752,000 for the three months ended March 31, 1998. Operating expenses also decreased 3% from $8,345,000 for the nine months ended March 31, 1997 to $8,072,000 for the nine months ended March 31, 1998. The declines in both periods reflect the decrease in commissions and engineering expenses associated with the $5,000,000 shipment of environmental equipment shipped to an international customer recorded in the third quarter ended March 31, 1997. General and administrative expenses increased primarily due to various cost increases associated with increased profits, and various accruals for profit sharing and compensation plans.







                            10 of 16

OTHER INCOME/(EXPENSE): The Company recognized net other expense of $19,000 and $118,000 for the three and nine months ending March 31, 1998 for interest, foreign exchange losses and the settlement of an employee issue in the nine month period. These expenses compare favorably to the $74,000 other expense for the three months ended March 31, 1997 and unfavorably to the $126,000 other income for the nine months ended March 31, 1997. Foreign exchange loss of $6,000 for the three month period ending March 31, 1998 compare favorably to the foreign exchange loss of $61,000 for the three month period ending March 31, 1997. For the nine month period, foreign exchange losses of $57,000 compare unfavorably to the foreign exchange gain of $117,000 for the nine month period ending March 31, 1997.



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


SOUTHEAST ASIA: The Company does not anticipate any material affect on the demand for its products in Southeast Asia as a result of the current financial crisis there. Oil and gas products in the area contribute hard currency and currently continue to be scheduled. Secondary projects financed in local currencies are expected to experience some delays. The Company is hopeful that demand for its products in Mexico and South America may offset the potential for reduced opportunities in Southeast Asia. However, there can be no assurances that the Company's results of operations will not be materially and adversely affected by the Asian financial situation.











                            11 of 16

RESTRUCTURING: At the Annual Shareholders Meeting conducted November 20, 1997, Mr. Stone, Chairman and Chief Executive Officer of the Company, announced its organizational restructuring and reorganization of its two separation and filtration units into one combined group. The restructuring and reorganization was designed to lower costs of goods and improve
on time delivery of product.   The restructuring is complete and
the Company continues to audit the results of this process.

















































                            12 of 16

                        PEERLESS MFG. CO.

                             PART II

                        OTHER INFORMATION


Item 1 -- Legal proceedings
---------------------------
     Reference is made to Form 10-K Annual Report, as amended,
     Item 3, Page 6, "Legal Proceedings" for the Fiscal year ended June 30, 1997. For the three months ended March 31, 1998 there were no new proceedings filed against the Company.



Item 6 -- Exhibits and Reports -- Form 8-K
------------------------------------------
     There were no reports on Form 8-K for the three months ended
     March 31, 1998.





































                            13 of 16

EXHIBITS:

          References to the Company's SEC File Number 0-05214.

3(a) The Company's Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to the Company's Quarterly
          Report on Form 10-Q, dated December 31, 1997, and incorporated herein by reference).


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










                            14 of 16

10(f)     Sixth Amended and Restated Loan Agreement, dated as of
          January 12, 1998, between NationsBank of Texas, N.A.
          and the Company (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q, dated December
          31, 1997, and incorporated herein by reference).


10(g) Amended and Restated Loan Agreement, dated as of January 12, 1998, by and between Texas Commerce Bank National Association and the Company (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q, dated December 31, 1997, and incorporated herein by reference).


10(h) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan, adopted by the Board of Directors December 31, 1995 and approved by the Shareholders of the Company November 21, 1996 (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K dated June 30, 1997 and incorporated herein by reference).


10(i)     Rights Agreement between Peerless Mfg. Co. and
          ChaseMellon Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A
          (File No. 0-05214) and incorporated herein by reference).


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



Dated: May 15, 1998





     /s/ Sherrill Stone                 /s/ Kent J. Van Houten
     -----------------------            -------------------------
By:  Sherrill Stone                By:  Kent J. Van Houten
     Chairman, President and            Secretary - Treasurer and
     Chief Executive Officer            Chief Financial Officer

























                            16 of 16