Form 10-K
period 1998-06-30
PEERLESS MANUFACTURING CO
filed 1998-09-28
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
  (Mark One)
  x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 1998
                                     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to ________

                       Commission File Number 0-5214
                             PEERLESS MFG. CO.

           (Exact name of registrant as specified in its charter)
                   Texas                          75-0724417
      (State or Other Jurisdiction of           (IRS Employer
      Incorporation or Organization)          Identification No.)

   2819 Walnut Hill Lane, Dallas, Texas             75229
 (Address of Principal Executive Offices)         (Zip Code)

 Registrant's telephone number, including area code:  (214) 357-6181

  Securities registered pursuant to Section 12(g) of the Act:

      Title of each class        Name of Each Exchange on Which Registered
 Common Stock, par value $1.00   The Nasdaq Stock Market's National Market

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
  (2) has been subject to such filing  requirements for the past 90  days.
  Yes  x  No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

  At September 18, 1998, Peerless Mfg. Co. had 1,457,492 shares of common stock, $1.00 par value outstanding. The Company estimates that the aggregate market value of the common stock on September 18, 1998 (based upon the closing price of these shares on Nasdaq) held by non-affiliates was approximately $17,300,000.

                    DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on or about November 25, 1998 (to be filed) are incorporated by reference into Part III of this Form 10-K.

                            TABLE OF CONTENTS

  Item                                                          Page

  PART I

       1    Business..............................................2

       2    Properties............................................6

       3    Legal Proceedings.....................................6

       4    Submission of Matters to a Vote
              of Security Holders ................................6

  PART II

       5    Market for Registrant's Common Equity and
              Related Stockholder Matters ........................7

       6    Selected Financial Data...............................8

       7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................8

       8    Financial Statements and Supplementary Data..........15

       9    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ............36

  PART III

       10   Directors and Executive Officers of
              the Registrant ....................................36

       11   Executive Compensation...............................36

       12   Security Ownership of Certain Beneficial
              Owners and Management .............................36

       13   Certain Relationships and Related
              Transactions ......................................36

  PART IV

       14   Exhibits, Financial Statement Schedule,
              and Reports on Form 8-K ...........................37

                                     PART I

  ITEM 1.   BUSINESS.

       Peerless Mfg. Co. (the "Company" or "Registrant") was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. The Company has wholly-owned subsidiaries in the Netherlands, the United Kingdom and Barbados.

  Products and Operations

       The Company is engaged in the business of designing, engineering, manufacturing and selling highly specialized products, referred to as "separators" or "filters," which are used for a variety of purposes in cleaning gases and liquids as they move through a piping system. The Company packages these products on skids complete with instruments, controls and related valves and piping. These products are used primarily to remove solid and liquid contaminants from natural gas, and salt water aerosols from the combustion intake air of ship board gas turbine and diesel engines.

       The Company also designs, engineers, manufactures and sells specialized products known as "pulsation dampeners," which are used primarily to reduce or eliminate vibrations caused by acoustical pulsations commonly found in piping connected to reciprocating compressors. Pulsation dampeners reduce noise levels, improve efficiency and prolong the life of piping systems.

       The Company's products are also used as components in selective catalytic reduction systems. Selective catalytic reduction equipment is used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as gasoline, natural gas and oil. Additionally, the Company sells gas odorization equipment, quick-opening closures, parts for its products and other miscellaneous items and renders certain engineering services.

       Although the Company manufactures and stocks a limited number of items of equipment for immediate delivery, the vast majority of its products are designed and constructed for specific customer requirements or specifications. In certain cases, the Company's products and components are designed by the Company but produced by subcontractors under Company supervision.

       The Company markets its products worldwide through manufacturers' representatives, who sell on a commission basis under the general direction of an officer of the Company. The Company also sells products directly to customers.

  Customers and Export Sales

       Gas separators and filters are sold to gas producers and gas gathering, transmission and distribution companies, and to chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines, and to manufacturers of compressors, turbines and nuclear and conventional steam generating equipment. Marine separation/filtration systems are sold primarily to ship builders. Pulsation dampeners are purchased by customers in the same industries as purchasers of separators and filters (except ship builders and steam generating equipment manufacturers). Selective catalytic reduction equipment is sold to gas turbine operators, refineries and others who desire or may be required to reduce nitrogen oxide (NOx) emissions.

       The Company is not dependent upon any single customer or group of customers. The custom-designed nature of the Company's business and the nature of the products cause year to year variance in its major customers. No customer accounted for 10% or more of Company revenues during fiscal years 1998 and 1996. During fiscal 1997, one customer accounted for 12% of revenues.

       Sales to international customers have been a part of the Company's business for more than forty years. During fiscal 1998, foreign sales amounted to $27 million, or 63% of total consolidated revenue. Sales in Asia were approximately $7 million, or 17% of and $11 million, or 27% of net sales in fiscal 1998 and 1997 respectively. The custom-designed and project-specific nature of its products enables the Company to sell to any geographic region. Please see Note J of the Notes to Consolidated Financial Statements for a breakdown of the Company's international sales by geographic area during fiscal 1998 and 1997.

       The Company's international sales involve certain risks. Foreign purchasers may default in the payment of amounts due, causing collection on an international account to be more difficult than for a domestic account. Foreign exchange rates may fluctuate adversely affecting the Company and the U.S. and/or foreign governments may impose regulatory burdens upon exports and imports of the Company's products. The Company also incurs greater expenses on foreign sales because of added selling expenses incurred in other countries. To date, the Company has not incurred substantial expenses related to these risks.

       The Company has reduced its credit and collection risks because a substantial part of foreign sales are made to large, well-established international companies and/or to international operations of domestic companies. When sales are made to smaller international enterprises, the Company generally requires progress payments or an appropriate guarantee of payment, such as a letter of credit from a banking institution. The Company attempts to minimize the risks of fluctuating currency exchange rates by requiring payment in U.S. dollars (or in the functional currency of its foreign subsidiaries) for most of its foreign product sales. The Company hedges against substantial exposures that it may have to currency fluctuations.

  Backlog

       The Company's backlog of incomplete orders at June 30, 1998 was approximately $22 million compared to approximately $20 million at June 30, 1997. Backlog has been calculated under the Company's normal practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled.

  Competition

       There are many competitors, both larger and smaller than the Company, in the manufacturing and selling of separators, filters and pulsation dampeners. Management believes that performance, reliability and warranty service are the prime competitive factors in the Company's markets. The Company believes that it strongly competes in these areas and has become a world leader in sales of custom-built separators, filters and pulsation dampeners.

  Patents, Licenses and Product Development

       The Company considers itself to be a world leader in the technology required to design and apply its high efficiency vapor/liquid separation and filtration equipment. The Company believes that it is also a leader in the design, manufacture and application of high efficiency pulsation dampeners for reciprocating compressors, and in the production of selective catalytic reduction component equipment. The Company's expenditures for new product development and improvements were approximately $580,000 in fiscal 1998 and $554,000 in fiscal 1997. The Company expects product development expenditures to be approximately $500,000 in fiscal 1999.

       The Company has existing patents and patent applications pending on some of its products and processes that are important to its business. These include patents on vane designs, separator profiles, marine/separator filtration systems and pressure testing capabilities. In addition, most of the Company's products are proprietary and are sold utilizing the Company's proven technology and knowledge of the applications. However, other companies are marketing competitive products that may not infringe upon the Company's patents and there can be no assurance that other companies won't sell products similar to the Company's proprietary products.

       In 1992, the Company shifted its emphasis from licensing its foreign sales to a strategy of focusing on direct international marketing through its Singapore sales branch and European subsidiaries, Peerless Europe B.V. and Peerless Europe Ltd. The Company also derives royalty income from license arrangements in France and England and engineering fees on certain projects. Royalty and engineering fee revenues, which are included in net sales, were $1,828,000 in fiscal 1998 and $359,000 in fiscal 1997.

  Employees

       At  June  30,   1998,  the   Company  and   its  subsidiaries   had
  approximately 175 employees.

  Raw Materials

       The Company purchases raw materials and component parts essential to its business from established sources and has not experienced any unusual problems in purchasing required materials and parts. The Company believes that raw materials and component parts will be available in sufficient quantities to meet anticipated demand. However, there can be no assurance that the Company will continue to find its raw materials in quantities or at prices satisfactory to the Company.

  Environmental Regulation

       The Company does not believe that its compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or the competitive position of the Company. The Company's manufacturing processes do not emit substantial foreign substances into the environment. Regulations related to nitrogen oxide (NOx) emissions have in the past resulted in increased sales of the Company's component parts for selective catalytic reduction equipment.

  Market Risk

       Although the Company generally requires payment in U.S. dollars on its international projects, the Company sometimes conducts business in foreign currencies and is subject to foreign currency exchange rate risk on cash flows related to such transactions. The Company makes very limited use of currency exchange contracts to reduce the risk of adverse foreign currency movements related to certain foreign currency transactions. Exposure from market rate fluctuations related to these contracts is not material.

  Executive Officers of the Company

       The executive officers of the Company on September 23, 1998 are listed below. Each of these officers has been employed by the Company for at least five years in the same position or a similar capacity, except as noted:

          Name and Age             Position

          Sherrill Stone, 61       Chairman of the Board,
                                   President and Chief
                                   Executive Officer (1)

          G. D. Cornwell, 54       Sr. Vice President (2)


          Paul W. Willey, 60       Chief Financial Officer,
                                   Treasurer and Secretary (3)

          Edward Perry, 60         Sr. Vice President (4)


          Kent J. Van Houten, 44   Comptroller (5)

          Ken Fewel, 45            Vice President (6)

          Ray Muzyka, 60           Vice President (7)

  ____________________

  (1) Mr. Stone is responsible for formulation of corporate policy, investment and new business opportunities. Mr. Stone assumed the duties of Chairman of the Board and Chief Executive Officer of the Company on March 31, 1993.

  (2)  Mr.  Cornwell   is  responsible   for  sales,   manufacturing   and
       engineering.

  (3) Mr. Willey is responsible for financial administration and has been employed by the Company since March 25, 1998. He was Treasurer of Dresser Industries, Inc. from 1983 to 1997.

  (4)  Mr. Perry is responsible for the general administrative functions.

  (5) Mr. Van Houten is responsible for accounting operations, and has been employed by the company since May 22, 1995. He was Manager of Financial Accounting at The Austin Company from 1987 to 1994.

  (6)  Mr.  Fewel  is  responsible   for  the  research  and   development
       activities.

  (7)  Mr. Muzyka is responsible for the sales effort.

  ITEM 2.   PROPERTIES.

       The Company owns its principal executive offices located in Dallas, Texas, which include office, warehouse and manufacturing facilities. Approximately 4,000 square feet of space is used for executive and sales offices, 3,600 square feet used for research and development and 20,000 square feet of a 40,000 square foot building located on the same site is used for administrative, engineering and drafting offices. The remaining portion of this building and another 80,000 square feet for a manufacturing facility are leased to third parties. The Company owns approximately 21,600 additional square feet of manufacturing facilities in Denton, Texas, and approximately 29,000 square feet of manufacturing facilities in Carrollton, Texas. The Company believes that its office and manufacturing facilities are adequate and suitable for its present requirements. Future needs can be met by building manufacturing facilities at the Denton, Texas location, where space is available for expansion.

  ITEM 3.   LEGAL PROCEEDINGS.

       The Company is involved in various legal proceedings arising in the ordinary course of business that are not material to the Company's financial condition.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                               PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
            MATTERS.

       The Company's Common Stock is listed on the Nasdaq Stock Market's National Market under the symbol PMFG. The Company's Board of Directors reviews the financial position of the Company periodically to determine the advisability of paying dividends. The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for the Company's Common Stock as reported by Nasdaq Stock Market's National Market and cash dividends paid per share.


     Quarter Ended:                 Closing Bid     Cash Dividends
                                     Prices
                                  High      Low        Per Share
                                 ------    -----       ---------
     Fiscal 1997
     September 30, 1996         $13-3/4    $9-1/4        $.125
     December 31, 1996           14-7/8    11-5/8         .125
     March 31, 1997              13-1/4     9-1/2         .125
     June 30, 1997               11         9-1/8         .125

     Fiscal 1998
     September 30, 1997         $15-1/2   $12            $.125
     December 31, 1997           13-5/8     9-7/8         .125
     March 31, 1998              12-1/2    10-1/8         .125
     June 30, 1998               13-1/2    11-3/8         .125


       There were  197 record  holders of  the Company's  Common Stock  on
  August  14,  1998.    The  Company  estimates  that  approximately   700
  additional shareholders own shares in broker names.

  ITEM 6.   SELECTED FINANCIAL DATA

       The following selected financial data should be read in conjunction with Consolidated Financial Statements and related Notes included in this report.

                                            Year ended June 30

                       1998        1997        1996        1995        1994
                    ----------  ----------  ----------  ----------  ----------

Net sales          $43,455,136 $41,486,492 $33,643,998 $32,089,132 $25,567,560

Gross profit        15,239,806  11,525,289  10,213,237  10,583,128   9,038,606

Earnings before      3,522,138     537,996   1,182,148   1,908,661   1,227,959
income taxes

Net earnings        $2,449,561    $537,416    $789,721  $1,226,246    $780,275
                     =========     =======     =======   =========     =======
Earnings per
common share- basic      $1.68        $.37        $.55        $.85        $.54
and diluted              =====        ====        ====        ====        ====

Total assets       $23,756,221 $19,046,720 $18,191,426 $17,156,055 $18,022,466
                    ==========  ==========  ==========  ==========  ==========

Long-term                ---         ---         ---         ---         ---
obligations

Cash dividend per
common share       $       .50 $       .50 $       .50 $       .50  $      .50
                    ==========  ==========  ==========  ==========  ==========




  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity And Capital Resources

       The Company believes that it maintains corporate liquidity adequate to support existing operations and planned growth, as well as continue operations during reasonable periods of unanticipated adversity.
  Management directs additional resources to strategic new product development, market expansion and continuing improvement of existing products to enhance the Company's position as a market leader and to promote planned internal growth and profitability.

       The Company has historically financed and continues to finance working capital requirements, expansion, equipment purchases or acquisitions primarily through the retention of earnings, which is reflected by the absence of long-term debt on the Company's consolidated balance sheet. In addition to retained earnings, the Company has used short term bank credit lines of $7,500,000 to supplement working capital. The Company believes that these sources will be sufficient to satisfy its needs in the foreseeable future. During fiscal 1998 and fiscal 1997, it was necessary for the Company to use its short-term bank credit lines in order to finance a temporary shortfall in working capital. At June 30, 1998, the Company had $200,000 outstanding under its credit lines. The Company pays an annual commitment fee of 0.25% of the unused balance under the credit lines. The Company has no material commitments for capital expenditures other than replacing equipment and maintaining its existing plants and equipment. During fiscal 1998 the Company purchased fixed assets totaling $262,000, consisting primarily of replacement manufacturing equipment, computer hardware and software, office equipment and building improvements. This is compared to purchases of $596,000 during fiscal 1997.

       Working capital was $10,000,000 at June 30, 1998, up from $8,600,000 at June 30, 1997, an increase of 16%. This increase was due primarily to increased receivables resulting from higher fourth quarter sales.

       The following table sets forth certain information related to working capital for the Company's last three fiscal years:

                                           1998        1997      1996
                                          ------      ------    ------
           Average working capital as
           a percentage of net sales       20.5%       20.8%     25.6%

           Annual accounts receivable
              turnover(1)                   5.0         4.3       3.8

           Annual inventory                 6.3         6.6       5.7
              turnover(2)


  (1) Annual accounts receivable turnover is computed by dividing annual net sales by the average monthly accounts receivable.

  (2) Annual inventory turnover is computed by dividing the cost of goods sold by the average monthly inventory and contract costs.

       The average working capital as a percentage of net sales decreased slightly because of the increased sales volume of approximately $2,000,000 reported in fiscal 1998 over fiscal 1997. The increase in annual accounts receivable turnover reflects improved collection methods used by the Company in fiscal 1998. Average inventory turnover has stabilized at 6.3 in fiscal 1998. Peerless management continues to monitor and streamline the Company's receivable collection and inventory purchasing procedures to maximize cash flow.

  Results of Operations

       The following table sets forth various measures of performance expressed as percentages of net sales for the Company's last three fiscal years, as well as the Company's effective income tax rate for the same periods:

                                    1998        1997         1996
                                   ------      ------       ------
  Gross profit margin               35.1%       27.8%        30.4%

  Operating expenses                26.7%       26.8%        26.8%

  Earnings before income taxes      8.1%         1.3%        3.5%

  Effective income tax rate         30.5%        0.1%        33.2%


       Inflation did not have a material impact on the Company's operating results during the last three fiscal years.

  Comparison of Fiscal 1998 to Fiscal 1997

  Net Sales

       The Company's net sales increased approximately $1,968,644, or 4.7%, from $41,486,492 in fiscal 1997 to $43,455,136 in fiscal 1998.
  Domestic sales increased 1.9% from $15,881,000 in fiscal 1997 to $16,181,000 in fiscal 1998. Foreign sales increased 6.5% from $25,605,000 in fiscal 1997 to $27,274,000 in fiscal 1998. The increase in international sales resulted primarily from additional sales realized in Canada and South America.

       The Company's backlog of unfilled orders increased from $20,000,000 at June 30, 1997 to $22,000,000 at June 30, 1998. Approximately 85% of the backlog at June 30, 1998 is expected to ship in fiscal 1999.

  Gross Profit Margin

       The Company's gross profit margin increased from 27.8% of net sales in fiscal 1997 to 35.1% of net sales in fiscal 1998. The increase resulted from a relative increase in engineering revenues in fiscal 1998 versus fiscal 1997. Such revenues provide a higher gross profit margin. Revenues from engineering fees with higher gross profits margins increased approximately 400% from $359,000 in fiscal 1997 to $1,828,000 in fiscal 1998.

  Operating Expenses

       Operating expenses increased 4.3% from $11,118,000 in fiscal 1997 to $11,595,000 in fiscal 1998. This increase in operating expenses was primarily due to increased sales in fiscal 1998. However, operating expenses as a percent of sales were comparable at 26.8% in fiscal 1997 compared to 26.7% in fiscal 1998.

  Income Tax

       The Company's effective income tax rate was 30.5% in fiscal 1998 compared to .1% in fiscal 1997. Foreign deferred tax benefits, which offset domestic tax expenses, were not available to the Company in fiscal 1998 as they were in Fiscal 1997. For a further discussion of the Company's federal income taxes, see Note H to the Company's Consolidated Financial Statements.

       The Company's effective income tax rate decreased from 33.2% in fiscal 1996 to 0.1% in fiscal 1997. This decrease resulted from foreign deferred tax benefits, which offset domestic tax expenses in fiscal 1997.

  Comparison of Fiscal 1997 to Fiscal 1996

  Net Sales

       The Company's net sales increased approximately $7,842,000, or 23.3%, to $41,486,000 in fiscal 1997 from $33,644,000 in fiscal 1996.
  Domestic sales increased by 11.5% from $14,244,000 in fiscal 1996 to $15,886,000 in fiscal 1997. Foreign sales increased 32.0% from $19,400,000 in fiscal 1996 to $25,600,000 in fiscal 1997. The increase resulted primarily from additional sales realized in Asia.

       The Company's backlog of unfilled orders increased 32.0% from $15,300,000 at June 30, 1996 to $20,200,000 at June 30, 1997.

  Gross Profit Margin

       The Company's gross profit margin decreased from 30.4% of net sales in fiscal 1996 to 27.8% of net sales in fiscal 1997. The decrease resulted from a change in product mix of orders completed in fiscal 1997 and adverse effects of a one-time cost overrun related to a major international project in the Company's environmental equipment division in the third quarter of fiscal 1997. The Company has increased its controls on cost estimates and does not expect to encounter such cost overruns in the future.

  Operating Expenses

       Operating expenses increased 23.4% from $9,009,000 in fiscal 1996 to $11,118,000 in fiscal 1997. This increase in operating expenses was primarily due to increased sales and additional personnel hired to support the increased level of sales anticipated by the Company. However, operating expenses as a percent of sales remained the same at 26.8% in both fiscal 1996 and fiscal 1997.

  Income Tax

       The Company's effective income tax rate decreased from 33.2% in fiscal 1996 to 0.1% in fiscal 1997. This decrease resulted from the Company's use of foreign deferred tax benefits, which offset domestic tax expenses. For a further discussion of the Company's federal income taxes, see Note H to the Company's Consolidated Financial Statements.

  Year 2000 Compliance

       The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

       As is the case with most other companies using computers in their operations, the Company is in the processing of addressing the Year 2000 Compliance issue. The Company began converting its information systems in 1996 through the purchase of a new information system that is already Year 2000 compliant. The Company has incurred approximately $450,000 to date in implementing this new system and expects to incur an additional $50,000 for future modifications, testing and services. Planned implementation is expected by January 1, 1999 with testing of the new system for a three- to six-month period. The vendor has assured management that the new system will be Year 2000 compliant. These cost and timing estimates are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources and the accuracy of third-party representations. However, there can be no guarantee that the estimates will be achieved, and actual results could differ from those plans.

       The Company purchases computer hardware and software products from third parties for incorporation into the Company's products and such third-party products may be affected by the Year 2000 problem. There can be no guarantee, however, that these products or the systems of other companies on which the Company's systems and operations rely will be timely converted or that the failure of these systems would not have an adverse effect on the Company's systems. The Company has advised its customers inquiring about this issue to contact the Company's vendors for Year 2000 information. The Company has consulted with such vendors in an effort to assure that the vendors have minimized the risk of Year 2000 problems in the systems currently used by the Company.

  Sales in Southeast Asia

       The Company markets a significant portion of its products in Southeast Asia. See Note J to the Company's consolidated Financial Statements. Southeast Asia has recently experienced economic decline, and the Company expects that revenues derived in the region will remain flat or decline slightly in the future. However, a worsening of the region's economic condition or in the oil and gas industry (in which the Company derives most of its Asian revenues) could materially and adversely affect the Company. The Company's Asian revenues declined $3,710,000, or 33.7%, from fiscal 1997 to fiscal 1998. This decline was exaggerated by additional revenues of approximately $5,000,000 derived in fiscal 1997 that were related to a one-time unprofitable project in the region. The Company believes that its fiscal 1996 and fiscal 1998 revenues better reflect the Company's performance in the region. Management believes that increased sales to Canada and Latin America will continue to make up for declines in Southeast Asia.

  Outlooks and Uncertainties

       This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements refer to events that could occur in the future or may be identified by the use of words such as "expect," "intend," "plan," "believe," correlative words, and other expressions indicating that future events are contemplated and may be included in the Company's business description or in Management's Discussion and Analysis of Results of Operations and Financial Condition, among other places. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Annual Report on Form 10-K. In addition to the other information contained in this Annual Report on Form 10-K, investors should carefully consider the following risk factors. The Company does not undertake to update any forward-looking statements.

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

       International Operations. The Company derives a significant portion of its revenues from international sales, particularly in Asia. Economic conditions across international regions could materially and adversely affect the Company. The operations and earnings of the Company throughout the world have been and may in the future be, affected from time to time in varying degree by, political developments and foreign laws and regulations, such as forced divestiture of assets, restrictions on production, imports and exports, price controls, tax cancellation of contract rights and environmental regulations. The likelihood of such occurrences and their overall effect upon the Company vary greatly from country to country and are not predictable.

       Further, foreign purchasers may default in the payment of amounts due, causing collection on an international account to be more difficult than for a domestic account. Foreign exchange rates may fluctuate adversely affecting the Company and the U.S. and/or foreign governments may impose regulatory burdens upon exports and imports of the Company's products. The Company also incurs greater expenses on foreign sales because of added selling expenses incurred in other countries. The occurrence of any one or more of the foregoing could adversely affect the Company's operations.

     Concentrations of Credit Risk. The Company continues to closely monitor the creditworthiness of its customers and has not experienced significant credit losses to date. A significant portion of the Company's sales are to customers whose activities are related to the oil and gas industry, including some who are located in other countries. The Company generally extends credit to these customers. Its exposure to credit risk is affected by conditions within the oil and gas industry. When sales are made to smaller international enterprises, the Company generally requires progress payments or an appropriate guarantee of payment, such as a letter of credit from a banking institution.

       Backlog. The Company's backlog represents incomplete customer orders. The Company has historically completed and shipped virtually all of its backlog. However, customers may cancel outstanding orders prior to their completion. In such cases, the Company would not recognize revenues for canceled orders. The Company has contractual protection to recover from its customers the Company's costs related to canceled orders.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Index to Financial Statements

                                                               Page

  REPORT OF INDEPENDENT CERTIFIED PUBLIC
       ACCOUNTANTS ...........................................   16

  CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1998 AND 1997.......   17

  CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS
       ENDED JUNE 30, 1998, 1997 AND 1996.....................   19

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY FOR THE YEARS ENDED JUNE 30, 1998,
       1997 AND 1996..........................................   20

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
       ENDED JUNE 30, 1998, 1997 AND 1996.....................   21

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
       YEARS ENDED JUNE 30, 1998, 1997 AND 1996...............   23

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       ON SCHEDULE............................................   34

  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT..............   35

             Report of Independent Certified Public Accountants

  Board of Directors
  Peerless Mfg. Co.

  We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and Subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


  GRANT THORNTON LLP

  Dallas, Texas
  September 2, 1998

                 Peerless Mfg. Co. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS

                              June 30,

                 ASSETS                           1998          1997
                                               ----------    ----------
  CURRENT ASSETS
   Cash and cash equivalents                  $   428,482   $   772,553
   Short-term investments                         268,065       259,007
   Accounts receivable - principally trade
    - net of allowance for uncollectible
    accounts of $806,200 and $312,450 in
    1998 and 1997, respectively                14,241,036     9,671,067
   Inventories                                  2,419,845     2,993,855
   Costs and earnings in excess of billings
    on uncompleted contracts                    1,838,641     1,871,817
   Deferred income taxes                          433,596       269,721
   Other                                          165,631       298,605
                                               ----------    ----------
                Total current assets           19,795,296    16,136,625

  PROPERTY, PLANT AND EQUIPMENT - AT COST,
      less accumulated depreciation             1,506,465     1,527,856

  PROPERTY HELD FOR INVESTMENT - AT COST,
      less accumulated depreciation               830,840       888,383

  OTHER ASSETS                                    623,620       493,856
                                               ----------    ----------
                                              $22,756,221   $19,046,720
                                               ==========    ==========

                 Peerless Mfg. Co. and Subsidiaries

               CONSOLIDATED BALANCE SHEETS - CONTINUED

                              June 30,


     LIABILITIES AND STOCKHOLDERS' EQUITY         1998          1997
                                               ----------    ----------
  CURRENT LIABILITIES
      Accounts payable - trade                $ 5,566,068   $ 5,054,532
      Notes payable                               200,000         -
      Billings in excess of costs and
        earnings on uncompleted contracts          49,977       363,257
      Commissions payable                       1,205,391       779,474
      Accrued expenses
          Compensation                          1,499,443       656,082
          Warranty reserve                        434,588       406,903
          Other                                   366,408       291,953
                                               ----------    ----------
                Total current liabilities       9,321,875     7,552,201

  DEFERRED INCOME TAXES                            38,543        65,089

  COMMITMENTS                                         -             -

  STOCKHOLDERS' EQUITY
      Common stock - authorized, 10,000,000 and
        4,000,000 shares of $1 par value in 1998
        and 1997, respectively; issued and
        outstanding, 1,457,492 and 1,451,992
        shares in 1998 and 1997, respectively   1,457,492     1,451,992
      Additional paid-in capital                2,583,701     2,535,221
      Unamortized value of restricted
       stock grants                               (51,385)      (44,625)
      Cumulative foreign currency
       translation adjustment                     (79,849)      (93,944)
      Retained earnings                         9,485,844     7,580,786
                                               ----------    ----------
                                               13,395,803    11,429,430
                                               ----------    ----------
                                              $22,756,221   $19,046,720
                                               ==========    ==========

      The accompanying notes are an integral part of these statements.

                 Peerless Mfg. Co. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF EARNINGS

                         Year ended June 30,

                                        1998         1997         1996
                                     ----------   ----------   ----------
  Net sales                         $43,455,136  $41,486,492  $33,643,998

  Cost of goods sold                 28,215,330   29,961,203   23,430,761
                                     ----------   ----------   ----------
            Gross profit             15,239,806   11,525,289   10,213,237

  Operating expenses
   Marketing and engineering          8,932,180    9,129,347    7,524,363
   General and administrative         2,662,725    1,988,618    1,485,113
                                     ----------   ----------   ----------
                                     11,594,905   11,117,965    9,009,476
                                     ----------   ----------   ----------
            Operating profit          3,644,901      407,324    1,203,761

  Other income (expense)
   Interest income                       34,055       24,687       45,559
   Interest expense                     (27,430)     (55,475)     (16,858)
   Foreign exchange gains (losses)      (90,050)     103,583      (28,628)
   Other, net                           (39,338)      57,877      (21,686)
                                     ----------   ----------   ----------
                                       (122,763)     130,672      (21,613)

       Earnings before income taxes   3,522,138      537,996    1,182,148

  Income tax expense (benefit)
   Current                            1,262,998       65,766      397,023
   Deferred                            (190,421)     (65,186)      (4,596)
                                     ----------   ----------   ----------
                                      1,072,577          580      392,427

            NET EARNINGS           $  2,449,561  $   537,416  $   789,721
                                      =========    =========    =========
  Earnings per common share - basic
     and diluted                          $1.68         $.37         $.55
                                           ====          ===          ===
   The accompanying notes are an integral part of these statements.

                           Peerless Mfg. Co. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                      Cumulative
                                                          Unamortized   foreign
                                              Additional    value of   currency
                                     Common    paid-in    restricted  translation  Retained
                                     stock     capital   stock grants adjustment   earnings     Total
                                    ---------  ---------   ---------   --------   ---------   ----------
                                                                                                                  <
  Balances as of July 1, 1995      $1,446,742 $2,493,428  $ (97,107)  $  56,110  $7,886,806  $11,785,979

  Net earnings                            -          -          -           -       789,721      789,721
  Translation adjustment                  -          -          -       (32,268)        -        (32,268)
  Cash dividends ($.50 per share)         -          -          -           -      (723,384)    (723,384)
  Amortization of restricted stock
    grants                                -          -       63,357         -           -         63,357
  Income tax expense related to
    restricted stock plans                -       (3,549)       -           -           -         (3,549)
                                    ---------  ---------   ---------   --------   ---------   ----------
  Balances as of June 30, 1996      1,446,742  2,489,879    (33,750)     23,842   7,953,143   11,879,856

  Net earnings                            -          -          -           -       537,416      537,416
  Issuance of 8,000 shares of
   common stock                         8,000     72,250    (80,250)        -           -            -
  Forfeiture of 4,000 shares of
   common stock                        (4,000)   (38,750)    42,750         -           -            -
  Stock options exercised               1,250     10,312        -           -           -         11,562
  Translation adjustment                  -          -          -      (117,786)        -       (117,786)
  Cash dividends paid ($.50 per share)    -          -          -           -      (727,149)    (727,149)
  Cash dividends declared ($.125
   per share)                             -          -          -           -      (182,624)    (182,624)
  Amortization of restricted
   stock grants                           -          -       26,625         -           -         26,625
  Income tax benefit related to
   restricted stock plans                 -        1,530        -           -           -          1,530
                                    ---------  ---------   ---------   --------   ---------   ----------
  Balances as of June 30, 1997      1,451,992  2,535,221    (44,625)    (93,944)  7,580,786   11,429,430

  Net earnings                            -         -           -           -     2,449,561    2,449,561
  Issuance of 3,000 shares of
   common stock                         3,000     28,875    (31,875)        -           -            -
  Stock options exercised               2,500     20,625        -           -           -         23,125
  Translation adjustment                  -          -          -        14,095         -         14,095
  Cash dividends ($.375 per share)        -          -          -           -      (544,503)    (544,503)
  Amortization of restricted
   stock grants                           -          -       25,115         -           -         25,115
  Income tax expense related to
   restricted stock plans                 -       (1,020)       -           -           -         (1,020)
                                    ---------  ---------   ---------   --------   ---------   ----------
  Balances as of June 30, 1998     $1,457,492 $2,583,701  $ (51,385)  $ (79,849) $9,485,844  $13,395,803
                                    =========  =========   =========   ========   =========   ==========

         The accompanying notes are an integral part of this statement.

                 Peerless Mfg. Co. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Year ended June 30,

                                            1998          1997        1996
                                         ----------    ----------   ---------
  Cash flows from operating activities
   Net earnings                         $ 2,449,561   $   537,416  $  789,721
   Adjustments to reconcile net
     earnings to net cash provided
      by (used in) operating activities
       Depreciation and amortization        379,752       370,526     416,207
       Deferred income taxes               (190,421)      (65,186)     (4,596)
       Foreign exchange loss (gain)          90,050      (103,583)     28,628
       Other                                 (1,020)        1,530      (2,342)
       Changes in operating assets
         and liabilities
        Accounts receivable              (4,703,504)   (1,586,991)    508,764
        Inventories                         544,993       (11,463)   (154,231)
        Cost and earnings in excess
          of billings on
          uncompleted contracts              33,176      (468,618) (1,287,644)
        Other current assets                132,974       (59,501)   (285,196)
        Other assets                       (231,004)      (40,466)    156,025
        Accounts payable                    837,205       791,364   1,240,661
        Billings in excess of costs
          and earnings
          on uncompleted contracts         (353,174)      363,257    (197,010)
        Commissions payable                 425,917       212,708      57,254
        Accrued expenses                    985,395        22,497     266,563
                                         ----------    ----------   ---------
                                         (2,049,661)     (573,926)    743,083

          Net cash provided by (used
            in) operating activities        399,900       (36,510)  1,532,804

  Cash flows from investing activities
   Net purchases of short-term
      investments                            (9,058)      (12,348)    (24,691)
   Purchase of property and equipment      (262,362)     (596,395)   (273,593)
                                         ----------    ----------   ---------

  Net cash used in investing activities    (271,420)     (608,743)   (298,284)

                 Peerless Mfg. Co. and Subsidiaries

          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                         Year ended June 30,

                                            1998          1997        1996
                                         ----------    ----------   ---------
  Cash flows from financing activities
   Sale of common stock                 $   23,125    $    11,562  $      -

   Advances on short-term borrowings       200,000            -           -
   Dividends paid                         (727,127)      (727,149)   (723,384)
                                         ----------    ----------   ---------
       Net cash used in financing
        activities                        (504,002)      (715,587)   (723,384)

  Effect of exchange rate changes
    on cash and cash  equivalents           31,451         51,064       9,446
                                         ----------    ----------   ---------
     Net increase (decrease) in cash
        and cash equivalents              (344,071)    (1,309,776)    520,582

  Cash and cash equivalents at
    beginning of year                      772,553      2,082,329   1,561,747
                                         ----------    ----------   ---------
  Cash and cash equivalents at
    end of year                         $  428,482    $   772,553  $2,082,329
                                         =========      =========   =========

  Supplemental information on cash flows:

  Interest paid                        $    29,956    $    55,475  $   16,858
  Income taxes paid                    $   957,860    $   379,347  $  138,018


      The accompanying notes are an integral part of these statements.

                 Peerless Mfg. Co. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    June 30, 1998, 1997 and 1996


  NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

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

   A summary  of the significant accounting policies consistently  applied
   in   the  preparation  of   the  accompanying  consolidated   financial
   statements follows.

   Consolidation

   The   Company   consolidates   the   accounts   of   its   wholly-owned
   subsidiaries, all of which are foreign. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Revenue Recognition

   The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process. The percentage-of-completion method is used for significant long-term contracts. Percentage-of-completion is generally determined based upon labor hours incurred.

  NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - Continued

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

   Earnings Per Common Share

   Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, is effective for financial statements issued after December 15, 1997. The new standard requires presentation of basic and diluted earnings per share. The provisions of SFAS 128 have been applied retroactively to all periods presented.

   Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give effect to the assumed issuance of shares pursuant to outstanding stock option plans, when dilutive.

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

  NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - Continued

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

   Sales to one customer accounted for approximately 12.3% of revenues for the year ended June 30, 1997. No single customer accounted for more than 10% of revenues in the years ended June 30, 1998 or 1996.


  NOTE C - INVENTORIES

   Principal components of inventories are as follows:
                                                     June 30,
                                                1998         1997
                                              ---------    ---------
     Raw materials                           $  973,906   $1,084,890
     Work in process                          1,114,524    1,586,213
     Finished goods                             331,415      322,752
                                              ---------    ---------
                                             $2,419,845   $2,993,855
                                              =========    =========

    At June 30, 1998 and 1997, progress payments of $100,472 and $318,043, respectively, have been offset against inventories and costs of uncompleted contracts.

  NOTE D - PROPERTY, PLANT AND EQUIPMENT AND PROPERTY HELD FOR INVESTMENT


    Property, plant and equipment is summarized as follows:

                                                     June 30,
                                                1998           1997
                                             ----------    -----------
     Buildings                              $ 1,387,406   $  1,380,241
     Equipment                                2,683,630      2,432,792
     Furniture and fixtures                   1,587,383      1,585,930
                                             ----------    -----------
                                              5,658,419      5,398,963
       Less accumulated depreciation         (4,412,170)    (4,131,323)
                                             ----------    -----------
                                              1,246,249      1,267,640
     Land                                       260,216        260,216
                                             ----------    -----------
                                            $ 1,506,465   $  1,527,856
                                             ==========    ===========
    Property held for investment is
      summarized as follows:
                                                     June 30,
                                                1998           1997
                                             ----------     ----------
     Buildings                              $ 1,641,769    $ 1,641,769
     Equipment                                  158,771        158,171
                                             ----------     ----------
                                              1,800,540      1,799,940
       Less accumulated depreciation         (1,499,110)    (1,440,967)
                                             ----------     ----------
                                                301,430        358,973
     Land                                       529,410        529,410
                                             ----------     ----------
                                           $    830,840    $   888,383
                                             ==========     ==========

  NOTE E - CREDIT ARRANGEMENT

    The Company has banking agreements for unsecured revolving lines of credit in the combined amount of $7,500,000 due upon demand, with interest at the banks' prime lending rate (8.5% at June 30, 1998), payable monthly. The banks charge usage fees at an annual rate of .25% of the average daily unused portion of the line. At June 30, 1998, $200,000 was outstanding under the lines of credit. The Company had letters of credit outstanding under separate arrangements of $3,027,911 and $3,597,646 at June 30, 1998 and 1997, respectively.
    Other assets with a cost of approximately $526,000 and $566,000 were pledged against the letters of credit outstanding at June 30, 1998 and 1997, respectively.

  NOTE F - STOCKHOLDERS' EQUITY

    The Company has a 1985 restricted stock plan (the 1985 Plan) under which 75,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan generally vest ratably over a three-year period. The Company awarded 8,000 shares (fair value at date of grant of $80,250), of which 3,000 shares were subsequently forfeited, in fiscal 1997, and 3,000 shares (fair value at date of grant of $31,875) in fiscal 1998. Compensation expense for stock grants is charged to earnings over the restriction period and amounted to $25,115, $26,625 and $63,357 in fiscal 1998, 1997, and 1996, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.

    In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 100,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant.

    At June 30, 1998, 43,250 shares of common stock were available for issuance under the 1995 Plan, and 1,750 shares were available under the 1985 Plan.

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

                                                 Year ended
                                 -------------------------------------------
                                 June 30, 1998  June 30, 1997  June 30, 1996
                                 -------------  -------------  -------------
     Net earnings - as reported    $2,449,561      $537,416     $789,721
     Net earnings - pro forma       2,440,327       527,012      784,896

     Basic earnings per share
       As reported                       1.68           .37          .55
       Pro forma                         1.68           .36          .54

     Diluted earnings per share
       As reported                       1.68           .37          .55
       Pro forma                         1.67           .36          .54

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 41% for fiscal 1998 and 45% for fiscal 1997 and 1996; risk-free interest rates ranging from 4.6% to 5.6%; dividend yield of 5.6%, 3.8% and 5.4% in fiscal 1998, 1997 and 1996, respectively; and expected lives of five to seven years.

    Additional information with respect to options outstanding under the plan is as follows:


                                               Number of    Weighted
                                                 shares      average
                                               underlying   exercise
          Stock options                         options       price
                                                 -------    --------
     Outstanding at July 1, 1995                     -     $     -
     Granted                                      34,000        9.25
                                                  ------
     Outstanding at June 30, 1996                 34,000        9.25
     Granted                                       2,500       13.33
     Exercised                                    (1,250)       9.25
     Canceled/forfeited                           (3,750)       9.25
                                                  ------
     Outstanding at June 30, 1997                 31,500        9.57
     Granted                                      24,000       10.73
     Exercised                                    (2,500)       9.25
                                                  ------       -----
     Outstanding at June 30, 1998                 53,000       10.11
                                                  ======       =====

   Options exercisable at June 30, 1996              -
                                                  ======
   Options exercisable at June 30, 1997            9,250
                                                  ======
   Options exercisable at June 30, 1998           16,125
                                                  ======

   Weighted average fair value of options granted:

       Year ended  June 30, 1997                   $3.22

       Year ended June 30, 1998                    $1.39

   The following table summarizes information about the Plan's stock options at June 30, 1998:

                                           Options outstanding

                                        Weighted average
         Range of           Number    remaining contractual  Weighted average
     Exercise Prices      outstanding    life (in years)      exercise price
     ---------------      ------------   ---------------      --------------
     $9.25                      26,500         7.6              $    9.25
     $13.125-$13.375             2,500         8.5                 13.325
     $10.625-$11.875            24,000         9.6                 10.729
                                ------
                                53,000

                                         Options exercisable

          Range of                  Number            Weighted average
     Exercise Prices              exercisable          exercise price
     ----------------             -----------          --------------

     $9.25                          12,000                $    9.25
     $13.125-$13.375                 2,125                    13.360
     $11.875                         2,000                    11.875
                                    ------
                                    16,125

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



  NOTE G - EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 1998, 1997 and 1996 was approximately $128,000, $119,500, and
    $109,000, respectively.

  NOTE H - FEDERAL INCOME TAXES

    Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets
    and liabilities.   The  temporary differences  that give  rise to  the
    deferred tax assets or liabilities are as follows:
                                                      June 30,
                                                   1998        1997
                                                 --------    --------
     Deferred tax assets
       Restricted stock grants                  $  10,760   $  13,938
       Inventories                                 22,349      28,362
       Foreign subsidiaries' net
          operating loss carryforwards            115,473     145,157
       Accrued expenses                           253,012     243,090
       Other                                      148,983      52,701
                                                 --------    --------
                                                  550,577     483,248
       Less valuation allowance                       -       (29,710)
                                                 --------    --------
                                                  550,577     453,538
     Deferred tax liabilities
       Property, plant and equipment             (111,762)   (110,396)
       Uncompleted contracts                      (40,258)   (135,006)
       Other                                       (3,504)     (3,504)
                                                 --------    --------
                                                 (155,524)   (248,906)
                                                 --------    --------
             Net deferred tax asset             $ 395,053   $ 204,632
                                                 ========    ========
    Deferred tax assets and liabilities included in the balance sheet are as follows:

                                                        June 30,
                                                   1998         1997
                                                 --------     --------
    Current deferred tax asset                   $433,596     $269,721
    Noncurrent deferred tax liability             (38,543)     (65,089)
                                                 --------     --------
                                                 $395,053     $204,632
                                                  =======      =======

    The provision for income taxes consisted of the following:

                                         1998       1997         1996
                                      ---------    -------      -------
     Federal
       Current                       $1,157,345   $ 41,765     $348,830
       Deferred                        (190,421)   (65,185)      (4,596)
     State                              105,653     24,000       48,193
                                      ---------    -------      -------
                                     $1,072,577   $    580     $392,427
                                      =========    =======      =======

   The Company had provided a valuation allowance at June 30, 1997 related to deferred tax assets of foreign subsidiaries. These assets are recoverable only from future income of the respective foreign subsidiaries. Because of a recapitalization and a reorganization of European operations, the Company concluded at June 30, 1997 that it was more likely than not that certain of the deferred tax assets are recoverable. The valuation allowance was reduced in 1997 and eliminated in 1998. Utilization of foreign net operating carryforwards reduced income tax expense by approximately $12,000, $130,000 and $19,000 for 1998, 1997 and 1996, respectively.

   The effective income tax rate varies from the statutory rate due to the following:

                                                    As a percentage
                                                  of pretax earnings
                                                 1998     1997    1996
                                                 -----    -----   -----
     Income tax expense at statutory rate        34.0%    34.0%   34.0%
     Increase (decrease) in income taxes
       resulting from State tax, net of
       federal benefits                           2.0      2.9     2.8
       Foreign sales corporation exclusions      (6.7)   (10.2)   (1.5)
       Change in valuation allowance             (0.8)   (24.3)    3.5
       Other                                      2.0     (2.3)   (5.6)
                                                 -----    -----   -----
     Income tax expense at effective rate        30.5%     0.1%   33.2%
                                                 =====    =====   =====

NOTE I - EARNINGS PER SHARE

  Summarized basic and diluted earnings per common share for each of the three years ended June 30, 1998 is as follows:


                                 1998                       1997                             1996
                                              Per                            Per                            Per
                        Net                  share       Net                share    Net                   share
                     earnings     Shares    amount    earnings   Shares    amount  earnings    Shares     amount
                     ---------   ---------   ----     -------   --------    ----    -------   ---------    ----
  Basic earnings
  per share         $2,449,561   1,454,277   $1.68   $537,416   1,454,045   $.37    789,721   1,446,742    $.55
  Effect of
  dilutive
  options                  -         2,698                -         1,034               -           -
                     ---------   ---------            -------   --------            -------   ---------
  Diluted earnings
  per share         $2,449,561   1,456,975   $1.68   $537,416   1,455,079   $.37   $789,721   1,446,742    $.55
                     =========   =========    ====    =======   =========    ===    =======   =========     ===

  NOTE J - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company's operations consist of a dominant industry segment, the designing and manufacturing of specialized products for the removal of contaminants from gases and liquids and for air pollution abatement, principally in the United States and the United Kingdom.

   Information about the Company's operations in different geographic areas as of and for the years ended June 30, 1998, 1997 and 1996 is as follows:

                                  United     United
                                  States     Kingdom        Other      Eliminations    Consolidated
                                ----------   ---------     ---------    ----------       ----------
 1998
   Net sales to unaffiliated
     customers                 $37,357,000  $5,011,000    $1,087,000   $        -       $43,455,000
   Transfers between
     geographic areas            1,847,000       1,000          -        (1,848,000)            -
                                ----------   ---------     ---------    ----------       ----------
   Total                       $39,204,000  $5,012,000    $1,087,000    $(1,848,000)    $43,455,000
                                ==========   =========     =========     ==========      ==========
   Operating profit (loss)     $ 3,630,000  $    5,000    $   10,000    $       -       $ 3,645,000
                                ==========   =========     =========     ==========      ==========
   Identifiable assets         $20,736,000  $3,793,000    $  728,000    $(2,501,000)    $22,756,000
                                ==========   =========     =========     ==========      ==========
 1997
   Net sales to unaffiliated
     customers                 $35,553,000  $4,601,000    $1,332,000    $       -       $41,486,000
   Transfers between
     geographic areas              889,000       4,000           -         (893,000)            -
                                ----------   ---------     ---------    ----------       ----------
   Total                       $36,442,000  $4,605,000    $1,332,000    $  (893,000)    $41,486,000
                                ==========   =========     =========     ==========      ==========
   Operating profit (loss)     $   549,000  $ (129,000)   $  (12,000)   $    (1,000)    $   407,000
                                ==========   =========     =========     ==========      ==========
   Identifiable assets         $18,129,000  $2,790,000    $1,027,000    $(2,144,000)    $19,082,000
                                ==========   =========     =========     ==========      ==========
 1996
   Net sales to unaffiliated
     customers                 $26,775,000  $4,764,000    $2,105,000    $       -       $33,644,000
   Transfers between
     geographic areas              984,000     630,000          -        (1,614,000)            -
                                ----------   ---------     ---------    ----------       ----------
   Total                       $27,759,000  $5,394,000    $2,105,000    $(1,614,000)    $33,644,000
                                ==========   =========     =========     ==========      ==========
   Operating profit (loss)     $ 1,119,000  $  145,000    $  (39,000)   $   (21,000)    $ 1,204,000
                                ==========   =========     =========     ==========      ==========
     Identifiable assets       $17,244,000  $2,112,000    $1,599,000    $(2,764,000)    $18,191,000
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

   Export sales account for a significant portion of the Company's revenues and are summarized by geographic area as follows:

                                      1998           1997         1996
                                   ----------     ----------  -----------
      North and South America
       (excluding U.S.A.)        $  9,923,000   $  5,899,000 $  5,864,000
      Europe                        5,972,000      5,213,000    6,627,000
      Asia                          7,313,000     11,023,000    5,188,000
      Other                         4,066,000      3,470,000    1,756,000
                                   ----------     ----------  -----------
                                  $27,274,000    $25,605,000  $19,435,000
                                   ==========     ==========   ==========

   Report of Independent Certified Public Accountants on Schedules


  Board of Directors
  Peerless Mfg. Co.

  In connection with our audit of the consolidated financial statements of Peerless Mfg. Co. and Subsidiaries referred to in our report dated September 2, 1998, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended June 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




  GRANT THORNTON LLP

  Dallas, Texas
  September 2, 1998


                            Peerless Mfg. Co. and Subsidiaries

                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         June 30,

                               Balance at           Additions
                              beginning of  Charged to     Charged to                      Balance at
   Description                   period      expenses    other accounts(1) Deductions(2)  end of period
1998
Allowance for uncollectible
  accounts                       $312,450   $621,560         $   -         $ 127,810 (2)   $806,200
                                  =======    =======          =======       ========        =======
Deferred tax valuation allowance $ 29,710   $    -           $   -         $  29,710 (3)   $    -
                                  =======    =======          =======       ========        =======

1997
Allowance for uncollectible
  accounts                       $100,000   $249,612         $   -         $  37,162 (2)   $312,450
                                  =======    =======          =======       ========        =======
Deferred tax valuation allowance $160,405   $    -           $   -         $ 130,695 (3)   $ 29,710
                                  =======    =======          =======       ========        =======
1996
Allowance for uncollectible
  accounts                       $ 99,082   $ 44,307         $   852       $  44,241 (2)   $100,000
                                  =======    =======          =======       ========        =======
Deferred tax valuation allowance $121,091   $ 39,314         $  -          $     -         $160,405
                                  =======    =======          =======       ========        =======

(1) Collections on accounts previously written off.

(2) Write offs.

(3) Utilization and/or revaluation of deferred tax assets.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.


                              PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       For information concerning the Company's Directors, reference is made to the information set forth under the caption "Election of Directors" and "Common Stock Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the Annual
  Meeting of Shareholders to be held November 25, 1998 (the "Proxy Statement"), which information is incorporated herein by reference.

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

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL  STATEMENT SCHEDULE  AND REPORTS  ON  FORM
            8-K.

  (a)  1.   All Financial Statements:   see Item  8 "Financial  Statements
            and Supplementary Data" in Part II of this Report.

       2. Financial Statement Schedule and Exhibits filed in Part IV of this report are as follows:

            SCHEDULES*:

            II   -    Valuation and Qualifying Account - Years Ended  June
                      30, 1998, 1997 and 1996

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

                               PEERLESS MFG. CO.
                                 (Registrant)

                               By:  /s/ Sherrill Stone
                                    Sherrill Stone, Chairman,
                                    President, and Chief Executive Officer

  Date: September 28, 1998.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date:

  September 28, 1998                  /s/ Sherrill Stone
                                      Sherrill Stone, Chairman of the
                                      Board, President, Director and
                                      Chief Executive Officer

  September 28, 1998                  /s/ Paul W. Willey
                                      Paul W. Willey,
                                      Principal Financial Officer,

  September 28, 1998                  /s/ Kent J. Van Houten
                                      Kent J. Van Houten,
                                      Principal Accounting Officer

  September 28, 1998                  /s/ Donald A. Sillers, Jr.
                                      Donald A. Sillers, Jr., Director

  September 28, 1998                  /s/ J. V. Mariner, Jr.
                                      J. V. Mariner, Jr. Director

  September 28, 1998                  /s/ Bernard S. Lee
                                      Bernard S. Lee, Director

  September 28, 1998                  /s/ D. D. Battershell
                                      D. D. Battershell, Director

                          INDEX TO EXHIBITS


  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  FINANCIAL STATEMENT SCHEDULES:

       II   Valuation and Qualifying  Accounts   -  Years  Ended
            June 30, 1998, 1997 and 1996 (included in Item 8)

  EXHIBITS:

       3(a) The Company's Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to the Company's
            Quarterly  Report on Form  10-Q, dated  December 31,
            1997, and incorporated herein by reference).

       3(b) The Company's Bylaws, as amended to date (filed as Exhibit 3(b) to the Company's Annual Report on Form
            10-K, dated June 30, 1997, and incorporated herein by reference.)

       10(a)Incentive  Compensation  Plan effective  January  1,
            1981, as amended January 23, 1991 (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K, dated June 30, 1991, and incorporated herein by reference).

       10(b)1985  Restricted Stock Plan  for Peerless  Mfg. Co.,
            effective December 13, 1985 (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K, dated June 30, 1993, and incorporated herein by reference).

       10(c)1991   Restricted   Stock  Plan   for   Non-Employee
            Directors of Peerless Mfg. Co., adopted subject to shareholder approval May 24, 1991, and approved by shareholders November 20, 1991 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K dated June 30, 1991, and incorporated herein by reference).

       10(d)Employment Agreement, dated as of April 29, 1994, by and between the Company and Sherrill Stone (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal year ended June 30, 1994, and incorporated herein by reference).

       10(e)Agreement,  dated  as  of  April  29,  1994  by  and
            between  Company   and  Sherrill  Stone   (filed  as
            Exhibit 10(e) to the Company's Annual Report on Form 10-K dated June 30, 1994 and incorporated herein by reference).

       10(f)Sixth Amended and Restated  Loan Agreement, dated as
            of January 12, 1998 between NationsBank of Texas, N.A. and the Company (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference).


       10(g)Amended and Restated Loan Agreement, dated as of January 12, 1998 by and between Texas Commerce Bank National Association and the Company (filed as
            Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference).

       10(h)Peerless Mfg.  Co. 1995 Stock Option  and Restricted
            Stock Plan, adopted by the Board of Directors December 31, 1995 and approved by the Shareholders of the Company November 21, 1996 (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference).

       10(i)     Rights Agreement between Peerless  Mfg. Co. and
            ChaseMellon Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as
            Exhibit 1 to the Company's Registration Statement on Form 8-A (File No. 0-05214) and incorporated herein by reference).

       21 Subsidiaries of the Company (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference).

       27   Financial Data Schedule.*


  ______________
  * Filed herewith