Form 10-Q
period 1998-09-30
PEERLESS MANUFACTURING CO
filed 1998-11-12
CIK 76954

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                   Form 10-Q

        (Mark One)
         x  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       ____
            SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1998

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ____
            THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________
-------------------------------------------------------------------------------
                     Commission File Number 0-5214
                           PEERLESS MFG. CO.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


         Texas                                               75-0724417
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           identification No.)


2819 Walnut Hill Lane      Dallas, Texas                       75229
P. O. Box 540667           Dallas, Texas                       75354
-------------------------------------------------------------------------------
<Address of principal executive offices)                     (Zip code)


Registrant's telephone number, including area code    (214) 357-6181


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

                           Yes   x     No
                               ____        ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at November 13, 1998
-----------------------------       -------------------------------------------
Common stock, $1.00 par value                     1,457,492 Shares

                           PEERLESS MFG. CO.

                                INDEX



                                                                          Page
                                                                         Number
                                                                        -------
Part I:   Financial Information

          Item 1: Consolidated Financial Statements

             Condensed Consolidated Balance Sheets for the
             periods ended September 30, 1998 and June 30, 1998.           3

             Condensed Consolidated Statements of Earnings for
             for the three months ended September 30, 1998 and 1997.       4

             Condensed Consolidated Statements of Cash Flows for
             the three months ended September 30, 1998 and 1997.           5

             Notes to the Condensed Consolidated Financial Statements.     6

          Item 2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   7 - 9


Part II:  Other Information

            Legal Proceedings                                              10

            Exhibits and Reports                                        10 - 11

            Signatures                                                     12























                                          2 of 12

                                    PART  I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                                PEERLESS MFG. CO.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,     June 30,
                                                                       -----------------------------
                                                                            1998           1998
                                                                       -------------- --------------
                                                                        (UNAUDITED)     (AUDITED)
Assets:
Current assets:
   Cash and cash equivalents                                                $942,455       $428,482
   Short term investments                                                    268,065        268,065
   Accounts receivable-principally trade-net of allowance for doubtful accounts of $853,190 at September 30, 1998 and $806,200 at
      June 30, 1998                                                       10,379,559     14,241,036
   Inventories:
      Raw materials                                                          887,053        973,906
      Work in process                                                      1,157,653      1,114,524
      Finished goods                                                         334,230        331,415
   Costs and earnings in excess of billings on uncompleted contracts       2,015,957      1,838,641
   Deferred income taxes                                                     428,545        433,596
   Other                                                                     135,498        165,631
                                                                       -------------- --------------
      Total current assets                                                16,549,015     19,795,296

Property, plant and equipment-at Cost, less accumulated depreciation       1,485,445      1,506,465
Property held for investment-at Cost, less accumulated depreciation          816,557        830,840
Other assets                                                                 714,941        623,620
                                                                       -------------- --------------
                                                                         $19,565,958    $22,756,221
                                                                       ============== ==============






















                                PEERLESS MFG. CO.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,     June 30,
                                                                       -----------------------------
                                                                            1998           1998
                                                                       -------------- --------------
                                                                        (UNAUDITED)     (AUDITED)
Liabilities and Stockholders' Equity:
Current liabilities:
   Notes payable                                                                  $0       $200,000
   Accounts payable-trade                                                  3,338,557      5,566,068
   Billings in excess of costs and earnings on uncompleted contracts         151,231         49,977
   Commissions payable                                                     1,098,915      1,205,391
   Accrued liabilities:
      Compensation                                                           815,519      1,499,443
      Warranty                                                               504,025        434,588
      Other                                                                  355,651        366,408
                                                                       -------------- --------------
      Total current liabilities                                            6,263,898      9,321,875

Deferred income taxes                                                         37,260         38,543

Stockholders' equity:
   Common stock-authorized 10,000,000 shares of $1 par value;
      issued and outstanding, 1,457,492 shares                             1,457,492      1,457,492
   Additional paid-in capital                                              2,583,701      2,583,701
   Unamortized value of restricted stock grants                              (45,406)       (51,385)
   Cumulative foreign currency translation adjustment                        (52,210)       (79,849)
   Retained earnings                                                       9,321,223      9,485,844
                                                                       -------------- --------------
                                                                          13,264,800     13,395,803
                                                                       -------------- --------------
                                                                         $19,565,958    $22,756,221
                                                                       ============== ==============



















The accompanying notes are an integral part of these statements.

                                                3 of 12

                         PEERLESS MFG. CO.
                  CONDENSED STATEMENTS OF EARNINGS
                            (UNAUDITED)


                                          Three Months Ended
                                             September 30,
                                     -----------------------------
                                          1998           1997
                                     -------------- --------------
Revenues                                $9,369,690     $7,205,789
Cost of goods sold                       6,426,571      4,615,604
                                     -------------- --------------
      Gross profit                       2,943,119      2,590,185

Operating expenses                       2,591,155      2,511,472
                                     -------------- --------------
      Operating income                     351,964         78,713

Other income(expense)
   Interest income                           6,994          8,533
   Interest expense                        (17,944)        (2,796)
   Foreign exchange gains(losses)          (27,504)       (29,082)
   Other, net                               (2,185)        10,975
                                     -------------- --------------
                                           (40,639)       (12,370)
                                     -------------- --------------
Earnings from operations
   before Federal income tax               311,325         66,343

Federal income tax
   Current                                 104,704         66,094
   Deferred                                  6,868              0
                                     -------------- --------------
                                           111,572         66,094
                                     -------------- --------------
Net earnings                               199,753            249
                                     ============== ==============

Basic and diluted earnings per share         $0.14          $0.00
                                     ============== ==============

Basic weighted average shares            1,457,492      1,451,992
Dilutive options                             2,981          2,316
                                     -------------- --------------
Adjusted weighted average shares         1,460,473      1,454,308
                                     ============== ==============

Cash dividend per common share              $0.125         $0.125
                                     ============== ==============


The accompanying notes are an integral part of these statements.

                                           4 of 12

                                 PEERLESS MFG. CO.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                  For the three months ended
                                                                         September 30,
                                                                 -----------------------------
                                                                      1998           1997
                                                                 -------------- --------------
Cash flows from operating activities:
  Net earnings                                                        $199,753           $249
  Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                  94,707         98,584
         Other                                                          (5,281)         3,843
         Changes in operating assets and liabilities
            Accounts receivable                                      3,861,477      4,068,543
            Inventories                                                 40,909     (1,572,836)
            Cost and earnings in excess of billings
                  on uncompleted contracts                            (177,316)       589,853
            Other current assets                                         5,051         72,897
            Other assets                                               (87,979)        11,943
            Accounts payable                                        (2,227,528)    (2,074,182)
            Billings in excess of costs and earnings
                  on uncompleted contracts                             101,254       (248,513)
            Commissions payable                                       (106,476)       (96,630)
            Accrued liabilities                                       (807,431)      (235,432)
                                                                 -------------- --------------
                                                                       691,387        618,070
                                                                 -------------- --------------
            Net cash provided by (used in) operating activities        891,140        618,319

Cash flows from investing activities:
   Net sales (purchases) of short-term investments                           0         (1,737)
   Net sales (purchases) of property and equipment                     (22,619)        10,196
                                                                 -------------- --------------
            Net cash provided by (used in) investing activities        (22,619)         8,459

Cash flows from financing activities:
   Net change in short-term borrowings                                (200,000)             0
   Dividends paid                                                     (182,187)      (181,499)
                                                                 -------------- --------------
            Net cash used in financing activities                     (382,187)      (181,499)
Effect of exchange rate on cash and cash equivalents                    27,639         17,473
                                                                 -------------- --------------
            Net increase (decrease) in cash and cash equivalents       513,973        462,752
Cash and cash equivalents at beginning of period                       428,482        772,553
                                                                 -------------- --------------
Cash and cash equivalents at end period                               $942,455     $1,235,305
                                                                 ============== ==============


The accompanying notes are an integral part of these statements.

                                                   5 of 12

                             PEERLESS MFG. CO.


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                (UNAUDITED)

1. The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

     The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

     In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations for the three months ended September 30, 1998 and 1997 and its cash flows for the three months then ended. The results of operations for the three months ended September 30, 1998 and 1997 may not be indicative of results for the full year.

2. The backlog of uncompleted orders and letters of intent at September 30, 1998 was approximately $21,300,000 as compared to a September 30, 1997 backlog of $23,100,000. Of the $21,300,000 backlog at September 30, 1998, approximately 90% is scheduled to be completed in the current fiscal year.

3. The Company consolidates the accounts of its wholly-owned foreign subsidiaries, Peerless Europe Limited and Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in the consolidation.









                                  6 of 12

Item 2.   Management's discussion and analysis of financial
          -------------------------------------------------
          condition and results of operations.
          ------------------------------------

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such statements refer to events that could occur in the future or may be identified by the use of words such as "expect," "intend," "plan," "believe," correlative words, and other expressions indicating that future events are contemplated and may be included in the Company's business description or in Management's Discussion and Analysis of Results of Operations and Financial Condition, among other places. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q. In addition to the other information contained in this Quarterly Report on Form 10-Q, investors should carefully consider the risk factors contained in its Annual Report on Form 10-K, which risk factors are incorporated herein by reference. The Company does not undertake to update any forward-looking statements.

Capital Resources and Liquidity
-------------------------------

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

The Company has historically financed and continues to finance working capital requirements, expansions, equipment purchases or acquisitions primarily through the retention of earnings, which is reflected by the absence of long-term debt on the Company's consolidated balance sheet. In addition to retained earnings, the Company has used short term bank credit lines of $7,500,000 to supplement working capital. The Company believes that these sources will be sufficient to satisfy its needs in the foreseeable future. For the three months ending September 30, 1998, it was necessary for the Company to use its short-term bank credit lines in order to finance temporary shortfall in working capital. Loans bear interest at the prevailing prime rate. At September 30, 1998 the Company had no loans outstanding under its credit lines. The Company pays an annual commitment fee of 0.25% of the unused balance under the credit lines. The Company has no material commitments for capital expenditures other than replacing equipment and maintaining its existing plants and equipment.

Working capital was $10,000,000 at September 30, 1998.

                                  7 of 12

REVENUE: Revenue increased 30% to $9,370,000 for the three months ended September 30, 1998 compared to $7,206,000 for the three months ended September 30, 1997. The increases resulted primarily from increased revenues from the sale of separation products primarily to international customers.


GROSS PROFIT: Gross profit increased 14% to $2,943,000 for the three months ended September 30, 1998 compared to $2,590,000 for the three months ended September 30, 1997. The increase in gross profits is attributable to greater revenue realized for the three months ended September 30, 1998 vs. the three months ended September 30, 1997. Higher costs were incurred on separators manufactured for a Russian project and a North Sea project and caused the overall gross profit percentage for the Company to drop from 35.9% for the three months ended September 30, 1997 to 31.4% for the three months ended September 30, 1998.


OPERATING EXPENSES: Operating expenses increased 3% due primarily to increased personnel costs from $2,511,000 for the three months ended September 30, 1997 to $2,591,000 for the three months ended September 30, 1998.



YEAR 2000 COMPLIANCE:

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

As the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 Compliance issue. The Company began converting its information systems in 1996 through the purchase of a new information system that is already Year 2000 compliant. The Company has incurred approximately $450,000 to date in implementing this new system and expects to incur an additional $50,000 for future modifications, testing and services. Planned implementation is expected by January 1, 1999 with testing of the new system to commence at that time for a three to six month period. The vendor has assured management that the new system will be Year 2000 compliant. These cost and timing estimates are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources and the accuracy of third-party representations. However, there can be no guarantee that the estimates will be achieved and actual results could differ from those plans.





                                  8 of 12

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



SOUTHEAST ASIA:

The Company markets a significant portion of its products in Southeast Asia. Southeast Asia continues to experience economic decline, and the Company expects that revenues derived in the region will remain flat or decline slightly in the future. However, a worsening of the region's economic condition in the oil and gas industry (in which the Company derives most of its Asian revenues) could adversely affect operating results.

































                             9 of 12

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION


Item 1 -- Legal proceedings
---------------------------

     Reference is made to Form 10-K Annual Report, as amended,
     Item 3, Page 6, "Legal Proceedings" for the Fiscal year ended June 30, 1998. For the three months ended
     September 30, 1998 there were no new proceedings filed against the Company.



Item 6 -- Exhibits and Reports -- Form 8-K
------------------------------------------

(a)       EXHIBITS:

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



                                 10 of 12

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


21        Subsidiaries of the Company (filed as Exhibit 21 to the
          Company's Annual Report on Form 10-K dated June 30,
          1997, and incorporated herein by reference).


27        Financial Data Schedule.*

*Filed herewith


(b)       Reports on form 8-K.  None.



                                 11 of 12

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                PEERLESS MFG. CO.



Dated: November 13, 1998






     /s/Sherrill Stone                  /s/Paul W. Willey
     -----------------------            -----------------------
By:  Sherrill Stone                By:  Paul W. Willey
     Chairman, President and            Chief Financial Officer
     Chief Executive Officer






                                        /s/Kent J. Van Houten
                                        -----------------------
                                   By:  Kent J. Van Houten
                                        Controller

























                             12 of 12