Form 10-Q
period 1998-12-31
PEERLESS MANUFACTURING CO
filed 1999-02-12
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D. C.  20549

                                Form 10-Q


        (Mark One)
           x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          ____    SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1998

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ____    THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________


                        Commission File Number 0-5214
                                PEERLESS MFG. CO.
             (Exact name of registrant as specified in its charter)


          Texas                                       75-0724417
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  identification No.)


  2819 Walnut Hill Lane         Dallas, Texas            75229
  P. O. Box 540667              Dallas, Texas            75354
   (Address of principal executive offices)            (Zip code)

  Registrant's telephone number, including area code  (214) 357-6181

   	None
  Former name, former address and former fiscal year, if changed since last report.

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

             Class                    Outstanding at February 12, 1999
  Common stock, $1.00 par value              1,452,492 Shares

                          PEERLESS MFG. CO.

                               INDEX

                                                                        Page
                                                                       Number

Part I:   Financial Information

          Item 1: Consolidated Financial Statements

             Condensed Consolidated Balance Sheets for the
             periods ended December 31, 1998 and June 30, 1998.          3

             Condensed Consolidated Statements of Earnings for the
             three and six months ended December 31, 1998 and 1997.      4

             Condensed Consolidated Statements of Cash Flows for
             the six months ended December 31, 1998 and 1997.            5

             Notes to the Condensed Consolidated Financial Statements. 6 - 7

          Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                     8 - 11


Part II:  Other Information

            Legal Proceedings                                           12

            Exhibits and Reports                                      12 - 13

            Signatures                                                  14



                                  2 of 14

                                  PART  I
                            FINANCIAL INFORMATION
Item 1. Financial Statements

                              PEERLESS MFG. CO.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                               December 31,    June 30,
                                                   1998          1998
                                                (UNAUDITED     (AUDITED)
                                               ----------     ----------
Assets:
Current assets:
   Cash and cash equivalents                   $1,662,762       $428,482
   Short term investments                         268,065        268,065
   Accounts receivable-principally trade-net
    of allowance for doubtful accounts of
    $769,861 at December 31, 1998 and $806,200
    at June 30, 1998                           10,035,518     14,241,036
   Inventories:
      Raw materials                                991,38        973,906
      Work in process                           1,088,167      1,114,524
      Finished goods                              261,956        331,415
   Costs and earnings in excess of billings
    on uncompleted contracts                    1,913,862      1,838,641
   Deferred income taxes                          425,460        433,596
   Other                                          193,801        165,631
                                               ----------     ----------
      Total current assets                     16,840,975     19,795,296

Property, plant and equipment-at Cost, less
 accumulated depreciation                       1,488,702      1,506,465
Property held for investment-at Cost, less
 accumulated depreciation                         802,274        830,840
Other assets                                      669,202        623,620
                                               ----------     ----------
                                              $19,801,153    $22,756,221
                                               ==========     ==========

Liabilities and Stockholders' Equity:
Current liabilities:
   Notes payable                                       $0       $200,000
   Accounts payable-trade                       3,097,456      5,566,068
   Billings in excess of costs and
    earnings on uncompleted contracts             338,397         49,977
   Commissions payable                            995,774      1,205,391
   Accrued liabilities:
      Compensation                                453,554      1,499,443
      Warranty                                    547,683        434,588
      Other                                       555,690        366,408
                                               ----------     ----------
      Total current liabilities                 5,988,554      9,321,875

Deferred income taxes                              38,862         38,543

Stockholders' equity:
   Common stock-authorized 10,000,000 shares
    of $1 par value; issued and outstanding,
    1,457,492 shares                            1,457,492      1,457,492
   Additional paid-in capital                   2,583,701      2,583,701
   Unamortized value of restricted stock grants   (39,427)       (51,385)
   Cumulative foreign currency translation
    adjustment                                    (61,063)       (79,849)
   Retained earnings                            9,833,034      9,485,844
                                               ----------     ----------
                                               13,773,737     13,395,803
                                               ----------     ----------
                                              $19,801,153    $22,756,221
                                               ==========     ==========

  The accompanying notes are an integral part of these statements.

                                  3 of 14

                             PEERLESS MFG. CO.
                     CONDENSED STATEMENTS OF EARNINGS
                               (UNAUDITED)

                              Three Months Ended         Six Months Ended
                                 December 31,              December 31,
                              1998         1997          1998         1997
                           ----------   ----------    ----------   ----------
Revenues                  $10,931,835  $11,041,772   $20,301,525  $18,247,561
Cost of goods sold          7,295,692    7,278,267    13,722,263   11,893,871
                           ----------   ----------    ----------   ----------
      Gross profit          3,636,143    3,763,505     6,579,262    6,353,690

Operating expenses          2,729,934    2,808,416     5,321,089    5,319,887
                           ----------   ----------    ----------   ----------
      Operating income        906,209      955,089     1,258,173    1,033,803

Other income(expense)
   Interest income             16,679        6,871        23,673       15,404
   Interest expense              (954)     (11,790)      (18,898)     (14,586)
   Foreign exchange gains
    (losses)                  (65,851)     (21,902)      (93,355)     (50,984)
   Other, net                 (10,620)     (59,927)      (12,805)     (48,953)
                           ----------   ----------    ----------   ----------
                              (60,746)     (86,748)     (101,385)     (99,119)
                           ----------   ----------    ----------   ----------
Earnings from operations
   before Federal income tax  845,463      868,341     1,156,788      934,684

Federal income tax
   Current                    331,608      283,387       436,312      349,481
   Deferred                     2,037      (51,126)        8,905      (51,126)
                           ----------   ----------    ----------   ----------
                              333,645      232,261       445,217      298,355
                           ----------   ----------    ----------   ----------
Net earnings                  511,818      636,080       711,571      636,329
                           ==========   ==========    ==========   ==========
Basic and diluted earnings
 per share                      $0.35        $0.44         $0.49        $0.44
                           ==========   ==========    ==========   ==========

Basic weighted average
 shares                     1,457,492    1,451,992     1,457,492    1,451,992
Dilutive options                1,695        1,328         2,379        1,986
                           ----------   ----------    ----------   ----------
Adjusted weighted average
 shares                     1,459,187    1,453,320     1,459,871    1,453,978
                           ==========   ==========    ==========   ==========
Cash dividend per common
 share                         $0.125       $0.125        $0.250       $0.250
                           ==========   ==========    ==========   ==========

The accompanying notes are an integral part of these statements.

                                  4 of 14

                             PEERLESS MFG. CO.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                      For the six months ended
                                                            December 31,
                                                         1998         1997
                                                     ---------    ----------
Cash flows from operating activities:
  Net earnings                                      $  711,564   $   636,329
  Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                 172,953       177,166
         Other                                             698         7,686
         Changes in operating assets and liabilities
           Accounts receivable                       4,205,518       958,698
           Inventories                                  78,338      (868,915)
	   Cost and earnings in excess of billings
                 on uncompleted contracts              (75,221)    1,469,558
           Other current assets                        (20,034)       59,257
           Other assets                                (45,582)     (116,371)
           Accounts payable                         (2,468,612)   (1,898,972)
	   Billings in excess of costs and earnings
                 on uncompleted contracts              288,420      (315,447)
           Commissions payable                        (209,617)       81,765
           Accrued liabilities                        (743,193)       21,717
                                                     ---------    ----------
                                                     1,183,668      (423,858)
                                                     ---------    ----------
	   Net cash provided by (used in) operating
                 activities                          1,895,232       212,471

Cash flows from investing activities:
   Net sales (purchases) of short-term investments           0        (1,587)
   Net sales (purchases) of property and equipment    (115,364)     (195,972)
                                                     ---------    ----------
	   Net cash provided by (used in) investing
                 activities                           (115,364)     (197,559)

Cash flows from financing activities:
   Net change in short-term borrowings                (200,000)    1,550,000
   Dividends paid                                     (364,374)     (362,999)
                                                     ---------    ----------
           Net cash used in financing activities      (564,374)    1,187,001
Effect of exchange rate on cash and cash equivalents    18,786        15,598
                                                     ---------    ----------
	   Net increase (decrease) in cash and cash
                 equivalents                         1,234,280     1,217,511
Cash and cash equivalents at beginning of period       428,482       772,553
                                                     ---------    ----------
Cash and cash equivalents at end period             $1,662,762    $1,990,064
                                                     =========     =========

The accompanying notes are an integral part of these statements.

                                  5 of 14

                            PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Peerless Mfg. Co. and its subsidiaries (the "Company") have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 1998 and 1997, the Company's financial position at December 31, 1998 and June 30, 1998, and cash flows for the six months ended December 31, 1998 and 1997. These adjustments are of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report Form 10-K for the Fiscal year ended June 30, 1998 and the consolidated financial statements and notes thereto included in the Company's June 30, 1998, audited financial statements.


2. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Peerless Mfg. Co. designs and manufactures custom contracted pressure vessels and other products to customer specifications, sales of which are obtained by competitive bids and may result in material sales and profitability increases or decreases when comparing interim periods between years. The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process, which is normally less than one year. The percentage-of-completion method is used for significant long-term contracts.


3. The backlog of uncompleted orders and letters of intent at December 31, 1998 was approximately $25,000,000 as compared to a December 31, 1997 backlog of $26,800,000. Of the $25,000,000 backlog at December 31, 1998, approximately 75% is scheduled to be completed in the current fiscal year.


                                  6 of 14

4. The Company has formal agreements with NationsBank N.A. and Chase Bank of Texas N.A. for $3,500,000 each for an aggregate of $7,000,000 continuing lines of credit, renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. In addition, Chase Bank of Texas provided the Company a LIBOR rate option. As of December 31, 1998, the Company had nothing outstanding and $1,550,000 outstanding at December 31, 1997 against these lines of credit.


5. The Company consolidates the accounts of its wholly-owned foreign subsidiaries, Peerless Europe Limited and Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in the consolidation.


                                  7 of 14

Item 2.   Management's discussion and analysis of financial
-------   -------------------------------------------------
          condition and results of operations.
          ------------------------------------


                             PEERLESS MFG. CO.


  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
  Section 21E of the Securities Exchange Act of 1934. Such statements are subject to inherent risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in market conditions, increased competition, global and domestic economic conditions, or other factors. The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1998.


  Capital Resources and Liquidity
  -------------------------------

  As a general policy, the Company maintains corporate liquidity at a level adequate to support existing operations and planned internal growth, and to allow continued operations through periods of unanticipated adversity.

  Cash and equivalents increased $1,234,280 from June 30, 1998. Company operations provided $1,895,232 primarily from collecting accounts receivable of $4,205,518 and increasing billings in excess of costs by $288,420. These positive cash flows were partially offset by reducing accounts payable $2,468,612, commissions payable $209,617 and accrued liabilities $743,193. Uses of cash for the six months ended December 31, 1998 included capital expenditures of $115,364, dividend payments of $364,374 and repayment of short term borrowing of $200,000.

  The Company has historically and continues to finance plant expansion, equipment purchases, acquisitions and working capital requirements primarily through the retention of earnings, which is reflected by the absence of long-term debt in the Company's statement of financial position. In addition to retained earnings, the Company has from time to time used two short-term bank credit lines totaling $7,000,000 to supplement working capital. The Company currently has no material commitments for capital expenditures other than its established program of maintaining existing plant and equipment.

                                  8 of 14

  REVENUE: Revenue decreased to $10,931,835 for the three months ended December 31, 1998 from $11,041,772 for the three months ended December 31, 1997. For the six month period, revenues increased 11% to $20,301,525 for the six months ended December 31, 1998 from $18,247,561 for the six months ended December 31, 1997. Sales volumes continued to be firm for SCR products, filtration and separation products, nuclear steam dryers, commercial mist extractors, and other marine products, partially offset by reduced sales to Asian customers for the three and six months ended December 31, 1998 compared to the three and six months ended December 31, 1997.


  GROSS PROFIT: Gross profit at $3,636,143 for the three months ended December 31, 1998 was down 3.5% on slightly lower volume compared to the $3,763,505 earned for the three months ended December 31, 1997. For the six month period, gross profit increased 3.6% to $6,579,262 for the six months ended December 31, 1998 from $6,353,690 for the six months ended December 31, 1997. The $225,572 increase in gross profit is attributable to the increased sales revenue.


  OPERATING EXPENSES: Operating expenses decreased by 3% to $2,729,934 for the three months ended December 31, 1998 from $2,808,416 for the three months ended December 31, 1997. For the six months, operating expenses remained stable at $5,321,089 for the six months ended December 31, 1998 from $5,319,887 for the six months ended December 31, 1997.


  OTHER INCOME/(EXPENSE): The Company recognized net other expense of $60,000 and $101,000 for the three and six months ending December 31, 1998 for interest, foreign exchange losses and other expenses. These expenses compare favorably to the $87,000 and $99,000 net other expense reported for the three and six month periods ending December 1, 1997.


                                  9 of 14

  YEAR 2000 COMPLIANCE:

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

  As the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 Compliance issue. The Company began converting its information systems in 1996 through the purchase of a new information system that is already Year 2000 compliant. The Company has incurred approximately $450,000 to date in implementing this new system and expects to incur an additional $50,000 for future modifications, testing and services. Implementation is planned for the third quarter of Fiscal 1999 with testing to be done simultaneously. The vendor has assured management that the new system will be Year 2000 compliant. These cost and timing estimates are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources and the accuracy of third-party representations. However, there can be no guarantee that the estimates will be achieved and actual results could differ from those plans.

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

                                 10 of 14

  INTERNATIONAL MARKETS:

  The demand for our products in Southeast Asia has declined as a result of the current financial crisis there. However, some projects remain active in the region and we continue to aggressively pursue these opportunities as well as opportunities in Australia, where economic conditions continue to be positive. It is expected that the Brazilian financial crisis will have an adverse impact on the Company's results of operations.
  The Company cannot assess whether such impact will be material. Of significant concern is the competition with our products in Latin America from the Company's traditional competitors as well as local fabricators. We are attempting to counter these competitive threats with new technology as well as global sourcing of materials and labor.

  Our SCR environmental product line is experiencing growth opportunities in the healthy U.S. domestic market. The primary source of new SCR opportunities is the result of new gas turbine power electric generating facilities to fill the demand for electric power in the U.S. These projects use clean burning natural gas, creating opportunities for our gas cleaning equipment.

                                 11 of 14

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION

Item 1 -- Legal proceedings
---------------------------

     Reference is made to Form 10-K Annual Report, as amended,
     Item 3, Page 6, "Legal Proceedings" for the Fiscal year ended June 30, 1998. For the three months ended
     December 31, 1998 there were no new material proceedings filed against the Company.



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


                                 12 of 14

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


10(f) Seventh Amended and Restated Loan Agreement, dated as of December 12, 1998, between NationsBank of Texas,
          N.A. and the Company.*


10(g)     Amended and Restated Loan Agreement, dated as of
          December 12, 1998, by and between Chase Bank of Texas
          N.A, and the Company.*


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


                                 13 of 14

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                           PEERLESS MFG. CO.



Dated: February 12, 1999



 /s/ Sherrill Stone                /s/  Paul W. Willey
----------------------------       ----------------------------

By:  Sherrill Stone                By:  Paul W. Willey
     Chairman, President and            Chief Financial Officer
     Chief Executive Officer



                                   /s/  Kent J. Van Houten
                                   ----------------------------

                                   By:  Kent J. Van Houten
                                        Controller
                                        Chief Accounting Officer


                                 14 of 14