Form 10-Q
period 1999-03-31
PEERLESS MANUFACTURING CO
filed 1999-05-17
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                    Form 10-Q


        (Mark One)
           x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         ____
                  SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                           	Yes  xx     	No
                                   -----          -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at May 14, 1999
 Common stock, $1.00 par value                   1,452,492 Shares

                          PEERLESS MFG. CO.

                                INDEX



                                                                  Page
								 Number
                                                                 ------
Part I:  Financial Information

         Item 1: Consolidated Financial Statements

         Condensed Consolidated Balance Sheets for the
         periods ended March 31, 1999 and June 30, 1998.              3

         Condensed Consolidated Statements of Earnings for the
         three and nine months ended March 31, 1999 and 1998.         4

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended March 31, 1999 and 1998.               5

         Notes to the Condensed Consolidated Financial Statements.  6 - 7

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.               8 - 11


Part II: Other Information

         Legal Proceedings                                           12

         Exhibits and Reports                                      12 - 13

         Signatures                                                   14

				PART  I
			   FINANCIAL INFORMATION
Item 1. Financial Statements

			     PEERLESS MFG. CO.
		CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,     June 30,
                                                        1999          1998
                                                    ----------    ----------
Assets:                                              (UNAUDITED)    (AUDITED)
Current assets:
   Cash and cash equivalents                       $   607,543   $   428,482
   Short term investments                              268,065       268,065
   Accounts receivable-principally trade-net of
    allowance for doubtful accounts of $774,688 at
    March 31, 1999 and $806,200 at June 30, 1998    10,860,474    14,241,036
   Inventories:
      Raw materials                                    535,342       973,906
      Work in process                                1,278,201     1,114,524
      Finished goods                                   720,484       331,415
   Costs and earnings in excess of billings
    on uncompleted contracts                         3,337,479     1,838,641
   Deferred income taxes                               405,227       433,596
   Other                                               299,773       165,631
                                                    ----------    ----------
      Total current assets                          18,312,588    19,795,296

Property, plant and equipment-at Cost,
 less accumulated depreciation                       1,474,424     1,506,465
Property held for investment-at Cost,
 less accumulated depreciation                         802,274       830,840
Other assets                                           664,644       623,620
                                                    ----------    ----------
                                                   $21,253,930   $22,756,221
                                                    ==========    ==========

Liabilities and Stockholders' Equity:
Current liabilities:
   Notes payable                                   $         0   $   200,000
   Accounts payable-trade                            3,808,084     5,566,068
   Billings in excess of costs and earnings
    on uncompleted contracts                           139,982        49,977
   Commissions payable                               1,294,933     1,205,391
   Accrued liabilities:
      Compensation                                   1,041,931     1,499,443
      Warranty                                         624,182       434,588
      Other                                            446,916       366,408
                                                    ----------    ----------
      Total current liabilities                      7,356,028     9,321,875

Deferred income taxes                                   40,749        38,543

Stockholders' equity:
   Common stock-authorized 10,000,000 shares
    of $1 par value; issued and outstanding,
    1,452,492 shares                                 1,452,492     1,457,492
   Additional paid-in capital                        2,539,951     2,583,701
   Unamortized value of restricted stock grants        (10,698)      (51,385)
   Cumulative foreign currency translation
    adjustment                                         (89,644)      (79,849)
   Retained earnings                                 9,965,052     9,485,844
                                                    ----------    ----------
                                                    13,857,153    13,395,803
                                                    ----------    ----------
                                                   $21,253,930   $22,756,221
                                                    ==========    ==========

  The accompanying notes are an integral part of these statements.

                                  3 of 15

                               PEERLESS MFG. CO.
		       CONDENSED STATEMENTS OF EARNINGS
			          (UNAUDITED)

                                Three Months Ended        Nine Months Ended
                                    March 31,                 March 31,
                                1999         1998         1999         1998
                              ---------   ----------   ----------   ----------
Revenues                     $9,741,644  $10,419,822  $30,043,169  $28,667,383
Cost of goods sold            6,226,860    6,765,114   19,949,123   18,658,985
                              ---------   ----------   ----------   ----------
      Gross profit            3,514,784    3,654,708   10,094,046   10,008,398

Operating expenses            2,670,421    2,752,457    7,991,510    8,072,344
                              ---------   ----------   ----------   ----------
      Operating income          844,363      902,251    2,102,536    1,936,054

Other income(expense)
   Interest income               16,840        6,158       40,513       21,562
   Interest expense                   0       (9,503)     (18,898)     (24,089)
   Foreign exchange
    gains (losses)              (25,808)      (6,357)    (119,163)     (57,341)
   Other, net                   (59,802)      (9,178)     (72,607)     (58,131)
                              ---------   ----------   ----------   ----------
                                (68,770)     (18,880)    (170,155)    (117,999)
                              ---------   ----------   ----------   ----------
Earnings from operations
   before Federal income tax    775,593      883,371    1,932,381    1,818,055

Federal income tax
   Current                      261,746      349,747      698,058      699,228
   Deferred                      18,713      (31,582)      27,618      (82,708)
                              ---------   ----------   ----------   ----------
                                280,459      318,165      725,676      616,520
                              ---------   ----------   ----------   ----------
Net earnings                    495,134      565,206    1,206,705    1,201,535
                              =========    =========    =========    =========
Basic and diluted earnings
per share                      $   0.34   $     0.39   $     0.83   $     0.83
                              =========    =========    =========    =========

Basic weighted average shares 1,454,048    1,455,698    1,456,361    1,453,209
Dilutive options                    563        1,404        3,084        2,702
                              ---------   ----------   ----------   ----------
Adjusted weighted average
 shares                       1,454,611    1,457,102    1,459,445    1,455,911
                              =========    =========    =========    =========
Cash dividend per common
 share                       $    0.125   $    0.125   $    0.375   $    0.375
                              =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                                  4 of 15

                                PEERLESS MFG. CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the nine months ended
                                                             March 31,
                                                         1999         1998
                                                       ---------    ---------
Cash flows from operating activities
  Net earnings                                        $1,206,705   $1,201,535
  Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                   251,740      271,151
         Other                                           (19,323)      15,426
         Changes in operating assets and liabilities
           Accounts receivable                         3,380,562     (132,691)
           Inventories                                  (114,182)    (908,877)
	   Cost and earnings in excess of billings
                 on uncompleted contracts             (1,498,838)   1,558,468
           Other current assets                         (105,773)     101,081
           Other assets                                  (41,030)    (182,746)
           Accounts payable                           (1,757,246)  (1,891,119)
	   Billings in excess of costs and earnings
                 on uncompleted contracts                 90,005     (344,399)
           Commissions payable                            89,543      202,791
           Accrued liabilities                          (366,767)     620,503
                                                       ---------    ---------
                                                         (91,309)    (690,412)
                                                       ---------    ---------
  Net cash provided by (used in) operating activities  1,115,396      511,123

Cash flows from investing activities:
   Net sales (purchases) of short-term investments             0       (8,837)
   Net sales (purchases) of property and equipment      (180,605)    (222,115)
                                                       ---------    ---------
  Net cash provided by (used in) investing activities   (180,605)    (230,952)

Cash flows from financing activities:
   Net change in short-term borrowings                  (200,000)           0
   Proceeds from issuance of common stock                      0       24,523
   Dividends paid                                       (545,935)    (544,935)
                                                       ---------    ---------
 Net cash provided by (used in) financing activities    (745,935)    (520,412)
Effect of exchange rate on cash and cash equivalents      (9,795)       7,194
                                                       ---------    ---------
 Net increase (decrease) in cash and cash equivalents    179,061     (233,047)
Cash and cash equivalents at beginning of period         428,482      772,553
                                                       ---------    ---------
Cash and cash equivalents at end period               $  607,543   $  539,506
                                                       =========    =========

The accompanying notes are an integral part of these statements.

                                  5 of 14

                             PEERLESS MFG. CO.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Peerless Mfg. Co. and its subsidiaries (the "Company") have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 1999 and 1998, the Company's financial position at March 31, 1999, and June 30, 1998, and cash flows for the nine months ended March 31, 1999 and 1998. These adjustments are of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.


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


2. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Peerless Mfg. Co. designs and manufactures custom contracted pressure vessels and other products to customer specifications, sales of which are obtained by competitive bids and may result in material sales and profitability increases or decreases when comparing interim periods between years. The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process, which is normally less than one year. The percentage-of-completion method is used for long-term contracts.


3. The backlog of uncompleted orders and letters of intent at March 31, 1999 was approximately $25,500,000 as compared to a March 31, 1998 backlog of $29,000,000. Of the $25,500,000 backlog at March 31, 1999, approximately 50% is scheduled to be completed in the current fiscal year.

                                  6 of 14

4. The Company has formal agreements with Bank of America N.A., formerly NationsBank N.A., and Chase Bank of Texas N.A. for $3,500,000 each for an aggregate of $7,000,000 continuing lines of credit, renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and the Company is required to pay 1/4 of 1% per annum on the unused portion of the facility. In addition, Chase Bank of Texas provided the Company a LIBOR rate option. As of March 31, 1999 and 1998, the Company had nothing outstanding against these lines of credit.


5. The Company consolidates the accounts of its wholly-owned foreign subsidiaries, Peerless Europe Limited and Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in the consolidation.


                                  7 of 14

Item 2. Management's discussion and analysis of financial condition and results of operations.


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

     Cash and equivalents increased $179,061 from June 30, 1998. Net earnings of $1,206,705 and accounts receivable collections were $3,380,562. These positive cash flows were offset by reductions in cost and earnings in excess of billings on uncompleted contracts of $1,498,838, decreases in accounts payable of $1,757,246, capital expenditures of $180,605, dividend payments of $545,935 and repayment of short term borrowing of $200,000.

     The Company continues to finance plant expansion, equipment purchases, acquisitions and working capital requirements primarily through the retention of earnings, which is reflected by the absence of long-term debt in the Company's statement of financial position. In addition to retained earnings, the Company has from time to time used two short-term bank credit lines totaling $7,000,000 to supplement working capital. The Company currently has no material commitments for capital expenditures other than with respect to its established plant and equipment maintenance program.


                                  8 of 14

     REVENUE: Revenue decreased 6.5% to $9,741,644 for the three months ended March 31, 1999, from $10,419,822 for the three months ended March 31, 1998. For the nine month period ended March 31, 1999, revenues increased 5% to $30,043,169, from $28,667,383 for the nine months ended March 31, 1998. Sales volumes continued to be firm for SCR products, filtration and separation products, nuclear steam dryers, commercial mist extractors, and other marine products, partially offset by reduced sales of pressure vessels for the three and nine months ended March 31, 1999 compared to the three and nine months ended March 31, 1998.


     GROSS PROFIT: Gross profit at $3,514,784 for the three months ended March 31, 1999 was down 3.8% on lower volume compared to the $3,654,708 earned for the three months ended March 31, 1998. Gross profit increased approximately 1% to $10,094,046 for the nine months ended March 31, 1999 from $10,008,398 for the nine months ended March 31, 1998. The $85,648 increase in gross profit is attributable to increased sales revenue.


     OPERATING EXPENSES: Operating expenses decreased by 3% (as the result of reduced compensation based on lower income) to $2,670,421 for the three months ended March 31, 1999 from $2,752,457 for the three months ended March 31, 1998. For the nine month period, operating expenses remained stable at $7,991,510 for the nine months ended March 31, 1999 from $8,072,344 for the nine months ended March 31, 1998.


     OTHER INCOME/(EXPENSE): The Company recognized net other expenses of approximately $69,000 and $170,000 for the three and nine months ended March 31, 1999, for interest, foreign exchange losses and other expenses. These expenses compare unfavorably to the $19,000 and $118,000 net other expenses reported for the three and nine month periods ended March 31, 1998, and are primarily due to expenses incurred to settle an employee injury claim.

                                  9 of 14

     YEAR 2000 COMPLIANCE:

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as "the Year 2000 Compliance issue". As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     As the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 Compliance issue. The Company began converting its information systems in 1996 through the purchase of a new information system that is already Year 2000 compliant. The Company has incurred approximately $475,000 to date in implementing this new system and does not expect to incur any additional material costs to become year 2000 compliant. The system was implemented during the quarter ending March 31, 1999, and was successfully tested. Time sensitive schedules, purchase orders and invoices were successfully generated.

     The Company purchases computer hardware and software products from third parties for incorporation into the Company's products and these third-party products may be affected by the Year 2000 problem. There can be no guarantee that these products or the systems of other companies on which the Company's systems and operations rely will be timely converted or that the failure of these systems would not have an adverse effect on the Company's systems. The Company has advised its customers inquiring about this issue to contact the Company's vendors for Year 2000 information. The Company is in the process of consulting with such vendors in an effort to ascertain whether they have addressed the risk of Year 2000 problems in the systems currently used by the Company.

                                 10 of 14

     INTERNATIONAL MARKETS:

     Demand for the Company's products in Southeast Asia has declined as a result of the current financial situation there. However, recent economic reports indicate business activity is improving in this area.

     The competition from local fabricators and the Company's traditional competitors in Latin America has intensified during the recent period of depressed oil prices. The Company is attempting to address these trends with new technology and by utilizing less expensive global sources for materials and labor. Recently oil prices have improved and management anticipates increased demand for products utilized to process oil.

     SCR Products:

     Inquiries for the purchase of SCR environmental protection products have increased. As previously reported, new SCR opportunities are the result of the new gas turbine powered electric generating facilities being built to fill demand for electric power in the U.S. These projects require clean burning gas which in turn creates the opportunity to sell the Company's gas cleaning equipment. Coal fired electric power plants are also adding SCR products to comply with US Government mandated lower NOx emission levels.


                                 11 of 14

                             PEERLESS MFG. CO.

                                  PART II

                             OTHER INFORMATION


Item 1 -- Legal proceedings

     Reference is made to Form 10-K Annual Report, as amended,
     Item 3, Page 6, "Legal Proceedings" for the Fiscal year ended June 30, 1998. For the three months ended
     March 31, 1999 there were no material developments or new proceedings filed against the Company.


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


10(f) Seventh Amended and Restated Loan Agreement, dated as of December 12, 1998, between Bank of America N.A., formerly NationsBank of Texas, N.A., and the Company (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q, dated December 31, 1998 and incorporated herein by reference).


10(g)     Amended and Restated Loan Agreement, dated as of
          December 12, 1998, by and between Chase Bank of Texas
          N.A, and the Company (Filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q, dated December
          21, 1998 and incorporated herein by reference).


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

* Filed herewith


(b)       Reports on form 8-K.  None.

                                 13 of 14

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                PEERLESS MFG. CO.



     Dated: May 14, 1999



      /s/ Sherrill Stone                /s/  Paul W. Willey
     ----------------------------       ----------------------------
     By:  Sherrill Stone                By:  Paul W. Willey
          Chairman, President and            Chief Financial Officer
          Chief Executive Officer



                                   /s/  Kent J. Van Houten
                                   -----------------------
                                   By:  Kent J. Van Houten
                                        Controller
                                        Chief Accounting Officer




                                 14 of 14