Form 10-K405
period 1999-06-30
PEERLESS MANUFACTURING CO
filed 1999-09-28
CIK 76954

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

  For the fiscal year ended June 30, 1999
                                    OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       At September 21, 1999, Peerless Mfg. Co. had 1,452,492 shares of common stock, $1.00 par value outstanding. The aggregate market value of the registrant's common stock on September 21, 1999 (based upon the closing price of these shares on Nasdaq) held by non-affiliates was approximately $13,200,000.

                   DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on or about November 18, 1999 (to be filed) are incorporated by reference into Part III of this Form 10-K.

                            TABLE OF CONTENTS

  Item                                                          Page
  ----                                                          ----
  PART I

       1    Business..............................................1

       2    Properties............................................5

       3    Legal Proceedings.....................................5

       4    Submission of Matters to a Vote
              of Security Holders ................................5

  PART II

       5    Market for Registrant's Common Equity and
              Related Stockholder Matters ........................5

       6    Selected Financial Data...............................6

       7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................6

       8    Financial Statements and Supplementary Data..........12

       9    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ............43

  PART III

       10   Directors and Executive Officers of
              the Registrant ....................................43

       11   Executive Compensation...............................43

       12   Security Ownership of Certain Beneficial
              Owners and Management .............................43

       13   Certain Relationships and Related
              Transactions ......................................43

  PART IV

       14   Exhibits, Financial Statement Schedule,
              and Reports on Form 8-K ...........................44

                                  PART I


  ITEM 1.   BUSINESS.

       Peerless Mfg. Co. (the "Registrant", "Peerless" or "we," "us" or "our") was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. We have wholly-owned subsidiaries in the Netherlands, the United Kingdom and Barbados.

  Products and Operations

       We are engaged in the business of designing, engineering, manufacturing and selling highly specialized products, referred to as "separators" or "filters," which are used for a variety of purposes in cleaning gases and liquids as they move through a piping system. We package these products on skids complete with instruments, controls and related valves and piping. These products are used primarily to remove solid and liquid contaminants from natural gas, and salt water aerosols from the combustion intake air of ship board gas turbine and diesel engines.

       We also design, engineer, manufacture and sell specialized products known as "pulsation dampeners," which are used primarily to reduce or eliminate vibrations caused by acoustical pulsations commonly found in piping connected to reciprocating compressors. Pulsation dampeners reduce noise levels, improve efficiency and prolong the life of piping systems.

       Our products are also used as components in selective catalytic reduction systems. Selective catalytic reduction equipment is used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as gasoline, natural gas and oil. Additionally, we sell gas odorization equipment, quick-opening closures, parts for our products and other miscellaneous items and render certain engineering services.

       Although we manufacture and stock a limited number of items of equipment for immediate delivery, the vast majority of our products are designed and constructed for specific customer requirements or specifications. In certain cases, our products and components are designed by us but produced by subcontractors under our supervision.

       We market our products worldwide through manufacturers' representatives, who sell on a commission basis under the general direction of an officer of Peerless. We also sell products directly to customers.

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

       We are not dependent upon any single customer or group of customers. The custom-designed nature of our business and the nature of the products cause year to year variance in our major customers. No customer accounted for 10% or more of our revenues during fiscal years 1999 and 1998. During fiscal 1997, one customer accounted for 12% of revenues.

       Sales to international customers have been a part of our business for more than forty years. During fiscal 1999, foreign sales amounted to $18 million, or 44% of total consolidated revenue, compared to sales of $27 million, or 63% of total consolidated revenue, during fiscal 1998. Sales in Asia were approximately $2 million, or 5% of net sales in fiscal 1999, compared to approximately $7 million or 17% of net sales in fiscal 1998. The custom-designed and project-specific nature of our products enables us to sell to any geographic region.

       Our international sales involve certain risks. Foreign purchasers may default in the payment of amounts due, causing collection on an international account to be more difficult than for a domestic account. Foreign exchange rates may fluctuate adversely affecting us and the U.S. and/or foreign governments may impose regulatory burdens upon exports and imports of our products. We also incur greater expenses on foreign sales because of added selling expenses incurred in other countries. To date, we have not incurred substantial expenses related to these risks.

       We have reduced our credit and collection risks because a substantial part of foreign sales are made to large, well-established international companies and/or to international operations of domestic companies. When sales are made to smaller international enterprises, we generally require progress payments or an appropriate guarantee of payment, such as a letter of credit from a banking institution. We attempt to minimize the risks of fluctuating currency exchange rates by requiring payment in U.S. dollars (or in the functional currency of our foreign subsidiaries) for most of our foreign product sales. We hedge against substantial exposures that we may have to currency fluctuations.

  Backlog

       Our  backlog  of   incomplete  orders  at   June  30,  1999   was
  approximately $29 million compared to approximately $22 million at June 30, 1998. Backlog has been calculated under our normal practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled.

  Competition

       There are many competitors, both larger and smaller than us, in the manufacturing and selling of separators, filters and pulsation dampeners. Management believes that performance, reliability and warranty service are the prime competitive factors in our markets. We believe that we strongly compete in these areas and have become a world leader in sales of custom-built separators, filters and pulsation dampeners.

  Patents, Licenses and Product Development

       We consider our company to be a world leader in the technology required to design and apply our high efficiency vapor/liquid separation and filtration equipment. We believe that we are also a leader in the design, manufacture and application of high efficiency pulsation dampeners for reciprocating compressors, and in the production of selective catalytic reduction component equipment. Our expenditures for new product development and improvements were approximately $667,000 in fiscal 1999 and $580,000 in fiscal 1998. We expect product development expenditures to be approximately $650,000 in fiscal 2000.

       We have existing patents and patent applications pending on some of our products and processes that are important to our business.
  These include patents on vane designs, separator profiles, marine/separator filtration systems and pressure testing capabilities. In addition, most of our products are proprietary and are sold utilizing our proven technology and knowledge of the applications. However, other companies are marketing competitive products that may not infringe upon our patents and there can be no assurance that other companies won't sell products similar to our proprietary products.

       In 1992, we shifted our emphasis from licensing our foreign sales to a strategy of focusing on direct international marketing through our Singapore sales branch and European subsidiaries, Peerless Europe B.V. and Peerless Europe Ltd. We also derive royalty income from license arrangements in France and England and engineering fees on certain projects. Royalty and engineering fee revenues, which are included in net sales, were $1,828,000 in fiscal 1998. No royalty or engineering fees were received in fiscal 1999.

  Employees

       At June 30, 1999, Peerless and its subsidiaries had approximately 190 employees.

  Raw Materials

       We purchase raw materials and component parts essential to our business from established sources and have not experienced any unusual problems in purchasing required materials and parts. We believe that raw materials and component parts will be available in sufficient quantities to meet anticipated demand. However, there can be no assurance that we will continue to find our raw materials in quantities or at prices satisfactory to us.

  Environmental Regulation

       We do not believe that our compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or our competitive position. Our manufacturing processes do not emit substantial foreign substances into the environment. Regulations related to nitrogen oxide (NOx) emissions have in the past resulted in increased sales of our component parts for selective catalytic reduction equipment.

  Market Risk

       Although we generally require payment in U.S. dollars on our international projects, we sometimes conduct business in foreign currencies and are subject to foreign currency exchange rate risk on cash flows related to such transactions. We make very limited use of currency exchange contracts to reduce the risk of adverse foreign currency movements related to certain foreign currency transactions. Exposure from market rate fluctuations related to these contracts is not material.

  Executive Officers

       Our executive officers on September 16, 1999 are listed below. Each of these officers has been employed by Peerless for at least five years in the same position or a similar capacity, except as noted:

            Name and Age          Position
            ------------          --------
          Sherrill Stone, 62    Chairman of the Board,
                                President and Chief
                                Executive Officer (1)

          G. D. Cornwell, 55    Sr. Vice President (2)


          Paul W. Willey, 61    Chief Financial Officer,
                                Treasurer and Secretary (3)

          Ray Muzyka,     61    Vice President (4)

  ____________________

  (1) Mr. Stone is responsible for formulation of corporate policy, investment and new business opportunities. Mr. Stone assumed the duties of Chairman of the Board and Chief Executive Officer on March 31, 1993.

  (2) Mr. Cornwell is responsible for purchasing, estimating, and quality control operations.

  (3)  Mr. Willey is  responsible for financial  administration and  has
       been employed by us  since March 25, 1998.   He was Treasurer  of
       Dresser Industries, Inc. from 1983 to 1997.

  (4) Mr. Muzyka is responsible for the pressure product vessel sales effort in Canada and the United States.

  ITEM 2.   PROPERTIES.

       We own our principal executive offices located in Dallas, Texas, which include office, warehouse and manufacturing facilities. Approximately 4,000 square feet of space is used for executive and sales offices, 3,600 square feet used for research and development and 35,000 square feet of a 40,000 square foot building located on the same site is used for administrative, engineering and drafting offices. The remaining portion of this building is leased to a third party. We own approximately 21,600 additional square feet of manufacturing facilities in Denton, Texas, approximately 29,000 square feet of manufacturing facilities in Carrollton, Texas, and approximately 80,000 square feet of manufacturing facilities in Dallas, Texas. We believe that our office and manufacturing facilities are adequate and suitable for our present requirements. Future needs can be met by building manufacturing facilities at the Denton, Texas location, where space is available for expansion.

  ITEM 3.   LEGAL PROCEEDINGS.

       We are involved in various legal proceedings arising in the ordinary course of business that are not material to our financial condition.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                               PART II

  ITEM 5.   MARKET  FOR   REGISTRANT'S   COMMON   EQUITY   AND   RELATED
            STOCKHOLDER MATTERS.

       Our Common Stock is listed on the Nasdaq Stock Market's National Market under the symbol PMFG. Our Board of Directors reviews our financial position periodically to determine the advisability of paying dividends. The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for our Common Stock as reported by Nasdaq Stock Market's National Market and cash dividends paid per share.

    Quarter Ended:            Closing Bid Prices   Cash Dividends
                                 High      Low        Per Share
                                ------    ------        -----
    Fiscal 1998
    September 30, 1997         $15-1/2   $12            $.125
    December 31, 1997           13-5/8     9-7/8         .125
    March 31, 1998              12-1/2    10-1/8         .125
    June 30, 1998               13-1/2    11-3/8         .125

    Fiscal 1999
    September 30, 1998         $15-3/8   $10            $.125
    December 31, 1998           13         9             .125
    March 31, 1999              11-1/4     9-5/16        .125
    June 30, 1999               11-1/8     8-3/4         .125

       There were 198 record holders of our Common Stock on August 13, 1999. We estimate that approximately 700 additional shareholders own shares in broker names.

  ITEM 6.   SELECTED FINANCIAL DATA

       The  following  selected  financial   data  should  be  read   in
  conjunction with Consolidated Financial Statements and related Notes included in this report.

                                         Year ended June 30
                    1999         1998        1997          1996         1995
                 ----------   ----------  ----------    ----------   ----------

Net sales       $40,568,443  $43,455,136 $41,486,492   $33,643,998  $32,089,132

Gross profit     14,271,719   15,239,806  11,525,289    10,213,237   10,583,128

Earnings before
 income taxes     2,845,570    3,522,138     537,996     1,182,148    1,908,661

Net earnings    $ 1,849,570  $ 2,449,561 $   537,416   $   789,721  $ 1,226,246
                 ==========   ==========  ==========    ==========   ==========
Earnings per
 common share-
 basic and
 diluted              $1.27        $1.68        $.37          $.55         $.85
                       ====         ====         ===           ===          ===

Total assets    $23,478,772  $23,756,221 $19,046,720   $18,191,426  $17,156,055
                 ==========   ==========  ==========    ==========   ==========
Long-term
obligations             ---         ---          ---           ---          ---

Cash dividend
 per common
 share          $       .50  $       .50 $       .50   $       .50  $       .50
                 ==========   ==========  ==========    ==========   ==========


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity And Capital Resources

       We believe that we maintain corporate liquidity adequate to support existing operations and planned growth, as well as continue operations during reasonable periods of unanticipated adversity.
  Management directs additional resources to strategic new product development, market expansion and continuing improvement of existing products to enhance our position as a market leader and to promote planned internal growth and profitability.

       We have historically financed, and continue to finance, working capital requirements, expansion, equipment purchases or acquisitions primarily through the retention of earnings, which is reflected by the absence of long-term debt on our consolidated balance sheet. In addition to retained earnings, we have used short term bank credit lines of $7,000,000 to supplement working capital. We believe that these sources will be sufficient to satisfy our needs in the foreseeable future. During fiscal 1999 and fiscal 1998, it was necessary for us to use our short-term bank credit lines in order to finance a temporary shortfall in working capital. At June 30, 1999, we had no debt outstanding under our credit lines. We pay an annual commitment fee of 0.25% of the unused balance under the credit lines. We have no material commitments for capital expenditures other than replacing equipment and maintaining our existing plants and equipment. During fiscal 1999 we purchased fixed assets totaling $233,000, consisting primarily of replacement manufacturing equipment, computer hardware and software, office equipment and building improvements. This is compared to purchases of $262,000 during fiscal 1998.

       Working capital was $11,500,000 at June 30, 1999, up from $10,500,000 at June 30, 1998, an increase of 9.5%. This increase was due primarily to increased cost and earnings in excess of billings in fiscal 1999 compared to fiscal 1998.

       The following table sets forth certain information related to working capital for our last three fiscal years:

                                       1999       1998      1997
                                       ----       ----      ----
       Average working capital as a
       percentage of net sales         25.9%      20.5%     20.8%

       Annual accounts receivable
         turnover(1)                    3.8        5.0       4.3

       Annual inventory turnover(2)     6.2        6.3       6.6


  (1) Annual accounts receivable turnover is computed by dividing annual net sales by the average monthly accounts receivable.

  (2) Annual inventory turnover is computed by dividing the cost of goods sold by the average monthly inventory and contract costs.

       The average working capital as a percentage of net sales increased as a function of increased working capital of approximately $1,000,000 and a decreased sales volume of approximately $2,900,000 reported in fiscal 1999 over fiscal 1998. The decrease in annual accounts receivable turnover was caused primarily by international customers who slowed payments to us. We are intensifying our efforts to improve collection. Average inventory turnover has stabilized at
  6.2 in fiscal 1999. Peerless management continues to monitor and streamline our receivable collection and inventory purchasing procedures to maximize cash flow.

  Results of Operations

       The following table sets forth various measures of performance expressed as percentages of net sales for our last three fiscal years, as well as our effective income tax rate for the same periods:

                                   1999        1998        1997
                                   ----        ----        ----
  Gross profit margin              35.2%       35.1%       27.8%

  Operating expenses               27.8%       26.7%       26.8%

  Earnings before income taxes     7.0%        8.1%        1.3%

  Effective income tax rate        35.0%       30.5%       0.1%


       Inflation did not have a material impact on our operating results during the last three fiscal years.

  Comparison of Fiscal 1999 to Fiscal 1998

  Net Sales

       Our net sales decreased approximately $2,887,000, or 6.6%, from $43,455,000 to $40,568.000. Domestic sales increased 39.6% from $16,181,000 in fiscal 1998 to $22,593,000 in fiscal 1999. Foreign sales decreased 34.1% from $27,274,000  in fiscal 1998 to  $17,975,000 in fiscal 1999. The decrease in international sales resulted primarily from reduced sales realized in Asia.

       Our backlog of unfilled orders increased from $22,000,000 at June 30, 1998 to $29,000,000 at June 30, 1999.

  Gross Profit Margin

       Our gross profit margin increased slightly from 35.1% of net sales in fiscal 1998 to 35.2% of net sales in fiscal 1999.

  Operating Expenses

       Operating Expenses decreased 2.6% from $11,595,000 in fiscal 1998 to $11,293,000 in fiscal 1999. This decrease in operating expense was primarily due to decreased sales in fiscal 1999. However, operating expenses as a percent of sales increased slightly from 26.7% in fiscal 1998 compared to 27.8% in fiscal 1999.

  Income Tax

       Our effective tax rate was 35.0% in fiscal 1999 compared to 30.5% in fiscal 1998. For a further discussion of our federal income taxes, see Note H to our Financial Statements.

  Comparison of Fiscal 1998 to Fiscal 1997

  Net Sales

       Our net sales increased approximately $1,969,000, or 4.7%, from $41,486,000 in fiscal 1997 to $43,455,000 in fiscal 1998. Domestic sales increased 1.9% from $15,881,000 in fiscal 1997 to $16,181,000 in fiscal 1998. Foreign sales increased 6.5% from $25,605,000 in fiscal 1997 to $27,274,000 in fiscal 1998. The increase in international sales resulted primarily from additional sales realized in Canada and South America.

       Our backlog of unfilled orders increased from $20,000,000 at June 30, 1997 to $22,000,000 at June 30, 1998.

  Gross Profit Margin

       Our gross  profit margin  increased from  27.8% of  net sales  in fiscal 1997 to 35.1% of net sales in fiscal 1998. The increase resulted from a relative increase in engineering revenues in fiscal 1998 versus fiscal 1997. Such revenues provide a higher gross profit margin. Revenues from engineering fees with higher gross profit margins increased approximately 400% from $359,000 in fiscal 1997 to $1,828,000 in fiscal 1998.

  Operating Expenses

       Operating expenses increased 4.3% from $11,118,000 in fiscal 1997 to $11,595,000 in fiscal 1998. This increase in operating expenses was primarily due to increased sales in fiscal 1998. However, operating expenses as a percent of sales were comparable at 26.8% in fiscal 1997 compared to 26.7% in fiscal 1998.

  Income Tax

       Our effective income tax rate was 30.5% in fiscal 1998 compared to 0.1% in fiscal 1997. Foreign deferred tax benefits, which offset domestic tax expenses, were not available to us in fiscal 1998 as they were in fiscal 1997. For a further discussion of our federal income taxes, see Note H to our Consolidated Financial Statements.

  Year 2000 Compliance

       The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as "the Year 2000 Compliance issue". As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

       As the case with most other companies using computers in their operations, we are in the process of addressing the Year 2000 Compliance issue. We began converting our information systems in 1996 through the purchase of a new information system that is already Year 2000 compliant. We have incurred and expensed approximately $150,000 through June 30, 1999 for remediation costs associated with our Year 2000 compliance activities and we expect to incur and expense an additional $20,000 in the future to remediate our information systems and to write off unamortized costs for systems replaced. In addition to these remediation costs expensed, we have also capitalized approximately $340,000 of capital expenditures through June 30, 1999 for the replacement and upgrading of purchased software and hardware for our existing systems. Our new system was implemented during the quarter ending March 31, 1999, and was successfully tested. Time sensitive schedules, purchase orders and invoices were successfully generated.

       We purchase computer hardware and software products from third parties for incorporation into our products and these third-party products may be affected by the Year 2000 problem. There can be no guarantee that these products or the systems of other companies on which our systems and operations rely will be timely converted or that the failure of these systems would not have an adverse effect on our systems. We have advised our customers inquiring about this issue to contact our vendors for Year 2000 information. We are in the process of consulting with such vendors in an effort to ascertain whether they have addressed the risk of Year 2000 problems in the systems we currently use.

       We believe that all Year 2000 remediation efforts for our businesses will be completed on time and within budget estimates. Should any critical service providers, suppliers or customers be unable to achieve timely compliance, there may be an adverse impact on our operations. Our current assessment of risks, based on the most reasonable worst case scenario, is that there will be no significant adverse impact on our operations or financial performance. We believe that if any disruption to operations does occur, it will be isolated and/or short-term in duration.

  Sales in Southeast Asia

       Demand for our products in Southeast Asia has declined as a result of the recent financial situation there. However, economic reports indicate business activity may be improving in Southeast Asia.

  Outlooks and Uncertainties

       This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements refer to events that could occur in the future or may be identified by the use of words such as "expect," "intend," "plan," "believe," correlative words, and other expressions indicating that future events are contemplated and may be included in our business description or in Management's Discussion and Analysis of Results of Operations and Financial Condition, among other places. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Annual Report on Form 10-K. In addition to the other information contained in this Annual Report on Form 10-K, investors should carefully consider the following risk
  factors.    We  do  not   undertake  to  update  any   forward-looking
  statements.

       Competition. We operate in highly competitive markets worldwide. We compete with manufacturers and sellers of separators, filters and pulsation dampeners, some of which are larger than us and have greater financial resources. In addition, several smaller manufacturers also produce custom-designed equipment that is competitive with our specialized products and services. There can be no assurance that we will be able to compete successfully with current or future competitors.

       International Operations. We derive a significant portion of revenues from international sales, particularly in Asia. Economic conditions across international regions could materially and adversely affect us. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by political developments and foreign laws and regulations, such as forced divestiture of assets, restrictions on production, imports and exports, price controls, tax cancellation of contract rights and environmental regulations. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable.

       Further, foreign purchasers may default in the payment of amounts due, causing collection on an international account to be more difficult than for a domestic account. Foreign exchange rates may fluctuate adversely affecting us and the U.S. and/or foreign governments may impose regulatory burdens upon exports and imports of our products. We also incur greater expenses on foreign sales because of added selling expense incurred in other countries. The occurrence of any one or more of the foregoing could adversely affect our operations.

     Concentrations of Credit Risk. We continue to closely monitor the creditworthiness of our customers and have not experienced significant credit losses to date. A significant portion of our sales are to customers whose activities are related to the oil and gas industry, including some who are located in other countries. We generally extend credit to these customers. Our exposure to credit risk is affected by conditions within the oil and gas industry. When sales are made to smaller international enterprises, we generally require progress payments or an appropriate guarantee of payment, such as a letter of credit from a banking institution.

       Backlog. Our backlog represents incomplete customer orders. We have historically completed and shipped virtually all of the backlog. However, customers may cancel outstanding orders prior to their completion. In such cases, we would not recognize revenues for canceled orders. We have contractual protection to recover from our customers our costs related to canceled orders.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Index to Financial Statements

                                                               Page

  REPORT OF INDEPENDENT CERTIFIED PUBLIC
       ACCOUNTANTS ...........................................  17

  CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1999 AND 1998.......  18

  CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS
       ENDED JUNE 30, 1999, 1998 AND 1997.....................  20

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY FOR THE YEARS ENDED JUNE 30, 1999,
       1998 AND 1997..........................................  21

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
       ENDED JUNE 30, 1999, 1998 AND 1997.....................  23

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
       YEARS ENDED JUNE 30, 1999, 1998 AND 1997...............  25

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       ON SCHEDULE............................................  36

  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.............  37

            Report of Independent Certified Public Accountants




  Board of Directors
  Peerless Mfg. Co.


  We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and Subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


  GRANT THORNTON LLP

  Dallas, Texas
  September 10, 1999

                 Peerless Mfg. Co. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
                               June 30,




                      ASSETS                       1999         1998
                                               ----------   ----------
  CURRENT ASSETS
   Cash and cash equivalents                  $   210,866  $   428,482
   Short-term investments                         273,343      268,065
   Accounts receivable - principally trade,
    net of allowance for uncollectible
    accounts of $685,330 and $806,200 in
    1999 and 1998, respectively                12,195,037   14,241,036
   Inventories                                  3,730,970    2,419,845
   Costs and earnings in excess of billings
    on uncompleted contracts                    3,268,181    1,838,641
   Deferred income taxes                              -        433,596
   Other                                          777,635      165,631
                                               ----------   ----------
                Total current assets           20,456,032   19,795,296

  PROPERTY, PLANT AND EQUIPMENT - AT COST,
      less accumulated depreciation             2,102,546    2,268,405

  DEFERRED INCOME TAXES                            59,613          -

  OTHER ASSETS                                    860,581      692,520
                                               ----------   ----------
                                              $23,478,772  $22,756,221
                                               ==========   ==========

                 Peerless Mfg. Co. and Subsidiaries
               CONSOLIDATED BALANCE SHEETS - CONTINUED
                              June 30,




     LIABILITIES AND STOCKHOLDERS' EQUITY          1999         1998
                                               ----------   ----------
  CURRENT LIABILITIES
      Accounts payable - trade                $ 5,626,058  $ 5,566,068
      Notes payable                                   -        200,000
      Billings in excess of costs and
       earnings on uncompleted contracts          572,970       49,977
      Commissions payable                       1,204,584    1,205,391
      Accrued expenses
          Compensation                          1,188,165    1,499,443
          Warranty reserve                        313,773      434,588
          Deferred income taxes                    42,736          -
          Other                                    38,669      366,408
                                               ----------   ----------
                Total current liabilities       8,986,955    9,321,875

  DEFERRED INCOME TAXES                               -         38,543

  COMMITMENTS                                         -            -

  STOCKHOLDERS' EQUITY
   Common stock - authorized, 10,000,000
    shares of $1 par value; issued and
    outstanding, 1,452,492 and 1,457,492
    shares in 1999 and 1998, respectively       1,452,492    1,457,492
      Additional paid-in capital                2,539,951    2,583,701
      Unamortized value of restricted
       stock grants                                (4,719)     (51,385)
      Accumulated other comprehensive
       income (loss)                             (103,824)     (79,849)
      Retained earnings                        10,607,917    9,485,844
                                               ----------   ----------
                                               14,491,817   13,395,803
                                               ----------   ----------
                                              $23,478,772  $22,756,221
                                               ==========   ==========


     The accompanying notes are an integral part of these statements.


                 Peerless Mfg. Co. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF EARNINGS
                         Year ended June 30,



                                         1999         1998         1997
                                     ----------   ----------   ----------
  Net sales                         $40,568,443  $43,455,136  $41,486,492

  Cost of goods sold                 26,296,724   28,215,330   29,961,203
                                     ----------   ----------   ----------
            Gross profit             14,271,719   15,239,806   11,525,289

  Operating expenses
   Marketing and engineering          8,630,962    8,932,180    9,129,347
   General and administrative         2,662,289    2,662,725    1,988,618
                                     ----------   ----------   ----------
                                     11,293,251   11,594,905   11,117,965
                                     ----------   ----------   ----------
            Operating profit          2,978,468    3,644,901      407,324

  Other income (expense)
   Interest income                       58,987       34,055       24,687
   Interest expense                     (23,696)     (27,430)     (55,475)
   Foreign exchange gains (losses)     (118,866)     (90,050)     103,583
   Other, net                           (49,323)     (39,338)      57,877
                                     ----------   ----------   ----------
                                       (132,898)    (122,763)     130,672
                                     ----------   ----------   ----------
       Earnings before income taxes   2,845,570    3,522,138      537,996

  Income tax expense (benefit)
   Current                              617,824    1,262,998       65,766
   Deferred                             378,176     (190,421)     (65,186)
                                     ----------   ----------   ----------
                                        996,000    1,072,577          580
                                     ----------   ----------   ----------
            NET EARNINGS            $ 1,849,570  $ 2,449,561  $   537,416
                                     ==========   ==========   ==========
  Earnings per common share - basic
   and diluted                            $1.27        $1.68         $.37
                                           ====         ====          ===


     The accompanying notes are an integral part of these statements.

                            Peerless Mfg. Co. and Subsidiaries
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          Unamortized   Accumulated
                                              Additional    value of      other
                                     Common    paid-in     restricted  comprehensive     Retained
                                      stock    capital    stock grants income (loss)     earnings      Total
                                    ---------  ---------     -------     ---------     -----------   ----------
  Balances as of July 1, 1996       1,446,742 $2,489,879    $(33,750)   $   23,842    $  7,953,143  $11,879,856

  Comprehensive income
   Net earnings                           -          -           -             -           537,416      537,416
   Foreign currency translation
    adjustment                            -          -           -        (117,786)            -       (117,786)

       Total comprehensive income                                                          419,630

  Issuance of 8,000 shares of
   common stock                         8,000     72,250     (80,250)          -               -            -
  Forfeiture of 4,000 shares of
   common stock                        (4,000)   (38,750)     42,750           -               -            -
  Stock options exercised               1,250     10,312         -             -               -         11,562
  Cash dividends paid
   ($.50 per share)                       -          -           -             -          (727,149)    (727,149)
  Cash dividends declared
   ($.125 per share)                      -          -           -             -          (182,624)    (182,624)
  Amortization of restricted
   stock grants                           -          -        26,625           -              -          26,625
  Income tax benefit related to
   restricted stock plans                 -        1,530        -              -              -           1,530
                                    ---------  ---------     -------     ---------     -----------   ----------
  Balances as of June 30, 1997      1,451,992  2,535,221     (44,625)      (93,944)      7,580,786   11,429,430

  Comprehensive income
   Net earnings                           -          -           -             -         2,449,561    2,449,561
   Foreign currency translation
    adjustment                            -          -           -          14,095             -         14,095
                                                                                                     ----------
     Total comprehensive income                                                                       2,463,656

  Issuance of 3,000 shares of
   common stock                         3,000     28,875     (31,875)          -               -            -
  Stock options exercised               2,500     20,625         -             -               -         23,125
  Cash dividends ($.375 per share)        -          -           -             -          (544,503)    (544,503)
  Amortization of restricted
   stock grants                           -          -        25,115           -               -         25,115
  Income tax expense related to
   restricted stock plans                 -       (1,020)        -             -               -         (1,020)
                                    ---------  ---------     -------     ---------     -----------   ----------
  Balances as of June 30, 1998      1,457,492  2,583,701     (51,385)      (79,849)      9,485,844   13,395,803



                             Peerless Mfg. Co. and Subsidiaries
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED


                                                          Unamortized   Accumulated
                                              Additional    value of      other
                                     Common    paid-in     restricted  comprehensive     Retained
                                      stock    capital    stock grants income (loss)     earnings      Total
                                    ---------  ---------     -------     ---------     -----------   ----------
  Comprehensive income
   Net earnings                           -   $     -       $    -      $      -      $  1,849,570  $ 1,849,570
   Foreign currency translation
    adjustment                            -         -            -         (23,975)                     (23,975)
                                                                                                     ----------
        Total comprehensive income                                                                    1,825,595

  Cash dividends paid
   ($.50 per share)                       -         -            -             -          (727,497)    (727,497)
  Forfeiture of restricted
   stock grant                         (5,000)  (43,750)      29,250           -               -        (19,500)
  Amortization of restricted
   stock grants                           -         -         17,416           -               -         17,416
                                    ---------  ---------     -------     ---------     -----------   ----------
  Balance at June 30, 1999          1,452,492 $2,539,951    $ (4,719)   $ (103,824)   $ 10,607,917  $14,491,817
                                    =========  =========     =======     =========     ===========   ==========



             The accompanying notes are an integral part of this statement.


                 Peerless Mfg. Co. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Year ended June 30,


                                             1999         1998         1997
                                         ----------   ----------   ----------
  Cash flows from operating activities
   Net earnings                         $ 1,849,570  $ 2,449,561  $   537,416
   Adjustments to reconcile net
    earnings to net cash provided by
    (used in) operating activities
       Depreciation and amortization        413,026      379,752      370,526
       Deferred income taxes                378,176     (190,421)     (65,186)
       Foreign exchange loss (gain)         118,886       90,050     (103,583)
       Other                                (34,160)      (1,020)       1,530
       Changes in operating assets
        and liabilities
         Accounts receivable              1,949,880   (4,703,504)  (1,586,991)
         Inventories                     (1,301,720)     544,993      (11,463)
         Cost and earnings in excess
          of billings on uncompleted
          contracts                      (1,429,540)      33,176     (468,618)
         Other current assets              (612,004)     132,974      (59,501)
         Other assets                      (186,421)    (231,004)     (40,466)
         Accounts payable                    59,008      837,205      791,364
         Billings in excess of costs
          and earnings on uncompleted
          contracts                         522,993     (353,174)     363,257
        Commissions payable                    (807)     425,917      212,708
        Accrued expenses                   (788,479)     985,395       22,497
                                         ----------   ----------   ----------
                                           (911,162)  (2,049,661)    (573,926)
                                         ----------   ----------   ----------
  Net cash provided by (used in)
   operating activities                     938,408      399,900      (36,510)

  Cash flows from investing activities
   Net purchases of short-term
    investments                              (5,278)      (9,058)     (12,348)
   Proceeds from sale of property
    and equipment                            30,850          -            -
   Purchase of property and equipment      (233,323)    (262,362)    (596,395)
                                         ----------   ----------   ----------
  Net cash used in investing activities    (207,751)    (271,420)    (608,743)


                 Peerless Mfg. Co. and Subsidiaries
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                         Year ended June 30,


                                             1999         1998         1997
                                         ----------   ----------   ----------
  Cash flows from financing activities
   Sale of common stock                 $       -    $    23,125  $    11,562
   Advances on short-term borrowings            -        200,000          -
   Net payments on short-term borrowings   (200,000)         -            -
   Dividends paid                          (727,497)    (727,127)    (727,149)
                                         ----------   ----------   ----------
  Net cash used in financing activities    (927,497)    (504,002)    (715,587)

  Effect of exchange rate changes on
   cash and cash equivalents                (20,776)      31,451       51,064
                                         ----------   ----------   ----------
  Net decrease in cash and cash
   equivalents                             (217,616)    (344,071)  (1,309,776)

  Cash and cash equivalents at
   beginning of year                        428,482      772,553    2,082,329
                                         ----------   ----------   ----------
  Cash and cash equivalents at
   end of year                          $   210,866  $   428,482  $   772,553
                                         ==========   ==========   ==========

  Supplemental information on cash flows:

  Interest paid                         $   21,170   $    29,956  $    55,475
  Income taxes paid                     $  900,814   $   957,860  $   379,347



     The accompanying notes are an integral part of these statements.

                 Peerless Mfg. Co. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    June 30, 1999, 1998 and 1997



  NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

   Nature of Operations
   --------------------
   Peerless Mfg. Co. designs, engineers, and manufactures specialized products for the removal of contaminants from gases and liquids and for air pollution abatement. The Company's products are manufactured principally at plants located in Dallas, Texas and are sold worldwide with the principal markets located in the United States and Europe. Primary customers are equipment manufacturers, engineering contractors and operators of power plants.

   A  summary  of  the  significant  accounting  policies   consistently
   applied   in  the  preparation   of  the  accompanying   consolidated
   financial statements follows.

   Consolidation
   -------------
   The Company consolidates the accounts of its wholly-owned subsidiaries, all of which are foreign. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash Equivalents
   ----------------
   For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories
   -----------
   Inventories are stated at the lower of cost (first-in, first-out) or market.

   Depreciable Assets
   ------------------
   Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally by the straight-line method.

   Revenue Recognition
   -------------------
   The Company generally recognizes sales of custom-contracted products at the completion of the manufacturing process. The percentage-of-completion method is used for significant long-term contracts. Percentage-of-completion is generally determined based upon engineering work performed, materials purchased and manufacturing labor hours incurred.

  NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES - Continued

   Stock-Based Compensation
   ------------------------
   Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB
   25),   Accounting  for  Stock  Issued   to  Employees,  and   related
   interpretations.

   Earnings Per Common Share
   -------------------------
   Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give effect to the assumed issuance of shares pursuant to outstanding stock option plans, when dilutive.

   Foreign Currency
   ----------------
   All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of earnings items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of earnings.

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

   Financial Instruments
   ---------------------
   The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short-term nature of these items.

   Use of Estimates
   ----------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES - Continued

   Reclassification
   ----------------
   Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


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

   No single customer accounted for more than 10% of revenues in the years ended June 30, 1999 or 1998. Sales to one customer accounted for approximately 12.3% of revenues for the year ended June 30, 1997.


  NOTE C - INVENTORIES

   Principal components of inventories are as follows:

                                                      June 30,
                                                1999          1998
                                            ----------    ----------
     Raw materials                         $   961,450   $   973,906
     Work in process                         2,522,182     1,114,524
     Finished goods                            247,338       331,415
                                            ----------    ----------
                                           $ 3,730,970   $ 2,419,845
                                            ==========    ==========

    At June 30, 1999 and 1998, progress payments of $1,237,771 and $100,472, respectively, have been offset against inventories and costs of uncompleted contracts.

  NOTE D - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows:

                                                    June 30,
                                                1999          1998
                                            ----------    ----------

     Buildings                             $ 3,096,993   $ 3,029,175
     Equipment                               2,670,878     2,842,401
     Furniture and fixtures                  1,815,592     1,587,383
                                            ----------    ----------
                                             7,583,463     7,458,959
       Less accumulated depreciation        (6,201,643)   (5,911,280)
                                            ----------    ----------
                                             1,381,820     1,547,679
     Land                                      720,726       720,726
                                            ----------    ----------
                                           $ 2,102,546   $ 2,268,405
                                            ==========    ==========

  NOTE E - CREDIT ARRANGEMENT

    The Company has banking agreements for unsecured revolving lines of credit in the combined amount of $7,000,000 due upon demand, with interest at the banks' prime lending rate (7.75% at June 30, 1999), payable monthly. The banks charge usage fees at an annual rate of .25% of the average daily unused portion of the line. No amounts were borrowed under these arrangements at June 30, 1999. At June 30, 1998, $200,000 was outstanding under the lines of credit. The Company had letters of credit outstanding under separate arrangements of $3,246,567 and $3,027,911 at June 30, 1999 and 1998,
    respectively. Other assets with a cost of approximately $635,000 and $526,000 were pledged against the letters of credit outstanding at June 30, 1999 and 1998, respectively.


  NOTE F - STOCKHOLDERS' EQUITY

    The Company has a 1985 restricted stock plan (the 1985 Plan) under which 75,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan generally vest ratably over a three-year period. The Company awarded 8,000 shares (fair value at date of grant of $80,250) in fiscal 1997, of which 5,000 and 3,000 shares were subsequently forfeited, in fiscal 1999 and 1997, respectively, and awarded 3,000 shares (fair value at date of grant of $31,875) in fiscal 1998. Compensation expense for stock grants is charged to earnings over the restriction period and amounted to $17,416, $25,115, and $26,625 in fiscal 1999, 1998, and 1997, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.

    In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 100,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant.

    At June 30, 1999, 36,250 shares of common stock were available for issuance under the 1995 Plan, and 1,750 shares were available under the 1985 Plan.

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

                                             Year ended June 30,
                                         1999        1998      1997
                                      ---------   ---------   -------
     Net earnings - as reported      $1,849,570  $2,449,561  $537,416
     Net earnings - pro forma         1,813,141   2,440,327   527,012

     Basic earnings per share
     As reported                           1.27        1.68       .37
     Pro forma                             1.25        1.68       .36

     Diluted earnings per share
     As reported                           1.27        1.68       .37
     Pro forma                             1.24        1.67       .36

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 43% for fiscal 1999, 41% for fiscal 1998 and 45% for fiscal 1997; risk-free interest rates ranging from 4.6% to 5.6%; dividend yield of 3.7%, 5.6%, and 3.8% in fiscal 1999, 1998 and 1997, respectively; and expected lives of five to seven years.

    Additional information with respect to options outstanding under the plan is as follows:

                                                Number of    Weighted
                                                 shares      average
                                               underlying    exercise
          Stock options                          options      price
                                                  ------      ------
     Outstanding at July 1, 1996                  34,000     $  9.25
     Granted                                       2,500       13.33
     Exercised                                    (1,250)       9.25
     Canceled/forfeited                           (3,750)       9.25
                                                  ------
     Outstanding at June 30, 1997                 31,500        9.57
     Granted                                      24,000       10.73
     Exercised                                    (2,500)       9.25
                                                  ------
     Outstanding at June 30, 1998                 53,000       10.11
     Granted                                       7,000       13.64
                                                  ------
     Outstanding at June 30, 1999                 60,000       10.52
                                                  ======

   Options exercisable at June 30, 1997            9,250       10.14
                                                  ======
   Options exercisable at June 30, 1998           16,125       10.12
                                                  ======
   Options exercisable at June 30, 1999           31,000       10.15
                                                  ======
   Weighted average fair value of options granted:

       Year ended  June 30, 1997                   $3.22
       Year ended June 30, 1998                    $3.24
       Year ended June 30, 1999                    $4.72

   The following table summarizes information about the Plan's stock options at June 30, 1999:

                                      Options outstanding
                         ---------------------------------------------------
                                        Weighted average
        Range of           Number    remaining contractual  Weighted average
     Exercise Prices     outstanding    life (in years)      exercise price
     ---------------     -----------    ---------------      --------------
     $9.25                   26,500          6.6               $    9.25
     $10.625-$11.875         24,000          8.6                   10.73
     $12.125-$14.25           9,500          8.7                   13.56
                             ------
                             60,000
                             ======
                                               Options exercisable
                                        -----------------------------------
          Range of                         Number          Weighted average
     Exercise Prices                     exercisable        exercise price
     ---------------                    ---------------     ---------------
     $9.25                                  19,250              $    9.25
     $10.625-$11.875                         7,500                  10.96
     $12.125-$14.25                          4,250                  12.77
                                            ------
                                            31,000
                                            ======

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

  NOTE G - EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 1999, 1998 and 1997 was approximately $157,000, $128,000, and $119,500, respectively.


  NOTE H - INCOME TAXES

    Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                      June 30,
                                                   1999       1998
                                                 --------   --------
     Deferred tax assets
       Restricted stock grants                  $   6,083  $  10,760
       Inventories                                 80,597     22,349
       Foreign subsidiaries' net
        operating loss carryforwards              232,122    115,473
       Accrued expenses                           164,317    253,012
       Accounts receivable                        108,285    148,983
       Other                                       29,461        -
                                                 --------   --------
                                                  620,865    550,577

     Deferred tax liabilities
       Property, plant and equipment             (100,088)  (111,762)
       Uncompleted contracts                     (500,396)   (40,258)
       Other                                       (3,504)    (3,504)
                                                 --------   --------
                                                 (603,988)  (155,524)
                                                 --------   --------
             Net deferred tax asset             $  16,877  $ 395,053
                                                 ========   ========

    Deferred tax assets and liabilities included in the balance sheet are as follows:

                                                       June 30,
                                                   1999      1998
                                                 --------   --------
    Current deferred tax asset (liability)      $ (42,736) $ 433,596
    Noncurrent deferred tax asset (liability)      59,613    (38,543)
                                                 --------   --------
                                                 $ 16,877  $ 395,053
                                                 ========   ========

    The provision for income taxes consisted of the following:

                                            Years  ended June 30,
                                       1999         1998         1997
                                      -------    ---------     --------
     Federal
       Current                       $552,824   $1,157,345    $  41,765
       Deferred                       378,176     (190,421)     (65,185)
     State                             65,000      105,653       24,000
                                      -------    ---------     --------
                                     $996,000   $1,072,577    $     580
                                      =======    =========     ========

   The Company had provided a valuation allowance at June 30, 1997 related to deferred tax assets of foreign subsidiaries. These assets are recoverable only from future income of the respective foreign subsidiaries. Because of a recapitalization and a reorganization of European operations, the Company concluded at June 30, 1997 that it was more likely than not that certain of the deferred tax assets are recoverable. The valuation allowance was reduced in 1997 and eliminated in 1998. Utilization of foreign net operating carryforwards reduced income tax expense by approximately $12,000 and $130,000 for 1998 and 1997, respectively.

    The effective income tax rate varies from the statutory rate due to the following:

                                                   As a percentage
                                                  of pretax earnings
                                                 1999   1998   1997
                                                 -----  -----  -----
     Income tax expense at statutory rate        34.0%  34.0%  34.0%
     Increase (decrease) in income taxes
      resulting from
       State tax, net of federal benefits         1.5    2.0    2.9
       Foreign sales corporation exclusions       (2.9) (6.7) (10.2)
       Change in valuation allowance               -    (0.8) (24.3)
       Other                                      2.4    2.0   (2.3)
                                                 -----  -----  -----
     Income tax expense at effective rate        35.0%  30.5%   0.1%
                                                 =====  =====  =====

  NOTE I - EARNINGS PER SHARE


    Summarized basic and diluted earnings per common share for each of the three years ended June 30, 1999 is as follows:

                                1999                           1998                           1997
                  ----------------------------    ---------------------------    -------------------------
                                          Per                            Per                          Per
                    Net                  share      Net                 share     Net                share
                  earnings     Shares    amount   earnings    Shares    amount  earnings    Shares   amount
                  ---------   ---------   ----    ---------  ---------   ----    -------  ---------    ---
 Basic earnings
  per share      $1,849,570   1,455,396  $1.27   $2,449,561  1,454,277  $1.68   $537,416  1,454,045   $.37
 Effect of
  dilutive
  options               -         4,751    -            -        2,698    -          -        1,034    -
                  ---------   ---------   ----    ---------  ---------   ----    -------  ---------    ---
 Diluted earnings
  per share      $1,849,570   1,460,147  $1.27   $2,449,561  1,456,975  $1.68   $537,416  1,455,079   $.37
                  =========   =========   ====    =========  =========   ====    =======  =========    ===

  For fiscal 1999, 1998 and 1997, stock options covering 11,500, 2,500, and 2,500 shares, respectively were excluded in the computations of diluted earnings per share because their effect was antidilutive.


  NOTE J - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: gas/liquid filtration and catalytic reduction systems. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products. The catalytic reduction systems segment produces selective catalytic reduction systems used for air pollution abatement to reduce nitrogen oxide emissions.

   Segment profit and loss is based on revenue less direct costs of the segment before allocation of general, administrative, research and development costs. There were no sales or transfers between segments. Segment information and a reconciliation to operating profit for the years ended June 30, 1999, 1998 and 1997 are presented below. Note that the Company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

                                       Catalytic     Unallocated
                          Gas/liquid   reduction      corporate
                          Filtration    Systems       overhead   Consolidated
                           ----------   ----------   ----------    ----------
 1999

 Revenues from customers  $34,849,000  $ 5,719,000  $       -     $40,568,000
 Segment profit (loss)      4,891,000    1,538,000   (3,451,000)    2,978,000

 1998

 Revenues from customers   39,234,000    4,221,000          -      43,455,000
 Segment profit (loss)      6,708,000       84,000   (3,147,000)    3,645,000

 1997

 Revenues from customers   31,854,000    9,632,000          -      41,486,000
 Segment profit (loss)      4,207,000   (1,038,000)  (2,762,000)      407,000

   The   Company  attributes   revenues  from   external  customers   to
   individual geographic  areas based on the  country where the sale  is originated.  Information about the Company's operations in  different geographic areas  as of and for the  years ended June 30, 1999,  1998 and 1997 is as follows:

                             United
                             States       Europe    Eliminations  Consolidated
                           ----------    ---------   ----------    ----------
 1999
 Net sales to unaffiliated
   customers              $34,707,000   $5,861,000  $       -     $40,568,000
 Transfers between
   geographic areas           726,000          -       (726,000)          -
                           ----------    ---------   ----------    ----------
 Total                    $35,433,000   $5,861,000  $  (726,000)  $40,568,000
                           ==========    =========   ==========    ==========
 Identifiable assets      $21,723,000   $4,285,000  $(2,529,000)  $23,479,000
                           ==========    =========   ==========    ==========


                             United
                             States       Europe    Eliminations  Consolidated
                           ----------    ---------   ----------    ----------
 1998
 Net sales to unaffiliated
   customers              $37,357,000   $6,098,000   $     -      $43,455,000
 Transfers between
   geographic areas         1,847,000        1,000   (1,848,000)         -
                           ----------    ---------   ----------    ----------
     Total                $39,204,000   $6,099,000  $(1,848,000)  $43,455,000
                           ==========    =========   ==========    ==========
 Identifiable assets      $20,736,000   $4,521,000  $(2,501,000)  $22,756,000
                           ==========    =========   ==========    ==========

                             United
                             States       Europe    Eliminations  Consolidated
                           ----------    ---------   ----------    ----------
 1997
 Net sales to unaffiliated
   customers              $35,553,000   $5,933,000  $       -     $41,486,000
 Transfers between
   geographic areas           889,000        4,000     (893,000)          -
                           ----------    ---------   ----------    ----------
 Total                    $36,442,000   $5,937,000  $  (893,000)  $41,486,000
                           ==========    =========   ==========    ==========
 Identifiable assets      $17,374,000   $3,817,000  $(2,144,000)  $19,047,000
                           ==========    =========   ==========    ==========


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

   Report of Independent Certified Public Accountants on Schedules



  Board of Directors
  Peerless Mfg. Co.

  In connection with our audit of the consolidated financial statements of Peerless Mfg. Co. and Subsidiaries referred to in our report dated September 10, 1999, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




  GRANT THORNTON LLP

  Dallas, Texas
  September 10, 1999


                              Peerless Mfg. Co. and Subsidiaries
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           June 30,


                                    Balance at          Additions
                                   beginning of  Charged to    Charged to                          Balance at
     Description                      period      expenses   other accounts (1)   Deductions (2)  end of period
     -----------                      -------     --------   --------------       ----------      -------------
  1999

  Allowance for uncollectible
    accounts                         $806,200     $184,471       $   -             $305,341         $685,330
                                      =======      =======        =====             =======          =======
  1998

  Allowance for uncollectible
    accounts                         $312,450     $621,560       $   -             $127,810 (2)     $806,200
                                      =======      =======        =====             =======          =======
  Deferred tax valuation allowance   $ 29,710     $    -         $   -             $ 29,710 (3)     $    -
                                      =======      =======        =====             =======          =======
  1997

  Allowance for uncollectible
    accounts                         $100,000     $249,612       $   -             $ 37,162 (2)     $312,450
                                      =======      =======        =====             =======          =======
  Deferred tax valuation allowance   $160,405     $    -         $   -             $130,695 (3)     $ 29,710
                                      =======      =======        =====             =======          =======


  (1) Collections on accounts previously written off.

  (2) Write offs.

  (3) Utilization and/or revaluation of deferred tax assets.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.


                              PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       For information concerning our Directors, we refer to the information set forth under the caption "Election of Directors" and "Common Stock Ownership of Management and Certain Beneficial Owners" in our Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1999 (the "Proxy Statement"), which information is incorporated herein by reference.

       For information concerning our Executive Officers, see Item 1, "Business - Executive Officers."


  ITEM 11.  EXECUTIVE COMPENSATION.

       For information concerning our executive compensation, we refer to the information set forth under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

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

                                   PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE  AND REPORTS ON  FORM
            8-K.

  (a)  1.   All Financial Statements:  see Item 8 "Financial  Statements
            and Supplementary Data" in Part II of this Report.

       2. Financial Statement Schedule and Exhibits filed in Part IV of this report are as follows:

            SCHEDULES*:

            II   -    Valuation and  Qualifying  Account -  Years  Ended
                      June 30, 1999, 1998 and 1997

            * All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

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

  Date: September 28, 1999.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date:

  September 28, 1999                     /s/ Sherrill Stone
                                         Sherrill Stone, Chairman of the
                                         Board, President, Director and
                                         Chief Executive Officer

  September 28, 1999                     /s/ Paul W. Willey
                                         Paul W. Willey,
                                         Principal Financial Officer,

  September 28, 1999                     /s/ Kent J. Van Houten
                                         Kent J. Van Houten,
                                         Principal Accounting Officer


                                         Donald A. Sillers, Jr., Director

  September 28, 1999                     /s/ J. V. Mariner, Jr.
                                         J. V. Mariner, Jr. Director

  September 28, 1999                     /s/ Bernard S. Lee
                                         Bernard S. Lee, Director

  September 28, 1999                     /s/ D. D. Battershell
                                         D. D. Battershell, Director

                          INDEX TO EXHIBITS

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  FINANCIAL STATEMENT SCHEDULES:

       II    Valuation and Qualifying Accounts - Years
             Ended June 30, 1999, 1998 and 1997
             (included in Item 8)

  EXHIBITS:

       3(a)  Our Articles of Incorporation, as
             amended to date (filed as Exhibit 3(a)
             our Quarterly Report on Form 10-Q,
             dated December 31, 1997, and
             incorporated herein by reference).

       3(b)  Our Bylaws, as amended to date (filed
             as Exhibit 3(b) to our Annual Report on
             Form 10-K, dated June 30, 1997, and
             incorporated herein by reference.)

       10(a) Incentive Compensation Plan effective
             January 1, 1981, as amended January 23,
             1991 (filed as Exhibit 10(b) to our
             Annual Report on Form 10-K, dated June
             30, 1991, and incorporated herein by
             reference).

       10(b) 1985 Restricted Stock Plan for Peerless
             Mfg. Co., effective December 13, 1985
             (filed as Exhibit 10(b) to our Annual
             Report on Form 10-K, dated June 30,
             1993, and incorporated herein by
             reference).

       10(c) 1991 Restricted Stock Plan for Non-
             Employee Directors of Peerless Mfg.
             Co., adopted subject to shareholder
             approval May 24, 1991, and approved by
             shareholders November 20, 1991 (filed
             as Exhibit 10(e) to our Annual Report
             on Form 10-K dated June 30, 1991, and
             incorporated herein by reference).

       10(d) Employment Agreement, dated as  of April
             29, 1994, by and between Peerless and
             Sherrill Stone (filed as Exhibit 10(d)
             to our Annual Report on Form 10-K for
             the Fiscal year ended June 30, 1994,
             and incorporated herein by reference).

       10(e) Agreement, dated as of April 29, 1994 by and between Peerless and Sherrill
             Stone (filed as Exhibit 10(e) to our
             Annual Report on Form 10-K dated June
             30, 1994 and incorporated herein by
             reference).

       10(f) Seventh Amended and Restated Loan
             Agreement, dated as of December 12,
             1998, between NationsBank, N.A. and
             Peerless (filed as Exhibit 10(f) to our
             Quarterly Report on Form 10-Q for the
             quarter ended December 31, 1998 and
             incorporated herein by reference).

       10(g) Amended and Restated Loan Agreement, dated as of December 12, 1998, by and between Chase Bank of Texas and us
             (filed as Exhibit 10(g) to our
             Quarterly Report on Form 10-Q for the
             quarter ended December 31, 1998 and
             incorporated herein by reference).

       10(h) Peerless Mfg. Co. 1995 Stock Option and
             Restricted Stock Plan, adopted by the
             Board of Directors December 31, 1995
             and approved by the Shareholders of
             Peerless November 21, 1996 (filed as
             Exhibit 10(h) to our Annual Report on
             Form 10-K for the year ended June 30,
             1997 and incorporated herein by reference).

       10(i) Rights Agreement between Peerless
             Mfg. Co. and ChaseMellon Shareholder
             Services, L.L.C., adopted by the Board
             of Directors May 21, 1997 (filed as
             Exhibit 1 to our Registration Statement
             on Form 8-A (File No. 0- 05214) and
             incorporated herein by reference).

       21    Subsidiaries of Peerless*

       27    Financial Data Schedule.*

  ______________
  * Filed herewith