Form 10-K405/A
period 1999-06-30
PEERLESS MANUFACTURING CO
filed 1999-10-20
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                             (Amendment No. 1)

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

   This amendment to the Form 10-K for the period ended June 30, 1999, is filed for the purpose of revising ITEM 8, NOTE J-INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION with respect to the 1999 Revenues from customers and Segment profit (loss).

  **********************************************************************


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

                                       Catalytic     Unallocated
                          Gas/liquid   reduction      corporate
                          Filtration    Systems       overhead   Consolidated
                           ----------   ----------   ----------    ----------
 1999

 Revenues from customers  $34,436,000  $ 6,132,000  $       -     $40,568,000
 Segment profit (loss)      5,580,000      849,000   (3,451,000)    2,978,000

 1998

 Revenues from customers   39,234,000    4,221,000          -      43,455,000
 Segment profit (loss)      6,708,000       84,000   (3,147,000)    3,645,000

 1997

 Revenues from customers   31,854,000    9,632,000          -      41,486,000
 Segment profit (loss)      4,207,000   (1,038,000)  (2,762,000)      407,000

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

  Date: October 19, 1999


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date:

  October 19, 1999                       /s/ Sherrill Stone
                                         Sherrill Stone, Chairman of the
                                         Board, President, Director and
                                         Chief Executive Officer

  October 19, 1999                       /s/ Paul W. Willey
                                         Paul W. Willey,
                                         Principal Financial Officer,

  October 19, 1999                       /s/ Kent J. Van Houten
                                         Kent J. Van Houten,
                                         Principal Accounting Officer

  October 19, 1999                       /s/ Donald A. Sillers, Jr.
                                         Donald A. Sillers, Jr., Director

  October 19, 1999                       /s/ Bernard S. Lee
                                         Bernard S. Lee, Director

  October 19, 1999                       /s/ D. D. Battershell
                                         D. D. Battershell, Director