Form 10-Q
period 1999-09-30
PEERLESS MANUFACTURING CO
filed 1999-11-15
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                  Form 10-Q

        (Mark One)
           x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          ____    SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1999

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

          Class                       Outstanding at November 12, 1999
  Common stock, $1.00 par value              1,456,492 Shares

                          PEERLESS MFG. CO.

                               INDEX



                                                                       Page
                                                                      Number
                                                                      ------
Part I:   Financial Information

          Item 1: Consolidated Financial Statements

             Condensed Consolidated Balance Sheets for the
             periods ended September 30, 1999 and June 30, 1999.         3

             Condensed Consolidated Statements of Earnings for
             for the three months ended September 30, 1999 and 1998.     4

             Condensed Consolidated Statements of Cash Flows for
             the three months ended September 30, 1999 and 1998.         5

             Notes to the Condensed Consolidated Financial Statements. 6 - 7

          Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                     8 - 11


Part II:  Other Information

            Legal Proceedings                                           12

            Exhibits and Reports                                      12 - 13

            Signatures                                                  14


                               2 of 14

				PART  I
                          FINANCIAL INFORMATION
Item 1. Financial Statements

			     PEERLESS MFG. CO.
		CONDENSED CONSOLIDATED BALANCE SHEETS
                                               September 30,      June 30,
                                                   1999             1999
                                                ----------      ----------
Assets:                                         (UNAUDITED)       (AUDITED)
Current assets:
   Cash and cash equivalents                   $   429,551     $   210,866
   Short term investments                          273,343         273,343
   Accounts receivable-principally trade-net
      of allowance for doubtful accounts of
      $714,387 at September 30, 1999 and
      $685,330 at June 30, 1999                 13,145,145      12,195,037
   Inventories:
      Raw materials                                769,975         961,450
      Work in process                            1,441,236       2,522,182
      Finished goods                               734,635         247,338
   Costs and earnings in excess of billings
      on uncompleted contracts                   3,596,932       3,268,181
   Other                                         1,663,645         777,635
                                                ----------      ----------
      Total current assets                      22,054,462      20,456,032

Property, plant and equipment-at Cost,
  less accumulated depreciation                  2,028,285       2,102,546
Property held for investment-at Cost,
  less accumulated depreciation                     68,900          68,900
Deferred income taxes                               59,613          59,613
Other assets                                       868,548         791,681
                                                ----------      ----------
                                               $25,079,808     $23,478,772
                                                ==========      ==========

Liabilities and Stockholders' Equity:
Current liabilities:
   Notes payable                               $   600,000     $         0
   Accounts payable-trade                        6,673,422       5,626,058
   Billings in excess of costs and
      earnings on uncompleted contracts            508,263         572,970
   Commissions payable                           1,428,801       1,204,584
   Accrued liabilities:
      Compensation                                 814,508       1,188,165
      Warranty                                     190,808         313,773
      Deferred income taxes                         42,736          42,736
      Other                                        381,044          38,669
                                                ----------      ----------
      Total current liabilities                 10,639,582       8,986,955

Stockholders' equity:
   Common stock-authorized 10,000,000 shares
      of $1 par value; issued and outstanding,
      1,456,492 shares at September 30, 1999
      and 1,452,492 shares at June 30, 1999      1,456,492       1,452,492
   Additional paid-in capital                    2,573,295       2,539,951
   Unamortized value of restricted stock grants     (3,171)         (4,719)
   Accumulated other comprehensive income(loss)   (117,272)       (103,824)
   Retained earnings                            10,530,882      10,607,917
                                                ----------      ----------
                                                14,440,226      14,491,817
                                                ----------      ----------
                                               $25,079,808     $23,478,772
                                                ==========      ==========

The accompanying notes are an integral part of these statements.

                               3 of 14

                          PEERLESS MFG. CO.
                   CONDENSED STATEMENTS OF EARNINGS
                             (UNAUDITED)


                                           Three Months Ended
                                              September 30,
                                       ---------------------------
                                          1999             1998
                                       ----------        ---------
Revenues                              $12,307,071       $9,369,690
Cost of goods sold                      8,664,242        6,426,571
                                       ----------        ---------
      Gross profit                      3,642,829        2,943,119

Operating expenses                      3,260,580        2,591,155
                                       ----------        ---------
      Operating income                    382,249          351,964

Other income(expense)
   Interest income                          1,577            6,994
   Interest expense                        (8,940)         (17,944)
   Foreign exchange gains(losses)          77,475          (27,504)
   Other, net                              (6,845)          (2,185)
                                       ----------        ---------
                                           63,267          (40,639)
                                       ----------        ---------
Earnings from operations
   before Federal income tax              445,516          311,325

Federal income tax
   Current                                159,668          104,704
   Deferred                                  (741)           6,868
                                       ----------        ---------
                                          158,927          111,572
                                       ----------        ---------
Net earnings                              286,589          199,753
                                       ==========        =========
Basic and diluted earnings per share        $0.20            $0.14

Basic weighted average shares           1,452,796        1,457,492
Dilutive options                            8,689            2,981
                                       ----------        ---------
Adjusted weighted average shares        1,461,485        1,460,473
                                       ==========        =========
Cash dividend per common share             $0.125           $0.125
                                       ==========        =========

The accompanying notes are an integral part of these statements.

                               4 of 14

                            PEERLESS MFG. CO.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     For the three months ended
                                                            September 30,
                                                         1999          1998
                                                      ---------     ---------
Cash flows from operating activities:
  Net earnings                                       $  286,589    $  199,753
  Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                   99,460        94,707
         Other                                            1,548        (5,281)
         Changes in operating assets and liabilities
           Accounts receivable                         (950,108)    3,861,477
           Inventories                                  785,124        40,909
	   Cost and earnings in excess of billings
                 on uncompleted contracts              (328,751)     (177,316)
           Other current assets                        (886,010)        5,051
           Other assets                                 (84,074)      (87,979)
           Accounts payable                           1,047,364    (2,227,528)
	   Billings in excess of costs and earnings
                 on uncompleted contracts               (64,707)      101,254
           Commissions payable                          224,217      (106,476)
           Accrued liabilities                         (336,309)     (807,431)
                                                      ---------     ---------
                                                       (492,246)      691,387
                                                      ---------     ---------
 Net cash provided by (used in) operating activities   (205,657)      891,140

Cash flows from investing activities:
   Net purchases of property and equipment              (18,683)      (22,619)

Cash flows from financing activities:
   Net change in short-term borrowings                  600,000      (200,000)
   Sales of common stock                                 37,344             0
   Dividends paid                                      (181,562)     (182,187)
                                                      ---------     ---------
 Net cash provided by (used in) financing activities    455,782      (382,187)
Effect of exchange rate on cash and cash equivalents    (12,757)       27,639
                                                      ---------     ---------
 Net increase in cash and cash equivalents              218,685       513,973
Cash and cash equivalents at beginning of period        210,866       428,482
                                                      ---------     ---------
Cash and cash equivalents at end period              $  429,551    $  942,455
                                                      =========     =========

The accompanying notes are an integral part of these statements.

                               5 of 14

                          PEERLESS MFG. CO.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  1. The accompanying consolidated financial statements of Peerless Mfg. Co. and its subsidiaries (the "Company") have been prepared without audit. In our opinion, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended September 30, 1999 and 1998, the Company's financial position at September 30, 1999, and June 30, 1999, and cash flows for the three months ended September 30, 1999 and 1998. These adjustments are of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

       Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report Form 10-K, as amended, for the Fiscal year ended June 30, 1999 and the consolidated financial statements and notes included in our June 30, 1999, audited financial statements.


  2. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Peerless Mfg. Co. designs and manufactures custom contracted pressure vessels and other products to customer specifications, sales of which are obtained by competitive bids and may result in material sales and profitability increases or decreases when comparing interim periods between years. We generally recognize sales of custom-contracted products at the completion of the manufacturing process, which is normally less than one year. The percentage-of-completion method is used for long-term contracts.

                               6 of 14

  3. We have formal agreements with Bank of America N.A., formerly NationsBank N.A., and Chase Bank of Texas N.A. for $3,500,000 each for an aggregate of $7,000,000 continuing lines of credit, renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and we are required to pay 1/4 of 1% per annum on the unused portion of the facility. In addition, Chase Bank of Texas provides us a LIBOR rate option. As of September 30, 1999, we had $600,000 outstanding against these lines of credit. Nothing was outstanding at June 30, 1999.


  4. We consolidate the accounts of our wholly-owned foreign subsidiaries, Peerless Europe Limited and Peerless Europe B.V. All significant intercompany accounts and transactions have been eliminated in the consolidation.


  5.   We identify reportable segments based on management responsibility
       within our corporate structure.   We have two reportable  industry
       segments which are set out below:

                    Gas/Liquid     Catalytic     Unallocated    Consolidated
                    Filtration     Reduction     Corporate
                                   Systems       Expenses
                    ----------     ---------     -----------    ------------
  First Quarter
  2000
  -------------
  Revenues from
  Customers         $9,415,000     $2,892,000          -        $12,307,000
  Segment
  profit(loss)        $891,000       $642,000    ($1,151,000)      $382,000


  First Quarter
  1999
  -------------
  Revenues from
  Customers         $8,985,000       $385,000          -         $9,370,000
  Segment
  profit(loss)      $1,273,000       ($53,000)     ($868,000)      $352,000

                               7 of 14

  Item 2. Management's discussion and analysis of financial condition and results of operations.


                          PEERLESS MFG. CO.


  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to inherent risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in market conditions, increased competition, global and domestic economic conditions, or other factors. The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1999.

  Capital Resources and Liquidity

  As a general policy, corporate liquidity is maintained at a level adequate to support existing operations and planned internal growth, and to allow continued operations through periods of unanticipated adversity.

  Cash and equivalents increased $219,000 from June 30, 1999. Net earnings of $287,000, increases in short term borrowings of $600,000, increases in accounts payable of $1,047,000 and commissions payable of $224,000, and decreases in inventory of $785,000 increased cash flow for the period. These positive cash flows were offset by increases in accounts receivable of $950,000; increases in other assets of $970,000 consisting primarily of advances to subcontractors; decreases in accrued liabilities of $336,000 and dividends paid of $182,000.

  We continue to finance plant expansion, equipment purchases, acquisitions and working capital requirements primarily through the retention of earnings, which is reflected by the absence of long-term debt in our balance sheet. In addition to retained earnings, we have from time to time used two short-term bank credit lines totaling
  $7,000,000 to supplement working capital. We currently have no material commitments for capital expenditures other than with respect to our established plant and equipment maintenance program.

                               8 of 14

  REVENUE: Revenue increased 31% from $9,370,000 for the three months ended September 30, 1998 to $12,307,000 for the three months ended September 30, 1999. The increase in revenue was attributed primarily to the increased sales of Catalytic Reduction Systems which increased from $385,000 in the first quarter of Fiscal year 1999 to $2,892,000 in the first quarter of Fiscal year 2000.

  The backlog of uncompleted orders and letters of intent at September 30, 1999 was approximately $25,400,000 as compared to a September 30, 1998 backlog of $21,300,000. Of the $25,400,000 backlog at September 30, 1999, approximately 80% is scheduled to be completed in the current fiscal year.

  GROSS PROFIT: Gross profit increased 24% from $2,943,000 for the three months ended September 30,1998 to $3,643,000 for the three months ended September 30, 1999. The increased gross profit is primarily attributable to the greater revenue from SCR product sales for the three months ended September 30,1999. Gross profit as a percent of revenue decreased from 31.4% for the first quarter of Fiscal year 1999 to 29.6% for the first quarter of Fiscal year 2000. The gross profit percentage declined because a subcontractor for two major contracts filed bankruptcy and increased our costs to complete the contracts.

  OPERATING EXPENSES: Operating expenses increased 26% from $2,591,000 for the three months ended September 30, 1998 to $3,261,000 for the three months ended September 30,1999. The increase in operating expenses is due primarily to the increased volume of contracts processed. Operating expenses decreased as a percent of revenue from 27.6% for the first quarter of Fiscal year 1999 to 26.5% for the first quarter of Fiscal year 2000.

  OTHER INCOME/(EXPENSE): We recognized net other income of approximately $63,000 for the three months ended September 30, 1999 compared to net other expenses of approximately $40,000 for the three months ended September 30, 1998. Foreign exchange gains of approximately $105,000 were the primary contributor to other income.


                               9 of 14

  YEAR 2000 COMPLIANCE:

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as "the Year 2000 Compliance issue". As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

  As the  case  with  most  other  companies  using  computers  in  their operations, we are in the process of addressing the Year 2000 Compliance issue. We began converting our information systems in 1996 through the purchase of a new information system that is already Year 2000 compliant. We have incurred and expended approximately $150,000 through September 30, 1999 for remediation costs associated with our Year 2000 compliance activities to date and we expect to incur and expense an additional $20,000 in the future to remediate our information systems and to write off unamortized costs for systems replaced. In addition to these remediation costs expended, we have also capitalized approximately $340,000 of capital expenditures through September 30, 1999 for the replacement and upgrading of purchased software and hardware for our existing systems. Our new system was implemented during the quarter ending March 31, 1999, and was successfully tested. Time sensitive schedules, purchase orders and invoices were successfully generated.

  We purchase computer hardware and software products from third parties for incorporation into our products and these third-party products may be affected by the Year 2000 problem. There can be no guarantee; that these products or the systems of other companies on which our systems and operations rely will be timely converted or that the failure of these systems would not have an adverse effect on our systems. We have advised our customers inquiring about this issue to contact our vendors for Year 2000 information. We are in the process of consulting with such vendors in an effort to ascertain whether they have addressed the risk of Year 2000 problems in the systems we currently use.

  We believe that all Year 2000 remediation efforts for our business will be completed on time and within budget estimates. Should any critical service providers, suppliers or customers be unable to achieve timely compliance, there may be an adverse impact on our operations. Our current assessment of risks, based on the most reasonable worst case scenario, is that there will be no significant adverse impact on our operations or financial performance. We believe that if any disruption to operations does occur, it will be isolated and/or short-term in duration.

                              10 of 14

  INTERNATIONAL MARKETS:

  Demand for the Company's products in Southeast Asia has declined as a result of the current financial situation there. However, recent economic reports indicate business activity is improving in Southeast Asia.


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


                              11 of 14

                          PEERLESS MFG. CO.

                               PART II
                          OTHER INFORMATION


  Item 1 -- Legal proceedings

       Reference is made to Form 10-K Annual Report, as amended, Item 3, Page 5, "Legal Proceedings" for the Fiscal year ended June 30, 1999. For the three months ended September 31, 1999 there were no material developments or new proceedings filed against the Company.


  Item 6 -- Exhibits and Reports -- Form 8-K

  (a)       EXHIBITS:

            References to the Company's SEC File Number 0-05214.

  3(a) Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q, dated December 31, 1997, and incorporated herein by reference).

  3(b) Bylaws, as amended to date (filed as Exhibit 3(b) to our Annual Report on Form 10-K, dated June 30, 1997, and incorporated herein by reference).

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

                              12 of 14

  10(d) Employment Agreement, dated as of April 29, 1994, by and between Peerless Mfg. Co. and Sherrill Stone (filed as
            Exhibit 10(d) to our Annual Report on Form 10-K for the Fiscal year ended June 30, 1994, and incorporated herein by reference).

  10(e) Agreement, dated as of April 29, 1994 by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(e) to our
            Annual Report on Form 10-K dated June 30, 1994 and incorporated herein by reference).

  10(f) Seventh Amended and Restated Loan Agreement, dated as of December 12, 1998, between Bank of America N.A., formerly NationsBank of Texas, N.A., and Peerless Mfg. Co. (filed as
            Exhibit 10(f) to our Quarterly Report on Form 10-Q, dated December 31, 1998 and incorporated herein by reference).

  10(g) Amended and Restated Loan Agreement, dated as of December 12, 1998, by and between Chase Bank of Texas N.A, and Peerless Mfg. Co. (Filed as Exhibit 10(g) to our Quarterly Report on Form 10-Q, dated December 21, 1998 and incorporated herein by reference).

  10(h) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan, adopted by the Board of Directors December 31, 1995 and approved by the Shareholders on November 21, 1996 (filed as Exhibit 10(h) to our Annual Report on Form 10-K dated June 30, 1997 and incorporated herein by reference), as amended by Amendment No. 1 dated November 11, 1999.*

  10(i) Rights Agreement between Peerless Mfg. Co. and ChaseMellon Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as Exhibit 1 to our
            Registration Statement on Form 8-A(File No. 0-05214) and incorporated herein by reference).

  10(j) Employment Agreement dated as of July 23, 1999 by and between Peerless Mfg. Co. and G.D. Cornwell.*

  10(k) Agreement dated as of July 23, 1999 by and between Peerless Mfg. Co. and G.D. Cornwell.*

  21 Our Subsidiaries (filed as Exhibit 21 too our Annual Report on Form 10-K dated June 30, 1999, and incorporated herein by reference).

  27        Financial Data Schedule.*

  *Filed herewith

  (b)       Reports on form 8-K.  None.

                              13 of 14

                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     PEERLESS MFG. CO.



  Dated: November 12, 1999

  /s/  Sherrill Stone                /s/  Paul W. Willey
  By:  Sherrill Stone                By:  Paul W. Willey
       Chairman, President and            Chief Financial Officer
       Chief Executive Officer

                                     /s/  Kent J. Van Houten
                                     By:  Kent J. Van Houten
                                          Controller
                                          Chief Accounting Officer


                              14 of 14