Form 10-Q
period 1999-12-31
PEERLESS MANUFACTURING CO
filed 2000-02-14
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549

                                 Form 10-Q

     (Mark One)
          X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         ---      SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1999

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________


                        Commission File Number 0-5214

                              PEERLESS MFG. CO.
  -----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Texas                                     75-0724417
  ----------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  identification No.)


   2819 Walnut Hill Lane       Dallas, Texas             75229
     P. O. Box 540667          Dallas, Texas             75354
   (Address of principal executive offices)            (Zip code)


   Registrant's telephone number, including area code   (214) 357-6181


                                  None
  -----------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and
  (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X        No
                              ---            ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at February 14, 2000
  -----------------------------         --------------------------------
  Common stock, $1.00 par value                 1,462,492 Shares

                             PEERLESS MFG. CO.

                                  INDEX

                                                                      Page
                                                                     Number
                                                                     ------
Part I: Financial Information

        Item 1: Consolidated Financial Statements

           Condensed Consolidated Balance Sheets for the
           periods ended December 31, 1999 and June 30, 1999.          3

           Condensed Consolidated Statements of Earnings for the
           three and six months ended December 31, 1999 and 1998.      4

           Condensed Consolidated Statements of Cash Flows for
           the six months ended December 31, 1999 and 1998.            5

           Notes to the Condensed Consolidated Financial Statements. 6 - 7

        Item 2: Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                     8 - 11


Part II:  Other Information

          Legal Proceedings                                            12

          Exhibits and Reports                                      12 - 13

          Signatures                                                   14



                                  2 of 14

                                  PART  I
                           FINANCIAL INFORMATION
Item 1. Financial Statements

                             PEERLESS MFG. CO.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31,      June 30,
                                                    1999            1999
                                                ----------      ----------
Assets:                                         (UNAUDITED)       (AUDITED)
Current assets:
   Cash and cash equivalents                   $ 2,528,940     $   210,866
   Short term investments                          273,343         273,343
   Accounts receivable-principally trade-net
    of allowance for doubtful accounts of
    $719,102 at December 31, 1999 and
    $685,330 at June 30, 1999                   10,399,558      12,195,037
   Inventories:
      Raw materials                              1,072,876         961,450
      Work in process                              513,963       2,522,182
      Finished goods                               558,139         247,338
   Costs and earnings in excess of billings
    on uncompleted contracts                     4,569,604       3,268,181
   Other                                         1,292,320         777,635
                                                ----------      ----------
      Total current assets                      21,208,743      20,456,032

Property, plant and equipment-at Cost,
 less accumulated depreciation                   2,087,582       2,102,546
Property held for investment-at Cost,
 less accumulated depreciation                      68,900          68,900
Deferred income taxes                               59,613          59,613
Other assets                                       689,252         791,681
                                                ----------      ----------
                                               $24,114,090     $23,478,772
                                                ==========      ==========

Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable-trade                        5,127,302       5,626,058
   Billings in excess of costs and
    earnings on uncompleted contracts            1,844,378         572,970
   Commissions payable                           1,189,459       1,204,584
   Accrued liabilities:
      Compensation                                 523,773       1,188,165
      Warranty                                     254,852         313,773
      Deferred income taxes                         42,736          42,736
      Other                                        254,205          38,669
                                                ----------      ----------
      Total current liabilities                  9,236,705       8,986,955

Stockholders' equity:
   Common stock-authorized 10,000,000 shares
    of $1 par value; issued and outstanding,
    1,459,992 and 1,452,492 shares at December
    31, 1999 and June 30, 1999, respectively     1,459,992       1,452,492
   Additional paid-in capital                    2,610,658       2,539,951
   Unamortized value of restricted stock grants    (42,486)         (4,719)
   Cumulative foreign currency
    translation adjustment                        (120,741)       (103,824)
   Retained earnings                            10,969,962      10,607,917
                                                ----------      ----------
                                                14,877,385      14,491,817
                                                ----------      ----------
                                               $24,114,090     $23,478,772
                                                ==========      ==========

The accompanying notes are an integral part of these statements.

                                  3 of 14

                             PEERLESS MFG. CO.
                      CONDENSED STATEMENTS OF EARNINGS
                               (UNAUDITED)


                              Three Months Ended         Six Months Ended
                                  December 31,             December 31,
                              1999         1998          1999         1998
                           ----------   ----------    ----------   ----------
Revenues                  $10,358,296  $10,931,835   $22,665,368  $20,301,525
Cost of goods sold          6,457,827    7,295,692    15,170,512   13,722,263
                           ----------   ----------    ----------   ----------
      Gross profit          3,900,469    3,636,143     7,494,856    6,579,262

Operating expenses          3,186,881    2,729,934     6,387,992    5,321,089
                           ----------   ----------    ----------   ----------
      Operating income        713,588      906,209     1,106,864    1,258,173

Other income(expense)
   Interest income              1,612       16,679         3,189       23,673
   Interest expense           (11,546)        (954)      (20,486)     (18,898)
   Foreign exchange
    gains(losses)             (13,590)     (65,851)       63,886      (93,355)
   Other, net                  (8,597)     (10,620)      (26,470)     (12,805)
                           ----------   ----------    ----------   ----------
                              (32,121)     (60,746)       20,119     (101,385)
                           ----------   ----------    ----------   ----------
Earnings from operations
 before Federal income tax    681,467      845,463     1,126,983    1,156,788

Federal income tax
   Current                    242,387      331,608       402,055      436,312
   Deferred                         -        2,037          (741)       8,905
                           ----------   ----------    ----------   ----------
                              242,387      333,645       401,314      445,217
                           ----------   ----------    ----------   ----------
Net earnings                  439,080      511,818       725,669      711,571
                           ==========   ==========    ==========   ==========
Basic and diluted
 earnings per share             $0.30        $0.35         $0.50        $0.49
                           ==========   ==========    ==========   ==========
Basic weighted average
 shares                     1,457,747    1,457,492     1,455,272    1,457,492
Dilutive options                4,741        6,369         6,359        7,995
                           ----------   ----------    ----------   ----------
Adjusted weighted average
 shares                     1,462,488    1,463,861     1,461,631    1,465,487
                           ==========   ==========    ==========   ==========
Cash dividend per
 common share                  $0.125       $0.125        $0.250       $0.250
                           ==========   ==========    ==========   ==========

The accompanying notes are an integral part of these statements.

                                  4 of 14

                               PEERLESS MFG. CO.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                    For the six months ended
                                                           December 31,
                                                        1999         1998
                                                     ---------     ---------
Cash flows from operating activities:
  Net earnings                                      $  725,669    $  711,564
  Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                   206,596       172,953
       Other                                             3,096           698
       Changes in operating assets and liabilities
           Accounts receivable                       1,795,479     4,205,518
           Inventories                               1,585,992        78,338
           Cost and earnings in excess of billings
             on uncompleted contracts               (1,301,423)      (75,221)
           Other current assets                       (514,685)      (20,034)
           Other assets                                102,429       (45,582)
           Accounts payable                           (498,702)   (2,468,612)
           Billings in excess of costs and
             earnings on uncompleted contracts       1,271,408       288,420
           Commissions payable                         (15,125)     (209,617)
           Accrued liabilities                        (507,777)     (743,193)
                                                     ---------     ---------
                                                     2,127,288     1,183,668
                                                     ---------     ---------
           Net cash provided by (used in)
             operating activities                    2,852,957     1,895,232

Cash flows from investing activities:
   Net sales (purchases) of property and equipment    (191,632)     (115,364)
                                                     ---------     ---------
           Net cash provided by (used in)
             investing activities                     (191,632)     (115,364)

Cash flows from financing activities:
   Net change in short-term borrowings                       -      (200,000)
   Sales of common stock                                37,344             -
   Dividends paid                                     (363,624)     (364,374)
                                                     ---------     ---------
           Net cash provided by (used in)
             financing activities                     (326,280)     (564,374)
Effect of exchange rate on cash and cash equivalents   (16,971)       18,786
                                                     ---------     ---------
           Net increase (decrease) in cash
             and cash equivalents                    2,318,074     1,234,280
Cash and cash equivalents at beginning of period       210,866       428,482
                                                     ---------     ---------
Cash and cash equivalents at end period             $2,528,940    $1,662,762
                                                     =========     =========

The accompanying notes are an integral part of these statements.

                                  5 of 14

                          PEERLESS MFG. CO.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  1. The accompanying consolidated financial statements of Peerless Mfg. Co. and its subsidiaries (the "Company") have been prepared without audit. In our opinion, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ending December 31, 1999 and 1998, the Company's financial position at December 31, 1999, and June 30, 1999, and cash flows for the six months ending December 31, 1999 and 1998. These adjustments are of a normal and recurring nature, which are in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

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

                                  6 of 14

  3. We have formal agreements with Bank of America N.A., formerly NationsBank N.A., and Chase Bank of Texas N.A. for $3,500,000 each for an aggregate of $7,000,000 continuing lines of credit, renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and we are required to pay 1/4 of 1% per annum on the unused portion of the facility. In addition, Chase Bank of Texas provides us a LIBOR rate option. As of December 31, 1999, we had no loans outstanding against these lines of credit. The Company had $600,000 outstanding as of September 30, 1999.

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

  5.   We identify reportable segments based on management responsibility
       within our corporate structure.   We have two reportable  industry
       segments which are set out below:

                 Gas/Liquid   Selective   Unallocated  Consolidated
                 Filtration   Catalytic    Corporate
                              Reduction    Expenses
                              Systems
                 ---------    ---------    ---------    -----------
  Three months
  ending
  12/31/99
  ------------
  Revenues      $ 6,784,000  $3,574,000       -        $ 10,358,000
  from
  Customers

  Segment       $ 1,110,000  $  686,000  ($1,082,000)  $    714,000
  profit(loss)


  Three months
  ending
  12/31/98
  ------------
  Revenues      $ 9,333,000  $1,599,000       -        $ 10,932,000
  from
  Customers

  Segment       $ 1,259,000  $  325,000  ($  678,000)  $    906,000
  profit(loss)


  Six months
  ending
  12/31/99
  ------------
  Revenues      $16,199,000  $6,466,000       -        $ 22,665,000
  from
  Customers

  Segment       $ 2,001,000  $1,328,000  ($2,233,000)  $  1,096,000
  profit(loss)


  Six months
  ending
  12/31/98
  ------------
  Revenues      $18,318,000  $1,984,000       -        $ 20,302,000
  from
  Customers

  Segment       $ 2,532,000  $  272,000  ($1,546,000)  $  1,258,000
  profit(loss)

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

  Cash and equivalents increased $2,318,000 from June 30, 1999. Company operations provided $2,853,000 primarily from net earnings of $726,000, reductions in Account Receivable of $1,795,000 and inventories of
  $1,586,000, combined with increased billings in excess of costs of $1,271,000. These positive cash flows were offset by increases in costs in excess of billings by $1,301,000, increased other current assets of $515,000, reductions in accounts payable of $499,000, accrued liabilities of $508,000, and dividends paid of $364,000.

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


                                  8 of 14

  REVENUE: Revenue decreased 5% from $10,932,000 for the three months ended December 31, 1998 to $10,358,000 for the three months ended December 31, 1999. The decrease in revenues was primarily due to lower revenues from the traditional products of filtration and separation systems, which was partially offset by improved sales for SCR products. For the six month period, revenues increased 12% from $20,302,000 for the six months ended December 31, 1998 to $22,665,000 for the six months ended December 31, 1999. The year to date sales improvement is due to strong sales of SCR products.

  The backlog of uncompleted orders and letters of intent at December 31, 1999 was approximately $38,700,000 as compared to a December 31, 1998 backlog of approximately $25,000,000. Of the $38,700,000 backlog at December 31, 1999, approximately 80% is scheduled to be completed in the current fiscal year.

  GROSS PROFIT: Gross profit increased 7% from $3,636,000 for the three months ended December 31,1998 to $3,900,000 for the three months ended December 31, 1999. For the six month period ending December 31, 1999, gross profit increased 14% to $7,495,000 from $6,579,000 for the six months ending December 31, 1998. The increased gross profit is primarily attributable to the increased revenue from environmental, nuclear, and marine products.

  OPERATING EXPENSES: Operating expenses increased 17% from $2,730,000 for the three months ended December 31, 1998 to $3,187,000 for the three months ended December 31,1999. For the six months, operating expenses increased 20% from $5,321,000 for the six months ending December 31, 1998 compared to $6,388,000 for the six months ending December 31, 1999. Higher operating expenses are due to increased volume of orders, increased implementation cost for an ERP System and higher warranty expense for the period.


  OTHER INCOME/(EXPENSE): We recognized net other expense of approximately $32,000 for the three months ended December 31, 1999 compared to net other expenses of approximately $61,000 for the three months ended December 31, 1998. This is primarily due to foreign exchange losses declining from $66,000 for the three months ending December 31, 1998 to $14,000 for the three months ended December 31, 1999.

                                  9 of 14

  YEAR 2000 COMPLIANCE:

  The year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Miscalculations or system failures could result from the year 2000 problem. Based on our review of our business since January 1, 2000, we have not experienced any material effects of the year 2000 problem. Although we have not been informed of any material risks associated with the year 2000 problem from third parties, there can be no assurance that they may not impact our business in the future. We regularly monitor our business applications and communicate with key business relations so that we expect we will be able to resolve any year 2000 problems that may arise in the future. Our current assessment of risks related to the year 2000 problem is that there will be no significant adverse impact on our operations or financial performance.


  INTERNATIONAL MARKETS:

  Demand for the Company's products in Southeast Asia remain slow as a result of the current financial situation there. However, we are experiencing an increase in orders of our company's products through our UK subsidiary, Peerless Europe Ltd.


  SCR Products:

  Orders for the purchase of SCR environmental protection products have increased as evidenced by an order in the amount of $11.9 million placed in December. New SCR opportunities are the result of the new gas turbine powered electric generating facilities being built to fill demand for electric power in the U.S. These projects require clean burning gas which in turn creates the opportunity to sell the Company's gas cleaning equipment. Coal fired electric power plants are also adding SCR products to comply with US Government mandated lower NOx emission levels.

                                 10 of 14

                          PEERLESS MFG. CO.

                               PART II

                          OTHER INFORMATION

  Item 1 -- Legal proceedings

       Reference is made to Form 10-K Annual Report, as amended, Item 3, Page 5, "Legal Proceedings" for the Fiscal year ended June 30, 1999. For the six months ended December 31, 1999 there were no material developments or new proceedings filed against the Company.


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

                                 11 of 14

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

  10(f)   * Eighth Amended  and  Restated  Loan Agreement,  dated  as  of
            December 12, 1999, between Bank of America N.A., formerly NationsBank of Texas, N.A., and Peerless Mfg. Co.

  10(g)   * Second Amended  and  Restated  Loan Agreement,  dated  as  of
            December 12, 1999, and Waiver and First Amendment to Second Amended and Restated Loan Agreement dated December 12, 1999, by and between Chase Bank of Texas N.A, and Peerless Mfg.

  10(h) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan, adopted by the Board of Directors December 31, 1995 and approved by the Shareholders on November 21, 1996 (filed as
            Exhibit 10(h) to our Annual Report on Form 10-K dated June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999. (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, dated September 30, 1999 and incorporated herein by reference).

  10(i) Rights Agreement between Peerless Mfg. Co. and ChaseMellon Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as Exhibit 1 to our
            Registration Statement on Form 8-A(File No. 0-05214) and incorporated herein by reference).

  10(j) Employment Agreement dated as of July 23, 1999 by and between Peerless Mfg. Co. and G.D. Cornwell (filed as exhibit 10(j) to our Quarterly Report on Form 10-Q, dated September 30, 1999 and incorporated herein by reference).

  10(k) Agreement dated as of July 23, 1999 by and between Peerless Mfg. Co. and G.D. Cornwell (filed as exhibit 10(k) to our Quarterly Report on Form 10-Q, dated September 30, 1999 and incorporated herein by reference).


                                 12 of 14

  21 Our Subsidiaries (filed as Exhibit 21 too our Annual Report on Form 10-K dated September 30, 1999, and incorporated herein by reference).

  27        Financial Data Schedule.*

  *Filed herewith

  (b)       Reports on Form 8-K.  None.


                                 13 of 14

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     PEERLESS MFG. CO.



  Dated: February 14, 2000



   /s/ Sherrill Stone                /s/  Thomas J. Reeve
  ____________________________       ___________________________
  By:  Sherrill Stone                By:  Thomas J. Reeve
       Chairman, President and            Chief Financial Officer
       Chief Executive Officer



                                 14 of 14