Form 10-Q
period 2000-03-31
PEERLESS MANUFACTURING CO
filed 2000-05-15
CIK 76954

SECURITIES AND EXCHANGE COMMISSION
                         Washington,  D. C.  20549

                                 Form 10-Q

      (Mark One)
          x        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        ____       SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 2000

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ____       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                         Commission File Number 0-5214
                                PEERLESS MFG. CO.
            (Exact name of registrant as specified in its charter)

              Texas                                  75-0724417
 ------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 identification No.)


     2819 Walnut Hill Lane         Dallas, Texas          75229
     P. O. Box 540667              Dallas, Texas          75354
     ----------------------------------------------------------
     (Address of principal executive offices)        (Zip code)

 Registrant's telephone number, including area code   (214) 357-6181

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

			Yes    x	No
                             -----          -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at May 12, 2000
   -----------------------------             ---------------------------
   Common stock, $1.00 par value                  1,463,192 Shares

                            PEERLESS MFG. CO.

                                 INDEX

                                                                       Page
                                                                      Number
                                                                      ------
  Part I:  Financial Information

           Item 1: Consolidated Financial Statements

             Condensed Consolidated Balance Sheets for the
             periods ended March 31, 2000 and June 30, 1999.             3

             Condensed Consolidated Statements of Earnings for the
             three and nine months ended March 31, 2000 and 1999.        4

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended March 31, 2000 and 1999.              5

             Notes to the Condensed Consolidated Financial Statements  6 - 8

           Item 2: Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                9 - 11


  Part II:  Other Information

            Legal Proceedings                                           12

            Exhibits and Reports                                      12 - 14

            Signatures                                                  15




                                   2 of 15

                                     PART  I
                               FINANCIAL INFORMATION
 Item 1. Financial Statements

                                 PEERLESS MFG. CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       March 31,      June 30,
                                                         2000           1999
                                                      ----------     ----------
 Assets:                                               (UNAUDITED)    (AUDITED)
 Current assets:
    Cash and cash equivalents                        $   173,979    $   210,866
    Short term investments                               273,343        273,343
    Accounts receivable-principally trade-net
      of allowance for doubtful accounts of
      $757,364 at March 31, 2000 and $685,330
      at June 30, 1999                                13,136,104     12,195,037
    Inventories:
       Raw materials                                   1,501,120        961,450
       Work in process                                 1,396,935      2,522,182
       Finished goods                                    498,941        247,338
    Costs and earnings in excess of billings
      on uncompleted contracts                         3,769,819      3,268,181
    Other                                              3,208,413        777,635
                                                      ----------     ----------
       Total current assets                           23,958,654     20,456,032

 Property, plant and equipment-at Cost,
   less accumulated depreciation                       3,512,871      2,102,546
 Property held for investment-at Cost,
   less accumulated depreciation                          68,900         68,900
 Deferred income taxes                                    59,613         59,613
 Other assets                                            925,093        791,681
                                                      ----------     ----------
                                                     $28,525,131    $23,478,772
                                                      ==========     ==========
 Liabilities and Stockholders' Equity:
 Current liabilities:
    Notes payable                                    $ 2,806,144    $      -
    Accounts payable-trade                             5,008,743      5,626,058
    Billings in excess of costs and earnings
      on uncompleted contracts                         2,808,417        572,970
    Commissions payable                                  875,764      1,204,584
    Accrued liabilities:
       Compensation                                      800,328      1,188,165
       Warranty                                          245,373        313,773
       Deferred income taxes                              42,736         42,736
       Other                                             886,476         38,669
                                                      ----------     ----------
       Total current liabilities                      13,473,981      8,986,955

 Stockholders' equity:
    Common stock-authorized 10,000,000 shares of $1
      par value; issued and outstanding, 1,463,192
      shares and 1,452,492 shares at March 31, 2000
      and June 30, 1999, respectively                  1,463,192      1,452,492
    Additional paid-in capital                         2,637,401      2,539,951
    Unamortized value of restricted stock grants         (37,363)        (4,719)
    Cumulative foreign currency
      translation adjustment                            (178,966)      (103,824)
    Retained earnings                                 11,166,886     10,607,917
                                                      ----------     ----------
                                                      15,051,150     14,491,817
                                                      ----------     ----------
                                                     $28,525,131     23,478,772
                                                      ==========     ==========

 The accompanying notes are an integral part of these statements.

                                   3 of 15

                                    PEERLESS MFG. CO.
                            CONDENSED STATEMENTS OF EARNINGS
                                       (UNAUDITED)


                                          Three Months Ended             Nine Months Ended
                                               March 31,                     March 31,
                                          2000           1999           2000           1999
                                       ----------     ----------     ----------     ----------
Revenues                              $13,764,001    $ 9,741,644    $36,429,369    $30,043,169
Cost of goods sold                      9,384,365      6,226,860     24,554,877     19,949,123
                                       ----------     ----------     ----------     ----------
      Gross profit                      4,379,636      3,514,784     11,874,492     10,094,046

Operating expenses                      3,444,649      2,670,421      9,832,641      7,991,510
                                       ----------     ----------     ----------     ----------
      Operating income                    934,987        844,363      2,041,851      2,102,536

Other income(expense)
   Interest income                         29,990         16,840         33,179         40,513
   Interest expense                       (19,837)             -        (40,323)       (18,898)
   Foreign exchange gains(losses)         (25,572)       (25,808)        38,314       (119,163)
   Other, net                             (43,768)       (59,802)       (70,238)       (72,607)
                                       ----------     ----------     ----------     ----------
                                          (59,187)       (68,770)       (39,068)      (170,155)
                                       ----------     ----------     ----------     ----------
Earnings before Federal income tax        875,800        775,593      2,002,783      1,932,381

Federal income tax
   Current                                314,004        261,746        716,059        698,058
   Deferred                                     -         18,713           (741)        27,618
                                       ----------     ----------     ----------     ----------
                                          314,004        280,459        715,318        725,676
                                       ----------     ----------     ----------     ----------
Net earnings                              561,796        495,134      1,287,465      1,206,705
                                       ==========     ==========     ==========     ==========
Basic and diluted earnings per share        $0.38          $0.34          $0.88          $0.83
                                       ==========     ==========     ==========     ==========

Basic weighted average shares           1,462,363      1,454,048      1,457,619      1,456,361
Dilutive options                           17,237            563          9,985          3,084
                                       ----------     ----------     ----------     ----------
Adjusted weighted average shares        1,479,600      1,454,611      1,467,604      1,459,445
                                       ==========     ==========     ==========     ==========
Cash dividend per common share             $0.125         $0.125         $0.375         $0.375
                                       ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these statements.

                                   4 of 15

                                PEERLESS MFG. CO.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       For the nine months ended
                                                       ------------------------
                                                               March 31,
                                                          2000           1999
                                                       ----------    ----------
 Cash flows from operating activities
   Net earnings                                       $ 1,287,465   $ 1,206,705
   Adjustments to reconcile earnings to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                   331,116       251,740
          Other                                             8,219       (19,323)
          Changes in operating assets and liabilities
             Accounts receivable                         (941,067)    3,380,562
             Inventories                                  333,974      (114,182)
             Cost and earnings in excess of billings
                   on uncompleted contracts              (501,638)   (1,498,838)
             Other current assets                      (2,430,778)     (105,773)
             Other assets                                (133,412)      (41,030)
             Accounts payable                            (617,315)   (1,757,246)
             Billings in excess of costs and earnings
                   on uncompleted contracts             2,235,447        90,005
             Commissions payable                         (328,820)       89,543
             Accrued liabilities                          209,508      (366,767)
                                                       ----------    ----------
                                                       (1,834,766)      (91,309)
                                                       ----------    ----------
 Net cash provided by (used in) operating activities     (547,301)    1,115,396

 Cash flows from investing activities:
    Net sales (purchases) of property and equipment    (1,741,441)     (180,605)
                                                       ----------    ----------
 Net cash provided by (used in) investing activities   (1,741,441)     (180,605)

 Cash flows from financing activities:
    Net change in short-term borrowings                 2,806,144      (200,000)
    Proceeds from issuance of common stock                 67,288          -
    Dividends paid                                       (546,435)     (545,935)
                                                       ----------    ----------
 Net cash provided by (used in) financing activities    2,326,997      (745,935)

 Effect of exchange rate on cash and cash equivalents     (75,142)       (9,795)
                                                       ----------    ----------
 Net increase (decrease) in cash and cash equivalents     (36,888)      179,061

 Cash and cash equivalents at beginning of period         210,866       428,482
                                                       ----------    ----------
 Cash and cash equivalents at end period                  173,979       607,543
                                                        =========    ==========

 The accompanying notes are an integral part of these statements.

                                   5 of 15

                               PEERLESS MFG. CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1. The accompanying consolidated financial statements of Peerless Mfg. Co. and its subsidiaries (the "Company") have been prepared without audit. In our opinion, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ending March 31, 2000 and 1999, the Company's financial position at March 31, 2000 and cash flows for the nine months ending March 31, 2000 and 1999. These adjustments are of a normal and recurring nature, which are in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

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

 3.   We  have  formal  agreements  with  Bank  of  America  N.A.,   formerly
      NationsBank N.A.,  and Chase  Bank of  Texas  N.A. for  $5,500,000  and
      $3,500,000 respectively. The Bank of America credit line was temporarily increased to accommodate the acquisition of ABCO Industries. This $2,000,000 increase will be refinanced into a medium term loan by the end of the current fiscal year. The credit line will then be reduced to the original $3,500,000. The lines of credit are renewable annually. Under the terms of these agreements, loans bear interest at the prevailing prime rate and we are required to pay 1/4 of 1% per annum on the unused portion of the facility. Bank of America and Chase Bank of Texas provide us with a LIBOR rate option. As of March 31, 2000, we had $2,806,000 outstanding against these lines of credit. The Company had no amounts outstanding as of June 30, 1999.

                                   6 of 15

 4. We consolidate the accounts of our wholly-owned subsidiaries, Peerless Europe Limited, Peerless Europe B.V., and ABCO Industries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

 5.   We identify  reportable  segments based  on  management  responsibility
      within our  corporate  structure.   We  have  two  reportable  industry
      segments which are set out below:

                  Gas/Liquid    Selective     Unallocated     Consolidated
                  Filtration    Catalytic     Corporate
                                Reduction     Expenses
                                Systems
                  ---------     ---------     -----------     -----------
 Three months
 ending 3/31/00
 --------------
 Revenues from   $6,086,000    $7,678,000            -        $13,764,000
 Customers

 Segment          ($264,000)   $2,360,000     ($1,161,000)       $935,000
 profit (loss)

 Three months
 ending 3/31/99
 --------------
 Revenues from   $8,308,000     1,433,000            -        $ 9,741,000
 Customers

 Segment         $1,345,000       222,000       ($723,000)    $   844,000
 profit (loss)


                                   7 of 15


 Nine months
 ending 3/31/00
 --------------
 Revenues from  $22,286,000   $14,143,000            -        $36,429,000
 Customers

 Segment         $1,737,000    $3,688,000     ($3,383,000)     $2,042,000
 profit (loss)

 Nine months
 ending 3/31/99
 --------------
 Revenues from  $26,626,000    $3,417,000            -        $30,043,000
 Customers

 Segment         $3,877,000      $494,000     ($2,268,000)     $2,103,000
 profit (loss)

                                   8 of 15

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

 Cash and equivalents decreased $37,000 from June 30, 1999. Company operations used $547,000. This was comprised primarily from net earnings of $1,287,000, increased net billings in excess of costs of $1,734,000, lower inventories of $334,000, and depreciation and amortization of $331,000. These positive cashflows were offset by increased Account Receivable of $941,000, increases in other assets of $2,431,000 representing advance payment to sub-contractors, reductions in both accounts payable and commissions payable of $617,000 and $329,000 respectively. Investing activities used $1,741,000 for the purchase of the assets of ABCO Industries. Financing activities provided $2,327,000 through increased short-term bank borrowings of $2,806,000 offset by dividends paid of $546,000.

                                   9 of 15

 We continue to finance plant expansion, equipment purchases, and working capital requirements primarily through the retention of earnings. In addition to retained earnings, we have from time to time used two short-term bank credit lines totaling $7,000,000 to supplement working capital. The acquisition of the assets of ABCO Industries Inc., was financed through a $2,000,000 increase in the line of credit with Bank of America. This will be rolled into a medium term loan by the end of the current fiscal year. We currently have no material commitments for capital expenditures other than with respect to our established plant and equipment maintenance program.

 REVENUE: Revenue increased 41% from $9,742,000 for the three months ended March 31, 1999 to $13,764,000 for the three months ended March 31, 2000. The increase in revenues was due to improved revenues from the SCR product line and was partially offset by lower sales from the traditional products of filtration and separation systems. For the nine month period, revenues increased 21% from $30,043,000 for the nine months ended March 31, 1999 to $36,429,000 for the nine months ended March 31, 2000. The year to date sales improvement is due to strong sales of SCR products.

 The backlog of uncompleted orders and letters of intent at March 31, 2000 was approximately $38,600,000 as compared to a March 31, 1999 backlog of $25,500,000. Of the $38,600,000 backlog at March 31, 2000, approximately 50% is scheduled to be completed in the current fiscal year.

 GROSS PROFIT: Gross profit increased 24% from $3,515,000 for the three months ended March 31,1999 to $4,380,000 for the three months ended March 31, 2000. For the nine month period ending March 31, 2000, gross profit increased 17% to $11,874,000 from $10,094,000 for the nine months ending March 31, 1999. The increased gross profit is primarily attributable to the increased revenue from environmental, nuclear, and marine products.

 OPERATING EXPENSES: Operating expenses increased 29% from $2,670,000 for the three months ended March 31, 1999 to $3,445,000 for the three months ended March 31,2000. For the nine months, operating expenses increased 23% from $7,992,000 for the nine months ending March 31, 1999 compared to $9,833,000 for the nine months ending March 31, 2000. Year to date higher operating expenses are primarily due to increased implementation cost for an ERP System, combined with greater warranty expense.

                                  10 of 15

 OTHER INCOME/(EXPENSE): We recognized net other expense of approximately $59,000 for the three months ended March 31, 2000 compared to net other expenses of approximately $69,000 for the three months ended March 31, 1999. This decline was primarily due to reductions in legal settlements.


 INTERNATIONAL MARKETS:

 Demand for the Company's products in Southeast Asia remained slow as a result of the current financial situation there. However, we are experiencing an increase in orders of our company's products through our UK subsidiary, Peerless Europe Ltd.


 SCR Products:

 Orders for the purchase of SCR environmental protection products have continued to be strong. New SCR opportunities are the result of the new gas turbine powered electric generating facilities being built to fill demand for electric power in the U.S. These projects require clean burning gas which in turn creates the opportunity to sell the Company's gas cleaning equipment. Coal fired electric power plants are also adding SCR products to comply with US Government mandated lower NOx emission levels. Peerless provides ammonia storage and delivery systems to be used as part of the SCR systems installed at these coal fired plants.


                                  11 of 15

                               PEERLESS MFG. CO.

                                   PART II

                               OTHER INFORMATION

 ITEM 1 -- LEGAL PROCEEDINGS

      REFERENCE IS MADE TO OUR ANNUAL REPORT ON FORM 10-K, AS AMENDED, ITEM 3, PAGE 5, "LEGAL PROCEEDINGS" FOR THE FISCAL YEAR ENDED JUNE 30, 1999. FOR THE NINE MONTHS ENDED MARCH 31, 2000 THERE WERE NO MATERIAL DEVELOPMENTS OR NEW PROCEEDINGS FILED AGAINST THE COMPANY.


 ITEM 6 -- EXHIBITS AND REPORTS -- FORM 8-K

 (a)       EXHIBITS:

           References are to the Company's SEC File Number 0-05214.


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

                                  12 of 15

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

 10(f) Eighth Amended and Restated Loan Agreement, dated as of December 12, 1999, between Bank of America N.A., formerly NationsBank of Texas, N.A., and Peerless Mfg. Co. (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, dated February 14, 2000 and incorporated herein by reference), as amended by Amendment A thereto, dated February 25, 2000.*

 10(g) Second Amended and Restated Loan Agreement, dated as of December 12, 1999, and Waiver and First Amendment to Second Amended and Restated Loan Agreement dated December 12, 1999, by and between Chase Bank of Texas N.A, and Peerless Mfg. Co. (filed as Exhibit 10(g) to our Quarterly Report on Form 10-Q, dated February 14, 2000 and incorporated herein by reference).

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

                                  13 of 15

 10(k) Agreement dated as of July 23, 1999 by and between Peerless Mfg. Co. and G.D. Cornwell (filed as exhibit 10(k) to our Quarterly Report on Form 10-Q, dated September 30, 1999 and incorporated herein by reference).

 21 Our Subsidiaries (filed as Exhibit 21 to our Annual Report on Form 10-K dated September 30, 1999, and incorporated herein by reference).

 27        Financial Data Schedule.*

 * Filed herewith

   (b)  Reports on Form 8-K.   We filed a Current Report on Form 8-K on
        March 13, 2000 to report our acquisition of substantially all the assets of ABCO Industries, Inc. We subsequently filed an amendment to such Form 8-K on May 12, 2000 to include the financial statements of ABCO Industries, Inc. as of and for the periods ending September 30, 1997, September 30, 1998, and September 30, 1999, and proforma financial information as of and for the periods ending June 30, 1999, and December 31, 1999.


                                  14 of 15

                                 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    PEERLESS MFG. CO.



 Dated: May 12, 2000


      /s/ Sherrill Stone                 /s/  Thomas J. Reeve
 ----------------------------       ----------------------------
 By:  Sherrill Stone                By:  Thomas J. Reeve
      Chairman, President and            Chief Financial Officer
      Chief Executive Officer


                                  15 of 15