Form 10-K405
period 2000-06-30
PEERLESS MANUFACTURING CO
filed 2000-09-28
CIK 76954

============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
 ============================================================================

                                 FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal year ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

 ============================================================================
                        Commission File Number 0-5214
                              PEERLESS MFG. CO.
 ============================================================================
            (Exact name of registrant as specified in its charter)
                  Texas                          75-0724417
     -------------------------------          ------------------
     (State or Other Jurisdiction of            (IRS Employer
     Incorporation or Organization)           Identification No.)

  2819 Walnut Hill Lane, Dallas, Texas              75229
 ----------------------------------------         ----------
 (Address of Principal Executive Offices)         (Zip Code)


     Registrant's telephone number,
          including area code:                 (214) 357-6181

  Securities registered pursuant to Section 12(g) of the Act:

       Title of each class          Name of Each Exchange on Which Registered
       -------------------          -----------------------------------------
  Common Stock, par value $1.00     The Nasdaq Stock Market's National Market

  Securities registered pursuant to Section 12(b) of the Act:  None
 ============================================================================

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]   No [ ]

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      At September 21, 2000, Peerless Mfg. Co. had 1,467,992 shares of common stock, $1.00 par value outstanding. The aggregate market value of the registrant's common stock on September 21, 2000 (based upon the closing price of these shares on Nasdaq) held by non-affiliates (excludes officers, directors and shareholders holding 5% or greater of the registrant's common stock) was approximately $22,700,000.


                     DOCUMENTS INCORPORATED BY REFERENCE
 Portions  of  the  Registrant's  Proxy  Statement  for  Annual  Meeting   of
 Shareholders to be held on or about November 16, 2000 (to be filed) are incorporated by reference into Part III of this Form 10-K.

                         TABLE OF CONTENTS
 Item                                                          Page

 PART I

      1    Business.............................................. 1

      2    Properties............................................ 5

      3    Legal Proceedings..................................... 5

      4    Submission of Matters to a Vote
             of Security Holders ................................ 5
 PART II

      5    Market for Registrant's Common Equity and
             Related Stockholder Matters ........................ 5

      6    Selected Financial Data............................... 6

      7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................ 6

      8    Financial Statements and Supplementary Data.......... 12

      9    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ............ 37
 PART III

      10   Directors and Executive Officers of
             the Registrant .................................... 37

      11   Executive Compensation............................... 37

      12   Security Ownership of Certain Beneficial
             Owners and Management ............................. 37

      13   Certain Relationships and Related
             Transactions ...................................... 37
 PART IV

      14   Exhibits, Financial Statement Schedule,
             and Reports on Form 8-K ........................... 38

                                 PART I

 ITEM 1.   BUSINESS.

      Peerless Mfg. Co. (the "Registrant", "Peerless" or "we," "us" or "our") was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. We have wholly-owned subsidiaries in Texas, Netherlands, United Kingdom, and Barbados.

 Products and Operations

      We are engaged in the business of designing, engineering, manufacturing and selling highly specialized products referred to as "Selective Catalytic Reduction Systems" (we refer to these products as "SCR Systems") used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these products with other components as totally integrated systems. Many of the company's components are packaged on skids complete with instruments, controls and related valves and piping.

      We also design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through a piping system. These products are used primarily to remove solid and liquid contaminants from natural gas and salt water aerosols from the combustion intake air of ship board gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.

      We likewise design, engineer, manufacture and sell packaged boilers and other steam generating equipment through our subsidiary, ABCO Industries, Inc. This equipment is used to produce steam which is used in processes, heating, drying, driving steam turbines and a variety of other applications. ABCO Industries, Inc. is also used to support the manufacturing needs of other Peerless products.

      We also design, engineer, manufacture and sell specialized products known as "pulsation dampeners" which are used primarily to reduce or eliminate vibrations caused by acoustical pulsations commonly found in piping connected to reciprocating compressors. Pulsation dampeners reduce noise levels, improve efficiency and prolong the life of piping systems. Additionally, we sell gas odorization equipment, quick-opening closures, parts for our products and other miscellaneous items and render certain engineering services.

      Although we  manufacture  and  stock  a  limited  number  of  items  of equipment for immediate delivery, the vast majority of our products are designed and constructed for specific customer requirements or specifications. In certain cases, our products and components are designed by us but produced by subcontractors under our supervision.

      We market our products worldwide through manufacturers' representatives who sell on a commission basis under the general direction of an officer of Peerless. We also sell products directly to customers. Our business activity and revenues are not seasonal.

 Customers and Export Sales

      Environmental control products, principally SCR Systems, are sold to independent power producers, heat recovery steam generator suppliers, boiler manufacturers, refineries, petrochemical plants and others who desire or may be required to reduce nitrogen oxide (NOx) emissions.

      Gas separators and filters are sold to gas producers and gas gathering, transmission and distribution companies, chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines, and to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. Marine separation/filtration systems are sold primarily to shipbuilders. Pulsation dampeners are purchased by customers in the same industries as purchasers of separators and filters (except shipbuilders and steam generating equipment manufacturers).

      Boilers as supplied by ABCO Industries, Inc. are sold to industrial, process and utility customers. These products are sold through a number of sales channels including direct to users of the equipment, consulting engineers and OEM's.

      We are not dependent upon any single customer or group of customers. The custom-designed nature of our business and the nature of the products cause year to year variance in our major customers. During Fiscal year 2000, one customer, Pacific Gas & Electric Disbursed Generating, accounted for 19% of revenues. No customer accounted for 10% or more of our revenues during Fiscal years 1999 and 1998.

      Sales to international customers have been a part of our business for more than forty years. During our Fiscal year 2000, foreign sales amounted to $13.6 million, or 23% of total consolidated revenue, compared to sales of $18 million, or 44% of total consolidated revenue, during our Fiscal year 1999. The custom-designed and project-specific nature of our products enables us to sell to any geographic region.

      Our international sales involve certain risks. Foreign purchasers may default in the payment of amounts due, causing collection on an international account to be more difficult than for a domestic account. Foreign exchange rates may fluctuate, adversely affecting us. Also, the U.S. and foreign governments may impose regulatory burdens upon exports and imports of our products. We also incur greater expenses on foreign sales because of added selling expenses incurred in other countries. To date, we have not incurred substantial expenses related to these risks.

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

 Backlog

      Our backlog of uncompleted orders at June 30, 2000 was approximately $29 million, which was unchanged from orders at June 30, 1999. Backlog has been calculated under our normal practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled. Of the $29 million backlog as of June 30, 2000 approximately 90% is scheduled to be complete by the end of the current Fiscal year.

 Competition

      There are many competitors, both larger and smaller than us, in the manufacturing and selling of SCR systems, separators, filters and pulsation dampeners. Management believes that performance, reliability and warranty service are the prime competitive factors in our markets. We believe that we strongly compete in these areas and have become a world leader in sales of these custom-built products.

 Patents, Licenses and Product Development

      We believe  that we  are  a leader  in  the design,  manufacturing  and application of efficient, dependable SCR systems. We also consider our ourselves to be a world leader in the technology required to design and apply our high efficiency vapor/liquid separation and filtration equipment. In addition, we believe that we are also a leader in the design, manufacture and application of high efficiency pulsation dampeners for reciprocating compressors. Our expenditures for new product development and improvements were approximately $848,000 in Fiscal 2000 and $667,000 in Fiscal 1999. We expect product development expenditures to be approximately $792,000 in Fiscal 2001.

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

 Employees

      At June 30, 2000, Peerless and its subsidiaries had approximately 265 employees.

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

 Environmental Regulation

      We do not believe that our compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or our competitive position. Our manufacturing processes do not emit substantial foreign substances into the environment. Regulations related to NOx emissions have in the past resulted in increased sales of our component parts for SCR systems.

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

 Executive Officers

      Our executive officers on September 21, 2000 are listed below.

         Name and Age          Position
         ------------------    ------------------------------------
         Sherrill Stone, 63    Chairman of the Board, President and
                               Chief Executive Officer (1)

         Roy C. Cuny, 47       Executive Vice President and
                               Chief Operating Officer (2)

         Thomas J. Reeve, 44   Chief Financial Officer, Treasurer
                               and Secretary (3)

         G. D. Cornwell, 56    Sr. Vice President (4)

 ____________________


 (1)  Mr.  Stone  is  responsible   for  formulation  of  corporate   policy,
      investment and new business opportunities. Mr. Stone assumed the duties of Chairman of the Board and Chief Executive Officer on March 31, 1993.

 (2). Mr. Cuny is responsible for marketing, manufacturing and engineering operations of the company. Mr. Cuny joined the company on May 16, 2000 after twenty years with Foster Wheeler Corporation.

 (3) Mr. Reeve is responsible for financial administration and has been employed by us since January 3, 2000. He was formerly employed by Trinity Industries from 1996 to 1999 as Chief Financial Officer for the Transportation Products Division.

 (4) Mr. Cornwell is responsible for manufacturing, purchasing, estimating, and quality control operations.

 ITEM 2.   PROPERTIES.

      We own our principal executive offices located in Dallas, Texas, which include office, warehouse and manufacturing facilities. Approximately 4,000 square feet of space is used for executive and sales offices, 3,600 square feet is used for research and development and a 40,000 square foot building located on the same site is used for administrative, engineering and drafting offices. We own four manufacturing facilities consisting of approximately 21,600 square feet in Denton, Texas, approximately 29,000 square feet in Carrollton, Texas, approximately 80,000 square feet in Dallas, Texas and approximately 77,700 square feet in Abilene, Texas. Only approximately 35,000 square feet of the manufacturing facility in Dallas is currently usable for manufacturing. We believe that our office and manufacturing facilities are adequate and suitable for its present requirements. Future needs can be met by building, modernizing or expanding manufacturing facilities at the Denton, Texas, Dallas, Texas or Abilene, Texas locations, where space is available for expansion.

      The manufacturing facility in Abilene, Texas is pledged as collateral for a bank loan used to purchase the property.


 ITEM 3.   LEGAL PROCEEDINGS.

      We are involved in various legal proceedings and claims arising in the ordinary course of business. On the basis of information presently available, it is the opinion of management that such legal proceedings and claims are not material to our financial condition.

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


                              PART II

 ITEM 5.   MARKET FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
           MATTERS.

      Our Common Stock is listed on the Nasdaq Stock Market's National Market under the symbol "PMFG". Our Board of Directors reviews our financial position periodically to determine the advisability of paying dividends. The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for our Common Stock as reported by Nasdaq and cash dividends paid per share.

       Quarter Ended:             Closing Bid Prices   Cash Dividends
       --------------             ------------------   --------------
                                    High       Low       Per Share
                                   ------    -------        ----
       Fiscal 1999
       September 30, 1998         $15-3/8   $10            $.125
       December 31, 1998           13         9             .125
       March 31, 1999              11-1/4     9-5/16        .125
       June 30, 1999               11-1/8     8-3/4         .125

       Fiscal 2000
       September 30, 1999         $14-1/8   $10-1/2        $.125
       December 31, 1999           13         9-7/8         .125
       March 31, 2000              15-13/16  12             .125
       June 30, 2000               17-7/8    12             .125

      There were 178 record holders of our Common Stock on September 19, 2000. We estimate that approximately 700 additional shareholders own shares in broker names.

      We intend to pay cash dividends on our common stock as our Board deems appropriate, after consideration of our operating results, financial condition, cash requirements, compliance with financial covenants in our credit facilities and such other factors as the Board deems appropriate.


 ITEM 6.   SELECTED FINANCIAL DATA

      The following selected  financial data  should be  read in  conjunction with, and  is qualified  in its  entirety  by, "Managements  Discussion  and
 Analysis  of  Financial  Condition  and  results  of  Operations"  and   the
 Consolidated Financial Statements and related Notes included in this report.


                                            Year ended June 30
                        -------------------------------------------------------------
                           2000         1999         1998         1997        1996
                        ----------   ----------   ----------   ----------  ----------
 Net sales             $58,561,396  $40,568,443  $43,455,136  $41,486,492 $33,643,998

 Gross profit           15,657,989   14,271,719   15,239,806   11,525,289  10,213,237

 Earnings before         1,578,363    2,845,570    3,522,138      537,996   1,182,148
 income taxes

 Net earnings             $930,777   $1,849,570   $2,449,561     $537,416    $789,721
                        ==========   ==========  ===========   ==========  ==========
 Earnings per
 common share - basic         $.64        $1.27        $1.68         $.37        $.55
                        ==========   ==========  ===========   ==========  ==========
 Earnings per
 common share - diluted       $.63        $1.27        $1.68         $.37        $.55
                        ==========   ==========  ===========   ==========  ==========

 Total assets          $32,120,953  $23,478,772  $23,756,221  $19,046,720 $18,191,426
                        ==========   ==========  ===========   ==========  ==========

 Long-term obligations   1,406,144          ---          ---          ---         ---

 Cash dividend per
 common share          $       .50  $       .50  $       .50   $      .50 $       .50
                        ==========   ==========  ===========   ==========  ==========

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

      We have historically financed, and continue to finance, working capital requirements, expansion, and equipment purchases primarily through the retention of earnings and the use of a short-term bank credit line. During Fiscal 2000 we increased our short-term line of credit to $11,000,000. It was necessary for us to use our short-term bank credit lines in order to finance a temporary shortfall in working capital during Fiscal 2000 and Fiscal 1999. On June 30, 2000 we had $5,821,000 outstanding and as of June 30, 1999, we had no debt outstanding under our credit lines. We pay an annual commitment fee of 0.25% of the unused balance under the credit lines. The ABCO acquisition was made on February 25, 2000 and was financed with a 5 year fully amortized term note that will be repaid with equal quarterly principle installments plus accrued interest. The assets of the ABCO acquisition secure the term note. The balance on the term note as of June 30, 2000 was $1,806,000. We have no material commitments for capital expenditures other than replacing equipment and maintaining our existing plants and equipment. During Fiscal 2000 we purchased fixed assets totaling $327,000, consisting primarily of replacement manufacturing equipment, computer hardware and software, office equipment and building improvements. This is compared to purchases of $233,000 during Fiscal 1999.

      Working capital was $11,900,000 at June 30, 2000, an increase of less than 4% from $11,500,000 at June 30, 1999.

      The following table sets forth certain information related to working capital for our last three Fiscal years:

                                          2000      1999      1998
                                          ----      ----      ----
          Average working capital as
          a percentage of net sales       18.5%     25.9%     20.5%

          Annual accounts receivable
             turnover(1)                   5.3       3.8       5.0

          Annual inventory turnover(2)     9.4       6.2       6.3


 (1) Annual accounts receivable turnover is computed by dividing annual net sales by the average monthly accounts receivable.

 (2) Annual inventory turnover is computed by dividing the cost of goods sold by the average monthly inventory and contract costs.

      The average working capital as a percentage of net sales declined from 25.9% in Fiscal 1999 to 18.5% in Fiscal 2000. The decrease in Fiscal 2000 was the result of average working capital increasing $300,000 or 3% offset by an increase in sales volume of 44% or approximately $17,993,000 over Fiscal 1999. The increase in annual accounts receivable turnover from 3.8 in Fiscal 1999 to 5.3 in Fiscal 2000 was caused by improved collections. The average account receivable balance increased approximately $468,000 from Fiscal 1999 to Fiscal 2000, while sales increased $17,993,000 for the same time period. Average inventory turnover has improved from 6.2 in Fiscal 1999 to 9.4 in Fiscal 2000. The average inventory level increased $316,000, from $4,254,000 in Fiscal 1999 to $4,570,000 in Fiscal 2000. This combined with an approximately $16,600,000 increase in cost of sales increased the inventory turnover. The higher inventory turnover is primarily due to increased sub-contracting and SCR specialty components purchased and shipped direct to the customer.

 Results of Operations

      The  following  table  sets  forth  various  measures  of   performance
 expressed as percentages of net sales for our last three Fiscal years, as well as our effective income tax rate for the same periods:

                                     2000        1999        1998
                                     ----        ----        ----
 Gross profit margin                 26.7%       35.2%       35.1%

 Operating expenses                  23.5%       27.8%       26.7%

 Earnings before income taxes         2.7%        7.0%        8.1%

 Effective income tax rate           41.0%       35.0%       30.5%


      Inflation did not have a material impact on our operating results during the last three Fiscal years.


 Comparison of Fiscal 2000 to Fiscal 1999

 Net Sales

      Our net sales increased approximately $17,993,000, or 44%, from $40,568,000 to $58,561,000. Domestic sales increased 99% from $22,593,000 in Fiscal 1999 to $44,978,000 in Fiscal 2000. Domestic sales growth was caused primarily by a significant increase in the sales of environmental products (SCR systems) from $6,132,000 in Fiscal 1999 to $28,533,000 in Fiscal 2000. Foreign sales decreased 24.4% from $17,975,000 in Fiscal 1999 to $13,583,000 in Fiscal 2000.

      Our backlog of unfilled orders remained unchanged at $29,000,000 as of June 30, 1999 and June 30, 2000.

 Gross Profit Margin

      Our gross profit increased $1,386,000 from $14,272,000 in Fiscal 1999 to $15,658,000 in Fiscal 2000. However the gross profit margin decreased from 35.2% of net sales in Fiscal 1999 to 26.7% of net sales in Fiscal 2000. The lower gross profit margin is primarily due to cost overruns on a significant order and lower margins inherent with specialty components purchased and shipped direct to customers associated with environmental products.

 Operating Expenses

      Operating expenses increased 22.1% from $11,293,000 in Fiscal 1999 to $13,791,000 in Fiscal 2000. This increase in operating expenses is primarily due to increased implementation cost for an ERP system, costs associated with integration of ABCO Industries and the addition of personnel to support the higher sales volume. However, operating expenses as a percent of sales decreased from 27.8% in Fiscal 1999 to 23.5% in Fiscal 2000.

 Income Tax

      Our effective tax rate was 41.0% in Fiscal 2000 compared to 35.0% in Fiscal 1999. For a further discussion of our federal income taxes, see Note J to our Financial Statements.


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

 Income Tax

      Our effective tax rate was 35.0% in Fiscal 1999 compared to 30.5% in Fiscal 1998. For a further discussion of our federal income taxes, see Note J to our Financial Statements.

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

      Quantitative and Qualitative Disclosures about Market Risk. The company is exposed to market risk from changes in interest rates. The company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The company has not used derivative instruments to offset the exposure to changes in interest rates. Changes in interest rates are not expected to have a material impact on the company's results of operations.

      Competition. We operate in highly competitive markets worldwide. We compete with manufacturers and sellers of selective catalytic reduction systems, separators, filters, and pulsation dampeners, some of which are larger than us and have greater financial resources. In addition, several smaller manufacturers also produce custom-designed equipment that is competitive with our specialized products and services. There can be no assurance that we will be able to compete successfully with current or future competitors.

      International Operations. We derive a significant portion of revenues from international sales. Economic conditions across international regions could materially and adversely affect us. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by political developments and foreign laws and regulations, such as forced divestiture of assets, restrictions on production, imports and exports, price controls, tax cancellation of contract rights and environmental regulations. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable.

      Further, foreign purchasers may default in the payment of amounts due, causing collection on an international account to be more difficult than for a domestic account. Fluctuations in foreign exchange rates may have an adverse affect. Also, U.S. and foreign governments may impose regulatory burdens upon exports and imports of our products. We also incur greater expenses on foreign sales because of added selling expense incurred in other countries. The occurrence of any one or more of the foregoing could adversely affect our operations.

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

      Potential Cost Overruns. From time to time we enter into contracts for custom designed, engineered and manufactured products that contain a fixed price. In the event of a cost over run, the additional cost may not be recoverable from the customer.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Index to Financial Statements

                                                                Page
                                                                ----
  REPORT OF INDEPENDENT CERTIFIED PUBLIC
       ACCOUNTANTS ...........................................   14

  CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2000 AND 1999.......   15

  CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS
       ENDED JUNE 30, 2000, 1999 AND 1998.....................   17

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY FOR THE YEARS ENDED JUNE 30, 2000,
       1999 AND 1998..........................................   18

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
       ENDED JUNE 30, 2000, 1999 AND 1998.....................   19

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
       YEARS ENDED JUNE 30, 2000, 1999 AND 1998...............   21

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       ON SCHEDULE............................................   34

  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.............   35

              Report of Independent Certified Public Accountants




 Board of Directors
 Peerless Mfg. Co.


 We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




 GRANT THORNTON LLP

 Dallas, Texas
 September 15, 2000

                     Peerless Mfg. Co. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                  June 30,


                  ASSETS                            2000         1999
                                                 ----------   ----------
 CURRENT ASSETS
  Cash and cash equivalents                     $   561,017  $   210,866
  Short-term investments                            273,343      273,343
  Accounts receivable - principally trade,
    net of allowance for uncollectible
    accounts of $777,546 and $685,330
    in 2000 and 1999, respectively               12,319,171   12,195,037
  Inventories                                     3,287,957    3,730,970
  Costs and earnings in excess of billings
    on uncompleted contracts                      9,911,587    3,268,181
  Deferred income taxes                             470,884         -
  Other                                             704,118      777,635
                                                 ----------   ----------
           Total current assets                  27,528,077   20,456,032

 PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation                  3,509,846    2,102,546

 DEFERRED INCOME TAXES                                 -          59,613

 OTHER ASSETS                                     1,083,030      860,581
                                                 ----------   ----------
                                                $32,120,953  $23,478,772
                                                 ==========   ==========


                     Peerless Mfg. Co. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  June 30,


    LIABILITIES AND STOCKHOLDERS' EQUITY            2000          1999
                                                 ----------   ----------
 CURRENT LIABILITIES
  Accounts payable - trade                      $ 6,471,280  $ 5,626,058
  Lines of credit                                 5,800,000         -
  Current maturities of long-term debt              421,212         -
  Billings in excess of costs and earnings
    on uncompleted contracts                        363,577      572,970
  Commissions payable                               984,784    1,204,584
  Accrued expenses
    Compensation                                    745,911    1,188,165
    Warranty reserve                                354,534      313,773
    Deferred income taxes                              -          42,736
    Other                                           448,194       38,669
                                                 ----------   ----------
           Total current liabilities             15,589,492    8,986,955

 LONG-TERM DEBT, net of current maturities        1,406,000         -

 DEFERRED INCOME TAXES                              376,061         -

 COMMITMENTS                                           -            -

 STOCKHOLDERS' EQUITY
  Common stock - authorized, 10,000,000
    shares of $1 par value; issued and
    outstanding, 1,467,992 and 1,452,492
    shares in 2000 and 1999, respectively         1,467,992    1,452,492
  Additional paid-in capital                      2,692,099    2,539,951
  Unamortized value of restricted stock grants      (71,096)      (4,719)
  Accumulated other comprehensive income (loss)    (148,954)    (103,824)
  Retained earnings                              10,809,359   10,607,917
                                                 ----------   ----------
                                                 14,749,400   14,491,817
                                                 ----------   ----------
                                                $32,120,953  $23,478,772
                                                 ==========   ==========


       The accompanying notes are an integral part of these statements.

                     Peerless Mfg. Co. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended June 30,


                                       2000         1999         1998
                                    ----------   ----------   ----------

 Net sales                         $58,561,396  $40,568,443  $43,455,136

 Cost of goods sold                 42,903,407   26,296,724   28,215,330
                                    ----------   ----------   ----------
           Gross profit             15,657,989   14,271,719   15,239,806

 Operating expenses
  Marketing and engineering         10,035,579    8,630,962    8,932,180
  General and administrative         3,755,087    2,662,289    2,662,725
                                    ----------   ----------   ----------
                                    13,790,666   11,293,251   11,594,905
                                    ----------   ----------   ----------
           Operating profit          1,867,323    2,978,468    3,644,901

 Other income (expense)
  Interest income                       38,413       58,987       34,055
  Interest expense                    (180,128)     (23,696)     (27,430)
  Foreign exchange gains (losses)       (6,710)    (118,866)     (90,050)
  Other, net                          (140,535)     (49,323)     (39,338)
                                    ----------   ----------   ----------
                                      (288,960)    (132,898)    (122,763)
                                    ----------   ----------   ----------
      Earnings before income taxes   1,578,363    2,845,570    3,522,138

 Income tax expense (benefit)
  Current                              725,532      617,824    1,262,998
  Deferred                             (77,946)     378,176     (190,421)
                                    ----------   ----------   ----------
                                       647,586      996,000    1,072,577
                                    ----------   ----------   ----------
      NET EARNINGS                 $   930,777  $ 1,849,570  $ 2,449,561
                                    ==========   ==========   ==========

 Earnings per common share - basic       $ .64        $1.27        $1.68
                                          ====         ====         ====
 Earnings per common share - diluted     $ .63        $1.27        $1.68
                                          ====         ====         ====



       The accompanying notes are an integral part of these statements.

                         Peerless Mfg. Co. and Subsidiaries

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          Unamortized   Accumulated
                                              Additional    value of      other
                                     Common    paid-in     restricted  comprehensive     Retained
                                      stock    capital    stock grants income (loss)     earnings      Total
                                    ---------  ---------     -------     ---------     -----------   ----------
  Balances as of June 30, 1997      1,451,992 $2,535,221    $(44,625)   $  (93,944)   $  7,580,786  $11,429,430

  Comprehensive income
   Net earnings                           -          -           -             -         2,449,561    2,449,561
   Foreign currency translation
    adjustment                            -          -           -          14,095             -         14,095
                                                                                                     ----------
     Total comprehensive income                                                                       2,463,656

  Issuance of 3,000 shares of
   common stock                         3,000     28,875     (31,875)          -               -            -
  Stock options exercised               2,500     20,625         -             -               -         23,125
  Cash dividends ($.375 per share)        -          -           -             -          (544,503)    (544,503)
  Amortization of restricted
   stock grants                           -          -        25,115           -               -         25,115
  Income tax expense related to
   restricted stock plans                 -       (1,020)        -             -               -         (1,020)
                                    ---------  ---------     -------     ---------     -----------   ----------
  Balances as of June 30, 1998      1,457,492  2,583,701     (51,385)      (79,849)      9,485,844   13,395,803

  Comprehensive income
   Net earnings                           -   $     -       $    -      $      -      $  1,849,570  $ 1,849,570
   Foreign currency translation
    adjustment                            -         -            -         (23,975)                     (23,975)
                                                                                                     ----------
        Total comprehensive income                                                                    1,825,595

  Cash dividends paid
   ($.50 per share)                       -         -            -             -          (727,497)    (727,497)
  Forfeiture of restricted
   stock grant                         (5,000)   (43,750)     29,250           -               -        (19,500)
  Amortization of restricted
   stock grants                           -         -         17,416           -               -         17,416
                                    ---------  ---------     -------     ---------     -----------   ----------
  Balance at June 30, 1999          1,452,492 $2,539,951    $ (4,719)   $ (103,824)   $ 10,607,917  $14,491,817

 Comprehensive income
  Net earnings                            -          -           -             -           930,777      930,777
  Foreign currency translation
   adjustment                             -          -           -         (45,130)            -        (45,130)
                                                                                                     ----------
      Total comprehensive income                                                                        885,647

 Cash dividends paid
  ($.50 per share)                        -          -           -             -          (729,335)    (729,335)
 Stock options exercised                9,000     74,937         -             -               -         83,937
 Issuance of stock grants               6,500     73,711     (80,211)          -               -            -
 Amortization of restricted
  stock grants                            -          -        13,834           -               -         13,834
 Income tax expense related to
  restricted stock plans                  -        3,500         -             -               -          3,500
                                    ---------  ---------     -------     ---------     -----------   ----------
 Balance at June 30, 2000           1,467,992 $2,692,099    $(71,096)   $ (148,954)   $ 10,809,359  $14,749,400
                                    =========  =========     =======     =========     ===========   ==========


        The accompanying notes are an integral part of this statement.

                      Peerless Mfg. Co. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended June 30,




                                            2000         1999         1998
                                         ----------   ----------   ----------

 Cash flows from operating activities
  Net earnings                          $   930,777  $ 1,849,570  $ 2,449,561
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization         489,739      413,026      379,752
      Deferred income taxes                 (77,946)     378,176     (190,421)
      Foreign exchange loss                   6,710      118,886       90,050
      Other                                    (671)     (34,160)      (1,020)
      Changes in operating assets and
        liabilities, net of effect
        of acquisitions
         Accounts receivable               (124,134)   1,949,880   (4,703,504)
         Inventories                        443,013   (1,301,720)     544,993
         Cost and earnings in excess
           of billings on uncompleted
           contracts                     (6,643,406)  (1,429,540)      33,176
         Other current assets                73,517     (612,004)     132,974
         Other assets                      (222,449)    (186,421)    (231,004)
         Accounts payable                   845,222       59,008      837,205
         Billings in excess of costs
           and earnings on uncompleted
           contracts                       (209,393)     522,993     (353,174)
         Commissions payable               (219,800)        (807)     425,917
         Accrued expenses                     8,032     (788,479)     985,395
                                         ----------   ----------   ----------
                                         (5,631,566)    (911,162)  (2,049,661)
                                         ----------   ----------   ----------
 Net cash provided by (used in)
   operating activities                  (4,700,789)     938,408      399,900

 Cash flows from investing activities
  Net purchases of short-term investments       -         (5,278)      (9,058)
  Proceeds from sale of property
    and equipment                            88,000       30,850          -
  Purchase of property and equipment     (1,967,034)    (233,323)    (262,362)
                                         ----------   ----------   ----------
 Net cash used in investing activities   (1,879,034)    (207,751)    (271,420)


                      Peerless Mfg. Co. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended June 30,




                                            2000         1999         1998
                                         ----------   ----------   ----------

 Cash flows from financing activities
  Sale of common stock                  $    83,937  $       -    $    23,125
  Net changes in lines of credit          5,800,000          -            -
  Advances on short-term borrowings       2,827,212          -        200,000
  Payments on short-term borrowings      (1,000,000)    (200,000)         -
  Dividends paid                           (729,335)    (727,497)    (727,127)
                                         ----------   ----------   ----------
         Net cash provided by (used in)
             financing activities         6,981,814     (927,497)    (504,002)

 Effect of exchange rate changes on
  cash and cash equivalents                 (51,840)     (20,776)      31,451
                                         ----------   ----------   ----------
 Net decrease in cash and cash
   equivalents                              350,151     (217,616)    (344,071)

 Cash and cash equivalents at
   beginning of year                        210,866      428,482      772,553
                                         ----------   ----------   ----------
 Cash and cash equivalents at
   end of year                          $   561,017  $   210,866  $   428,482
                                         ==========   ==========   ==========

 Supplemental information on cash flows:

 Interest paid                          $   150,183  $    21,170  $    29,956
 Income taxes paid                      $   780,945  $   900,814  $   957,860



       The accompanying notes are an integral part of these statements.


                      Peerless Mfg. Co. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2000, 1999 and 1998


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

  Consolidation
  -------------
  The Company consolidates the accounts of its subsidiaries, all of which are
  whole-owned.   All significant intercompany  accounts and transactions have been eliminated in consolidation.

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

 NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES - Continued


  Stock-Based Compensation
  ------------------------
  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB
  25),   Accounting   for   Stock   Issued   to   Employees,   and    related
  interpretations.

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

  Financial Instruments
  ---------------------
  The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short-term nature of these items. The carrying amount of debt approximates fair value because all debt has interest rates tied to market.

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


 NOTE B - BUSINESS COMBINATION

  On February 25, 2000, the Company purchased substantially all of the assets of ABCO Industries, Inc. (ABCO) for approximately $1,700,000. No goodwill resulted from the acquisition. ABCO is in the business of designing and manufacturing industrial boilers. Following is unaudited pro forma data assuming that the acquisition of ABCO had occurred on July 1, 1998:

                                                 Year ended June 30,
                                              -------------------------
                                                 2000           1999
                                              ----------     ----------
    Sales                                    $69,316,000    $55,569,000
    Net loss before extraordinary credit         (13,000)      (327,000)
    Net earnings (loss)                        2,109,000       (327,000)
    Per share - basic
      Net loss before extraordinary credit          (.01)          (.22)
      Net earnings (loss)                           1.44           (.22)
    Per share - diluted
      Net loss before extraordinary credit          (.01)          (.22)
      Net earnings (loss)                           1.43           (.22)


 NOTE C - CONCENTRATIONS OF CREDIT RISK

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

  For the year ended June 30, 2000, sales to one customer amounted to approximately 19% of revenues. For the years ended June 30, 1999 and 1998, no single customer accounted for more than 10% of revenues.

 NOTE D - INVENTORIES

  Principal components of inventories are as follows:

                                                      June 30,
                                               -----------------------
                                                 2000          1999
                                               ---------     ---------
    Raw materials                             $1,252,111    $  961,450
    Work in process                            1,669,348     2,522,182
    Finished goods                               366,498       247,338
                                               ---------     ---------
                                              $3,287,957    $3,730,970
                                               =========     =========

   At June 30, 2000 and 1999,  progress payments of $261,374 and  $1,237,771,
   respectively,  have  been   offset  against  inventories   and  costs   of
   uncompleted contracts.


 NOTE E - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is summarized as follows:

                                                      June 30,
                                              -------------------------
                                                 2000          1999
                                              ----------     ----------
    Buildings                                $ 3,783,724    $ 3,096,993
    Equipment                                  3,449,821      2,670,878
    Furniture and fixtures                     2,044,660      1,815,592
    Land improvements                              5,169              -
                                              ----------     ----------
                                               9,283,374      7,583,463
      Less accumulated depreciation           (6,609,254)    (6,201,643)
                                              ----------     ----------
                                               2,674,120      1,381,820
    Land                                         835,726        720,726
                                              ----------     ----------
                                             $ 3,509,846    $ 2,102,546
                                              ==========     ==========

 NOTE F - LINES OF CREDIT

   The Company has unsecured revolving lines of credit in the amount of $11.0 million due in December 2000, with interest at the banks' prime lending rate (9.5% at June 30, 2000), payable monthly. The bank charges usage fees at an annual rate of .25% of the average daily unused portion of the line. At June 30, 2000, $5.8 million was outstanding under the lines of credit. The Company had letters of credit outstanding under these arrangements of $4,094,479 and $3,246,567 at June 30, 2000 and 1999,
   respectively. Other assets with a cost of approximately $649,000 and $635,000 were pledged against the letters of credit outstanding at June 30, 2000 and 1999, respectively.

 NOTE G - LONG-TERM DEBT

                                                   2000           1999
                                                 ---------     ---------
   Note payable, due June 30, 2005, principal
     due in 19 quarterly installments of
     $100,000 beginning June 30, 2000,
     interest at the bank's prime rate
     (9.5% at June 30, 2000)                    $1,827,212    $        -
      Less current maturities                     (421,212)            -
                                                 ---------     ---------
                                                $1,406,000    $        -
                                                 =========     =========

   The aggregate annual maturities of long-term debt at June 30, 2000 are as follows:

    Year ended
     June 30,
     --------
      2001                                    $  421,212
      2002                                       400,000
      2003                                       400,000
      2004                                       400,000
      2005                                       206,000
                                               ---------
                                              $1,827,212
                                               =========

 NOTE H - STOCKHOLDERS' EQUITY

   The Company has a 1985 restricted stock plan (the 1985 Plan) under which 75,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan generally vest ratably over a three to five-year period. The Company awarded 3,000 shares (fair value at date of grant of $31,875) in fiscal 1998 and 6,500 shares (fair value at date of grant of $80,211) in fiscal 2000. Compensation expense for stock grants is charged to earnings over the restriction period and amounted to $13,835, $17,416, and $25,115 in fiscal 2000, 1999 and 1998, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.

   In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 120,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant.

   At June 30, 2000, 27,450 shares of common stock were available for issuance under the 1995 Plan, and 250 shares were available under the 1985 Plan.

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

                                           Year ended June 30,
                                     2000          1999          1998
                                    -------      ---------     ---------
    Net earnings - as reported     $930,777     $1,849,570    $2,449,561
    Net earnings - pro forma        836,372      1,813,141     2,440,327

    Basic earnings per share
    As reported                         .64           1.27          1.68
    Pro forma                           .57           1.25          1.68

    Diluted earnings per share
    As reported                         .63           1.27          1.68
    Pro forma                           .57           1.24          1.67

   The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 41% to 44% for fiscal 2000, 43% for fiscal 1999 and 41% for fiscal 1998; risk-free interest rates ranging from 4.6% to 6%; dividend yield of 4.2%, 3.7%, and 5.6% in fiscal 2000, 1999 and 1998, respectively; and expected lives of five to seven years.

   Additional information with respect to options outstanding under the plan is as follows:

                                               Number of    Weighted
                                                shares       average
                                               underlying   exercise
         Stock options                          options       price
                                                -------      ------
    Outstanding at July 1, 1997                  31,500     $  9.57
    Granted                                      24,000       10.73
    Exercised                                    (2,500)       9.25
                                                 ------
    Outstanding at June 30, 1998                 53,000       10.11

    Granted                                       7,000       13.64
                                                 ------
    Outstanding at June 30, 1999                 60,000       10.52

    Granted                                      42,800       12.00
    Exercised                                    (9,000)       9.33
    Canceled                                    (14,000)      12.12
                                                 ------
    Outstanding at June 30, 2000                 79,800       11.17
                                                 ======       =====

    Options exercisable at June 30, 1998         16,125       10.12
                                                 ======       =====
    Options exercisable at June 30, 1999         31,000       10.15
                                                 ======       =====
    Options exercisable at June 30, 2000         63,175       11.14
                                                 ======       =====

    Weighted average fair value per share of options granted:

      Year ended June 30, 1998          $3.24
      Year ended June 30, 1999          $4.72
      Year ended June 30, 2000          $3.94

  The following table summarizes information about the Plan's stock options at June 30, 2000:

                                       Options outstanding
                           --------------------------------------------------
                                         Weighted average
        Range of              Number  remaining contractual  Weighted average
    Exercise Prices        outstanding    life (in years)     exercise price
    ---------------        -----------    --------------      --------------
    $9.25                     16,000           5.6               $  9.25
    $10.625-$11.875           22,500           7.8                 10.79
    $12.00-$13.375            41,300           9.0                 12.12
                              ------
                              79,800
                              ======

                                       Options exercisable
        Range of                    Number     Weighted average
    Exercise Prices              exercisable    exercise price
    ---------------              -----------    --------------
    $9.25                           16,000        $    9.25
    $10.625-$11.875                 12,000            10.83
    $12.00-$13.375                  35,175            12.10
                                    ------
                                    63,175
                                    ======


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


 NOTE I - EMPLOYEE BENEFIT PLANS

   The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 2000, 1999 and 1998 was approximately $151,000, $157,000, and $128,000, respectively.

 NOTE J - INCOME TAXES

   Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                      June 30,
                                                 2000          1999
                                               ---------     ---------
    Deferred tax assets
      Restricted stock grants                 $    7,264    $    6,083
      Inventories                                126,175        80,597
      Foreign subsidiaries' net operating
        loss carryforwards                       115,421       232,122
      Accrued expenses                           229,712       164,317
      Accounts receivable                         91,684       108,285
      Other                                       25,727        29,461
                                               ---------     ---------
                                                 595,983       620,865

    Deferred tax liabilities
      Property, plant and equipment             (122,359)     (100,088)
      Uncompleted contracts                     (375,297)     (500,396)
      Other                                       (3,504)       (3,504)
                                               ---------     ---------
                                                (501,160)     (603,988)
                                               ---------     ---------
            Net deferred tax asset            $   94,823    $   16,877
                                               =========     =========

   Deferred tax assets and liabilities included in the balance sheet are as follows:

                                                       June 30,
                                                   2000      1999
                                               ---------     ---------
    Current deferred tax asset (liability)    $  470,884    $  (42,736)
    Noncurrent deferred tax asset (liability)   (376,061)       59,613
                                               ---------     ---------
                                              $   94,823    $   16,877
                                               =========     =========

   The provision for income taxes consisted of the following:

                                          Years ended June 30,
                                     ---------------------------------
                                      2000        1999         1998
                                     -------     -------     ---------
    Federal
      Current                       $599,431    $552,824    $1,157,345
      Deferred                       (77,946)    378,176      (190,421)
    State                            126,101      65,000       105,653
                                     -------     -------     ---------
                                    $647,586    $996,000    $1,072,577
                                     =======     =======     =========


  The Company had provided a valuation allowance at June 30, 1997 related to deferred tax assets of foreign subsidiaries. These assets are recoverable only from future income of the respective foreign subsidiaries. Because of a recapitalization and a reorganization of European operations, the Company concluded at June 30, 1997 that it was more likely than not that certain of the deferred tax assets are recoverable. The valuation allowance was reduced in 1997 and eliminated in 1998. Utilization of foreign net operating carryforwards reduced income tax expense by approximately $12,000 for 1998.

  The effective income tax rate varies from the statutory rate due to the following:

                                                    As a percentage
                                                  of pretax earnings
                                                 --------------------
                                                 2000    1999    1998
                                                 ----    ----    ----
    Income tax expense at statutory rate         34.0%   34.0%   34.0%
    Increase (decrease) in income taxes
     resulting from
       State tax, net of federal benefits         3.8     1.5     2.0
       Foreign sales corporation exclusions      (2.5)   (2.9)   (6.7)
       Change in valuation allowance                -       -    (0.8)
       Adjustment to prior year taxes             5.4       -       -
       Effect of lower foreign tax rate          (1.4)      -       -
       Other                                      1.7    2.4     2.0
                                                 ----    ----    ----
    Income tax expense at effective rate         41.0%   35.0%   30.5%
                                                 ====    ====    ====

 NOTE K - EARNINGS PER SHARE

   Summarized basic and diluted earnings per common share for each of the three years ended June 30, 2000 is as follows:

                                2000                          1999                           1998
                  ----------------------------    ---------------------------    ---------------------------
                                          Per                            Per                            Per
                    Net                  share      Net                 share      Net                 share
                  earnings     Shares    amount   earnings    Shares    amount   earnings    Shares    amount
                  ---------   ---------   ----    ---------  ---------   ----    ---------  ---------   ----

 Basic earnings
 per share       $  930,777   1,459,590  $ .64   $1,849,570  1,455,396  $1.27   $2,449,561  1,454,277  $1.68
   Effect of
   dilutive
   options              -        10,753     -             -      4,751     -             -      2,698      -
                  ---------   ---------   ----    ---------  ---------   ----    ---------  ---------   ----
 Diluted earnings
 per share       $  930,777   1,470,343  $ .63   $1,849,570  1,460,147  $1.27   $2,449,561  1,456,975  $1.68
                  =========   =========   ====    =========  =========   ====    =========  =========   ====

 For fiscal 2000, 1999, and 1998, stock options covering 2,500, 11,500, and 2,500 shares, respectively were excluded in the computations of diluted earnings per share because their effect was antidilutive.

 NOTE L - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

 The   Company   identifies   reportable    segments  based   on   management
 responsibility within the corporate structure. The Company has two reportable industry segments: gas/liquid filtration and catalytic reduction systems. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products. The catalytic reduction systems segment produces "Selective Catalytic Reduction Systems (SCR)" used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these products with other components as totally integrated systems. Many of the Company's components are packaged on skids complete with instruments, controls and related valves and piping.


 NOTE L - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION - Continued

 Segment  profit  and  loss is  based on  revenue less  direct costs  of  the segment before allocation of general, administrative, research and development costs. There were no sales or transfers between segments. Segment information and a reconciliation to operating profit for the years ended June 30, 2000, 1999, and 1998 are presented below. Note that the Company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

                                       Catalytic     Unallocated
                          Gas/liquid   reduction      corporate
                          Filtration    Systems       overhead   Consolidated
                           ----------   ----------   ----------    ----------
 2000
 ----
 Revenues from customers  $30,028,000  $28,533,000  $         -   $58,561,000
 Segment profit (loss)      2,634,000    3,793,000   (4,560,000)    1,867,000


 1999
 ----
 Revenues from customers  $34,436,000  $ 6,132,000  $         -   $40,568,000
 Segment profit (loss)      5,580,000      849,000   (3,451,000)    2,978,000

 1998
 ----
 Revenues from customers  $39,234,000  $  4,221,000 $         -   $43,455,000
 Segment profit (loss)      6,708,000        84,000  (3,147,000)    3,645,000

  The Company attributes revenues from external customers to individual geographic areas based on the country where the sale is originated. Information about the Company's operations in different geographic areas as of and for the years ended June 30, 1999, 1998 and 1997 is as follows:

                             United
                             States       Europe    Eliminations  Consolidated
                           ----------    ---------   ----------    ----------
 2000
 ----
 Net sales to unaffiliated
   customers              $51,917,000   $6,644,000  $         -   $58,561,000
 Transfers between
   geographic areas         1,750,000            -   (1,750,000)            -
                           ----------    ---------   ----------    ----------
 Total                    $53,667,000   $6,644,000  $(1,750,000)  $58,561,000
                           ==========    =========   ==========    ==========
 Identifiable assets      $31,744,000   $3,094,000  $(2,717,000)  $32,121,000
                           ==========    =========   ==========    ==========


                             United
                             States       Europe    Eliminations  Consolidated
                           ----------    ---------   ----------    ----------
 1999
 ----
 Net sales to unaffiliated
   customers              $34,707,000   $5,861,000  $         -   $40,568,000
 Transfers between
   geographic areas           726,000            -     (726,000)            -
                           ----------    ---------   ----------    ----------
 Total                    $35,433,000   $5,861,000  $  (726,000)  $40,568,000
                           ==========    =========   ==========    ==========
 Identifiable assets      $21,723,000   $4,285,000  $(2,529,000)  $23,479,000
                           ==========    =========   ==========    ==========

 1998
 ----
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

  Report of Independent Certified Public Accountants on Schedules



 Board of Directors
 Peerless Mfg. Co.

 In connection with our audit of the consolidated financial statements of Peerless Mfg. Co. and Subsidiaries referred to in our report dated September 15, 2000, which is included in Part II of this form, we have also audited
 Schedule II for each of the three years in the period ended June 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




 GRANT THORNTON LLP


 Dallas, Texas
 September 15, 2000


                             Peerless Mfg. Co. and Subsidiaries

                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          June 30,

                                    Balance at          Additions
                                   beginning of  Charged to    Charged to                          Balance at
     Description                      period      expenses   other accounts      Deductions       end of period
     -----------                      -------     --------   --------------       ----------      -------------
  2000
  ----
  Allowance for uncollectible
    accounts                         $685,330     $162,727       $   -             $ 70,511 (1)     $777,546
                                      =======      =======        =======           =======          =======
  1999
  ----
  Allowance for uncollectible
    accounts                         $806,200     $184,471       $   -             $305,341 (1)     $685,330
                                      =======      =======        =======           =======          =======
  1998
  ----
  Allowance for uncollectible
    accounts                         $312,450     $621,560       $   -             $127,810 (1)     $806,200
                                      =======      =======        =======           =======          =======

  Deferred tax valuation allowance   $ 29,710     $      -       $   -             $ 29,710 (2)     $   -
                                      =======      =======        =======            =======          =======


 (1) Write offs.

 (2) Utilization and/or revaluation of deferred tax assets.


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                             PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      For information concerning our Directors, we refer to the information set forth under the caption "Election of Directors" and "Common Stock
 Ownership of Management and Certain Beneficial Owners" in our Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 2000 (we refer to it as the "2000 Proxy Statement"), which information is incorporated herein by reference.

      For  information  concerning  our  Executive  Officers,  see  Item   1,
 "Business - Executive Officers."


 ITEM 11.  EXECUTIVE COMPENSATION.

      For information concerning our executive compensation, we refer to the information set forth under the caption "Executive Compensation" in the 2000 Proxy Statement, which information is incorporated herein by reference.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      For information concerning the security ownership of certain beneficial owners and management, reference is made to the information set forth under the caption "Election of Directors" and "Common Stock Ownership of Management and Certain Beneficial Owners" in the 2000 Proxy Statement, which information is incorporated herein by reference.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      For information concerning certain relationships and related transactions, reference is made to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement, which information is incorporated herein by reference.

                                   PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

 (a)  1.   All Financial Statements:   see Item  8 "Financial Statements  and
           Supplementary Data" in Part II of this Report.

      2. Financial Statement Schedule and Exhibits filed in Part IV of this report are as follows:

           SCHEDULES*:

           II   -    Valuation and Qualifying Accounts - Years Ended June 30,
                     2000, 1999 and 1998

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

                                    PEERLESS MFG. CO.
                                      (Registrant)

                                    By:    /s/ Sherrill Stone
                                           ----------------------------------
                                           Sherrill Stone, Chairman,
                                           President, and Chief Executive
                                           Officer

 Date: September 28, 2000.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date:

 September 28, 2000                        /s/ Sherrill Stone
                                           ----------------------------------
                                           Sherrill Stone, Chairman of the
                                           Board, President, Director and
                                           Chief Executive Officer

 September 28, 2000                        /s/ Thomas J. Reeve
                                           ----------------------------------
                                           Thomas J. Reeve,
                                           Principal Financial Officer,

 September 28, 2000                        /s/ Donald A. Sillers
                                           ----------------------------------
                                           Donald A. Sillers, Jr., Director

 September 28, 2000                        /s/ J. V. Mariner, Jr.
                                           ----------------------------------
                                           J. V. Mariner, Jr. Director

 September 28, 2000                        /s/ Bernard S. Lee
                                           ----------------------------------
                                           Bernard S. Lee, Director

 September 28, 2000                        /s/ D. D. Battershell
                                           ----------------------------------
                                           D. D. Battershell, Director

                         INDEX TO EXHIBITS



     3(a) Articles of Incorporation, as amended to date (filed as Exhibit 3(a) the registrant's Quarterly Report on Form
           10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

     3(b) Bylaws, as amended to date (filed as Exhibit 3(b) to the registrant's Annual Report on Form 10-K for the year ended June 30, 1997, and incorporated herein by reference)

     4(a)  Specimen of common stock certificate (filed as Exhibit
           __ to the registrant's Form 8-A registration statement
           (File No. 0-05214), dated October 29, 1970 and incorporated herein by reference)

     4(b) Rights Agreement between Peerless Mfg. Co. and ChaseMellon Shareholder Services, L.L.C., adopted by the Board of Directors on May 21, 1997 (filed as Exhibit 1 to the registrant's Registration Statement on Form 8-A (File No. 0-05214), dated May 22, 1997 and incorporated herein by reference)

     10(a) Incentive Compensation Plan effective January 1, 1981, as amended January 23, 1991 (filed as Exhibit 10(b) to the registrant's Annual Report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference)

     10(b) 1985 Restricted Stock Plan for Peerless Mfg. Co., effective December 13, 1985 (filed as Exhibit 10(b) to the registrant's Annual Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference)

     10(c) 1991 Restricted Stock Plan for Non-Employee Directors of
           Peerless Mfg. Co., adopted subject to shareholder approval on May 24, 1991, and approved by shareholders on November 20, 1991 (filed as Exhibit 10(e) to the registrant's Annual Report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference)

     10(d) Employment Agreement, dated as of April 29, 1994, by and between Peerless Mfg. Co. and Sherrill Stone (filed as
           Exhibit 10(d) to the registrant's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

     10(e) Agreement, dated as of April 29, 1994 by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(e) to the registrant's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference)

     10(f) Eighth Amended and Restated Loan Agreement, dated as of
           December 12, 1999, between Bank of America, N.A. and Peerless Mfg. Co. (filed as Exhibit 10(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference)

     10(g) Second Amended and Restated Loan Agreement, dated as of
           December 12, 1999, and Waiver and First Amendment to Second Amended and Restated Loan Agreement, dated as of December 12, 1999, by and between Chase Bank of Texas and Peerless Mfg. Co. (filed as Exhibit 10(g) to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference)

     10(h) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock
           Plan, adopted by the Board of Directors on December 31, 1995 and approved by the shareholders on November 21, 1996 (filed as Exhibit 10(h) to the registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)

     10(i) Asset Purchase Agreement, dated February 25, 2000, by and between PMC Acquisition, Inc. and ABCO Industries,
           Inc. (filed as Exhibit 2.1 to the registrant's Current
           Report on Form 8-K dated February 25, 2000 and incorporated herein by reference)

     10(j) Employment Agreement, dated as of July 23, 1999, by and between Peerless Mfg. Co. and G.D. Cornwell (filed as exhibit 10(j) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

     10(k) Agreement dated as of July 23, 1999 by and between Peerless Mfg. Co. and G.D. Cornwell (filed as exhibit
           10(k) to the registrant's Quarterly Report Form 10-Q, for the quarter ended September 30, 1999 and incorporated herein by reference)

     10(l) Employment Agreement, dated as of May 16, 2000, by and between Peerless Mfg. Co. and Roy C. Cuny*

     10(m) The Term Note with Bank of America date May 30th of 2000 by and between Bank of America, N.A. and Peerless Mfg. Co.*

     21    Subsidiaries of Peerless*

     23    Consent of Grant Thorton LLP*

     27    Financial Data Schedule*

 ______________
 * Filed herewith