Form 10-Q
period 2000-09-30
PEERLESS MANUFACTURING CO
filed 2000-11-14
CIK 76954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------- Exchange Act of 1934
           For the Quarterly Period Ended September 30, 2000

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
---------- Exchange Act of 1934 for the Transition Period from       to
                                                               -----    -----

                          Commission File Number 0-5214

                                PEERLESS MFG. CO.
             (Exact name of registrant as specified in its charter)

                           TEXAS                                              75-0724417
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

2819 WALNUT HILL LANE, DALLAS, TEXAS                                    75229
----------------------------------------                              ---------
(Address of principal executive offices)                              (Zip code)

                                 (214) 357-6181
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     As of November 1, 2000, there were 1,471,492 shares of the registrant's common stock outstanding.

                                PEERLESS MFG. CO.
                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------

PART I:  FINANCIAL INFORMATION

         Item 1:    Consolidated Financial Statements

         Condensed Consolidated Balance Sheets for the
         periods ended September 30, 2000 and June 30, 2000......................................      1

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2000 and 1999..........................................      2

         Condensed Consolidated Statements of Cash Flows for
         the three months ended September 30, 2000 and 1999......................................      3

         Notes to the Condensed Consolidated Financial Statements................................      4

         Item 2:    Management's Discussion and Analysis of Financial
         Condition and Results of Operations ....................................................      6

         Item 3:    Quantitative and Qualitative Disclosures About Market Risk...................      8

PART II: OTHER INFORMATION

         Item 2:    Changes in Securities and Use of Proceeds....................................      9

         Item 6:    Exhibits and Reports.........................................................      9

SIGNATURES.......................................................................................     11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                PEERLESS MFG. CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,        June 30,
                                                                                          2000               2000
                                                                                      -------------      ------------
                            ASSETS                                                     (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                        $  1,713,110       $    561,017
     Short term investments                                                                273,343            273,343
     Accounts receivable-principally trade-net
        of allowance for doubtful accounts of
        $757,364 at September 30, 2000 and $777,546
        at June 30, 2000                                                                19,608,652         12,319,171
     Inventories                                                                         4,638,271          3,287,957
     Costs and earnings in excess of billings
         on uncompleted contracts                                                        4,373,593          9,911,587
     Other                                                                               1,910,409          1,175,002
                                                                                      ------------       ------------
     Total current assets                                                               32,517,378         27,528,077
Property, plant and equipment-at cost,
     less accumulated depreciation                                                       3,457,353          3,509,846
Other assets                                                                               938,491          1,083,030
                                                                                      ------------       ------------
                                                                                      $ 36,913,222       $ 32,120,953
                                                                                      ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                    $  6,596,144       $  5,800,000
     Accounts payable-trade                                                              9,619,912          6,471,280
     Current maturities of long-term debt                                                  417,540            421,212
     Billings in excess of costs and earnings
        on uncompleted contracts                                                         1,800,234            363,577
     Commissions payable                                                                   999,907            984,784
     Accrued liabilities and other                                                       1,838,147          1,548,639
                                                                                      ------------       ------------
     Total current liabilities                                                          21,271,884         15,589,492
     Long-term debt, net of current maturities                                           1,500,000          1,406,000
     Deferred income taxes                                                                      --            376,061

Stockholders' equity:
     Common stock-authorized 10,000,000 shares of $1
        par value; issued and outstanding, 1,471,492
        shares and 1,467,992 shares at September 30, 2000
        and June 30, 2000, respectively                                                  1,471,492          1,467,992
     Additional paid-in capital                                                          2,728,537          2,692,099
     Unamortized value of restricted stock grants                                          (65,094)           (71,096)
     Cumulative foreign currency
        translation adjustment                                                             (86,871)          (148,954)
     Retained earnings                                                                  10,093,274         10,809,359
                                                                                      ------------       ------------
        Total stockholders' equity                                                      14,141,338         14,749,400
                                                                                      ------------       ------------
                                                                                      $ 36,913,222       $ 32,120,953
                                                                                      ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                PEERLESS MFG. CO.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                        September 30,
                                                   2000               1999
                                               ------------       ------------

Revenues                                       $ 11,058,816       $ 12,307,071
Cost of goods sold                                7,982,049          8,664,242
                                               ------------       ------------
     Gross profit                                 3,076,767          3,642,829

Operating expenses                                3,615,737          3,260,580
                                               ------------       ------------
     Operating income                              (538,970)           382,249

Other income (expense)
     Interest income                                  6,343              1,577
     Interest expense                              (190,577)            (8,940)
     Foreign exchange gains (losses)                (89,704)            77,475
     Other, net                                     (30,614)            (6,845)
                                               ------------       ------------
                                                   (304,552)            63,267
                                               ------------       ------------

Earnings (loss) before federal income tax          (843,522)           445,516

Federal income tax (credit)
     Current                                       (311,374)           159,668
     Deferred                                            --               (741)
                                               ------------       ------------
                                                   (311,374)           158,927
                                               ------------       ------------

Net earnings (loss)                                (532,148)           286,589
                                               ============       ============

Basic and diluted earnings (loss) per share    $      (0.36)      $       0.20
                                               ============       ============

Basic weighted average shares                     1,471,302          1,452,796
Dilutive options                                         --              8,689
                                               ------------       ------------

Diluted weighted average shares                   1,471,302          1,461,485
                                               ============       ============
Cash dividend per common share                 $      0.125       $      0.125
                                               ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                PEERLESS MFG. CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the three months ended
                                                                      September 30,
                                                                 2000               1999
                                                              -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                      $  (532,148)      $   286,589
     Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                            126,259            99,460
         Other                                                      6,002             1,548
         Changes in operating assets and liabilities
              Accounts receivable                              (7,289,481)         (950,108)
              Inventories                                      (1,350,314)          785,124
              Cost and earnings in excess of billings
                  on uncompleted contracts                      5,537,994          (328,751)
              Other current assets                               (735,407)         (886,010)
              Other assets                                         75,639           (84,074)
              Accounts payable                                  3,148,632         1,047,364
              Billings in excess of costs and earnings
                  on uncompleted contracts                      1,436,657           (64,707)
              Commissions payable                                  15,123           224,217
              Accrued liabilities                                 (86,553)         (336,309)
                                                              -----------       -----------
                                                                  884,551          (492,246)
                                                              -----------       -----------
Net cash provided by (used in) operating activities               352,403          (205,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property and equipment                   (4,866)          (18,683)
                                                              -----------       -----------
Net cash provided by (used in) investing activities                (4,866)          (18,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in short-term borrowings                      886,472           600,000
         Proceeds from issuance of common stock                    39,938            37,344
         Dividends paid                                          (183,937)         (181,562)
                                                              -----------       -----------

Net cash provided by financing activities                         742,473           455,782

Effect of exchange rate on cash and cash equivalents               62,083           (12,757)
                                                              -----------       -----------

Net increase  in cash and cash equivalents                      1,152,093           218,685

Cash and cash equivalents at beginning of period                  561,017           210,866
                                                              -----------       -----------

Cash and cash equivalents at end period                       $ 1,713,110       $   429,551
                                                              ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF FINANCIAL STATEMENT PRESENTATION.

     The accompanying unaudited condensed consolidated financial statements of Peerless Mfg. Co. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's audited condensed consolidated financial statements and notes which are included in the company's annual report on Form 10-K for the fiscal year ended June 30, 2000. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2001.

2.   EARNINGS (LOSS) PER SHARE.

     The following table presents the calculation of earnings per share for the periods indicated.

                                                    Three Months Ended
                                                      September 30,
                                                  2000               1999
                                               -----------       -----------

Net earnings (loss)                            $  (532,148)      $   286,589
                                               ===========       ===========

Basic average common shares outstanding          1,471,302         1,452,796

Effect of dilutive securities:
         Options                                        --             8,689
                                               -----------       -----------

Diluted average common shares outstanding        1,471,302         1,461,485

Net income (loss) per share - basic            $     (0.36)      $      0.20

Net income (loss) per share - assuming
    dilution                                   $     (0.36)      $      0.20

     Options to purchase 76,300 additional shares of common stock have no impact on earnings (loss) per share for the three months ended September 30, 2000, because their effect was antidilutive.

3.   USE OF ESTIMATES.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                PEERLESS MFG. CO.

4.   INVENTORIES.

     Inventories are stated the lower of cost or market. Principal components of inventories are as follows:

                      September 30,     June 30,
                          2000            2000
                      -------------    ----------

Raw materials          $1,446,138      $1,252,111
Work in process         2,839,817       1,669,348
Finished goods            352,316         366,498
                       ----------      ----------
Total inventories      $4,638,271      $3,287,957

5.   SEGMENT INFORMATION.

     The company has two reportable industry segments: (1) gas/liquid filtration; and (2) catalytic reduction systems. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. This segment also provides engineering design and services, pulsation dampness, natural gas odorizers, quick-opening closures and parts for its products. The catalytic reduction systems segment produces "Selective Catalytic Reduction Systems (SCR)" used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these products with other components as totally integrated systems. Many of the company's components are packaged on skids complete with instruments, controls and related valves and piping.

     Segment profit and loss is based on revenue, less direct costs of the segment before allocation of general, administrative, research and development costs. There were no sales or transfers between segments. Segment information and a reconciliation to operating profit for the three months ended September 30, 2000 and 1999 are presented below. Note that the company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting and, therefore, such information is not presented.

                                                Selective
                                                Catalytic        Unallocated
                              Gas/Liquid        Reduction         Corporate
                              Filtration         Systems          Overhead          Consolidated
                             ------------      ------------      ------------       ------------

THREE MONTHS ENDED
SEPTEMBER 30, 2000

Revenues from Customers      $  4,657,000      $  6,402,000      $         --       $ 11,059,000

Segment profit (loss)             265,000         1,252,000        (2,056,000)          (539,000)

THREE MONTHS ENDED
SEPTEMBER 30, 1999

Revenues from Customers      $  9,415,000      $  2,892,000      $         --       $ 12,307,000

Segment profit (loss)             891,000           642,000        (1,151,000)           382,000

6.   BUSINESS COMBINATION.

     On February 25, 2000, the company purchased substantially all the assets of ABCO Industries, Inc. ("ABCO") for approximately $1,700,000. No goodwill resulted from the acquisition. ABCO is in the business of designing and manufacturing industrial boilers. The unaudited pro forma data assuming that the acquisition of APCO had occurred on July 1, 1999 is set forth below:

                                   Three Months Ended
                                   September 30, 1999
                                   ------------------
Sales                                 $16,362,000
Net earnings                               44,000
Per share-basic                               .03
Per share-diluted                             .03

                                PEERLESS MFG. CO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The company's fiscal year ends on June 30th. References herein to fiscal 2000 and fiscal 2001 refer to our fiscal years ended June 30, 2000 and 2001, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The following table displays the company's statements of operations as a percentage of net revenues:

                                             Three Months Ended
                                                September 30,
                                             2000          1999
                                             -----        -----
Net revenues                                 100.0%       100.0%
Cost of revenues                              72.2         70.4
    Gross margin                              27.8         29.6

Operating expenses                            32.7         26.5
                                             -----        -----
    Earnings (loss) from operations           (4.9)         3.1

Interest expense, net                         (1.7)         0.1
Other, net                                    (1.1)         0.6
                                             -----        -----
    Earnings (loss) before income taxes       (7.6)         3.6
Income taxes                                  (2.8)         1.3
         Net earnings (loss)                  (4.8)%        2.3%

Net revenues decreased $1.2 million, or 10%, from $12.3 million for the three months ended September 30, 1999 to $11.1 million for the three months ended September 30, 2000. Domestic sales decreased 4% from $10.5 million for the three months ended September 30, 1999 to $10.1 million for the three months ended September 30, 2000. Domestic sales declines were caused primarily by a general decline in industry demand for our gas/liquid filtration products, which was offset by the increase in demand for our SCR products.

Additional SCR opportunities are the direct result of the new gas turbine powered electric generating facilities being built to fill demand for electronic power in the U.S. these projects require clean burning gas which in turn creates the opportunity to sell our gas cleaning equipment. Coal fired electric power plants are also contributing to the stronger demand we are seeing for our SCR products. These products are necessary to insure compliance with the U.S. government's mandate for lower NOx emission levels. We provide ammonia storage and delivery systems to be used as part of the SCR systems to be installed at these coal fired plants.

Foreign sales decreased 61% from $2.8 million for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000. The decrease was attributable to the timing and size of new orders received by the company from its customers.

                                PEERLESS MFG. CO.

Our backlog of unfilled orders decreased by $1.7 million from $25.0 million at September 30, 1999 to $24.0 million at September 30, 2000.

Our gross profit decreased $0.6 million, or 16%, from $3.6 million for the three months ended September 30, 1999 to $3.1 million for the three months ended September 30, 2000. The lower gross profit margin is primarily due to the sale of our products to a significant customer at lower profit margins and the additional manufacturing capacity acquired with the ABCO acquisition in February 2000.

Operating expenses increased by $0.4 million, or 11%, from $3.3 million for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. The increase in operating expenses was primarily due to costs associated with the ABCO acquisition.

LIQUIDITY AND CAPITAL RESOURCES

We maintain two separate short-term revolving lines of credit, each in the amount of $5,500,000, one of which is with Chase Bank of Texas N.A. and the other with Bank of America. The credit lines expire in December 2000. The credit lines carry a floating interest rate based on either Libor or the prime rate and is unsecured. As of September 30, 2000, we had $6.6 million outstanding under the credit lines, $3.6 million outstanding under letters of credit, and we had $0.8 million of availability under the credit lines. We pay an annual commitment fee of 0.25% of the unused balance under the credit lines. The credit lines contain customary financial covenants, one of which we were not in compliance with as of September 30, 2000. We have received a waiver of this covenant through December 2000 and are in the process of making arrangements to refinance the lines of credit prior to the end of December 2000.

We have historically been a net user of cash from operations and have financed our working capital requirements and capital expenditures through the retention of earnings and the use of our short-term credit lines. Cash provided by operating activities was $0.4 million for the first three months of fiscal 2001 compared to cash used in operating activities of $0.2 million for the same period in fiscal 2000. The change was primarily the result of the increase in orders accounted for utilizing the percentage of completion methodology, partially offset by the $0.5 million net loss we incurred in the first quarter of fiscal 2001 compared to net income of $0.3 million in the first quarter of fiscal 2000.

We believe we maintain adequate liquidity to support existing operations and planned growth, as well as continue operations during reasonable periods of unanticipated adversity. Management directs additional resources to strategic new product development, market expansion and continuing improvement of existing products to enhance our position as a market leader and to promote planned internal growth and profitability.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking"

                                PEERLESS MFG. CO.

(or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; the company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the company's ability to adapt and expand its services in such an environment; the effective and efficient management of the company's backlog, inventory levels and processing of sales orders; the quality of the company's plans and strategies; and the company's ability to execute such plans and strategies.

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit, for which the outstanding balance was $6.6 million as of September 30, 2000. A 1.0% change in the underlying LIBOR or prime rate would result in a $66,000 change in the annual amount of interest based on the impact of the hypothetical interest rates on our revolving line of credit outstanding as of September 30, 2000.

                                PEERLESS MFG. CO.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three month period ended September 30, 2000, options to acquire 3,500 shares were exercised by a former employee of the company under the terms of the company's stock option plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits.

     The following exhibits are filed as part of this report:

Exhibit
Number                                  Exhibit

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

 10(f) Eighth Amended and Restated Loan Agreement, dated as of December 12, 1999, between Bank of America N.A., formerly NationsBank of Texas, N.A., and Peerless Mfg. Co. (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, dated February 14, 2000 and incorporated herein by reference), as amended by Amendment A thereto, dated February 25, 2000 (filed as Exhibit 10(f) to our Annual Report on Form 10-K dated September 28, 2000, and incorporated herein by reference).

                                PEERLESS MFG. CO.

 10(g) Second Amended and Restated Loan Agreement, dated as of December 12, 1999, and Waiver and First Amendment to Second Amended and Restated Loan Agreement dated December 12, 1999, by and between Chase Bank of Texas N.A, and Peerless Mfg. Co. (filed as Exhibit 10(g) to our Quarterly Report on Form 10-Q, dated February 14, 2000 and incorporated herein by reference).

 10(h) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan, adopted by the Board of Directors December 31, 1995 and approved by the Shareholders on November 21, 1996 (filed as Exhibit 10(h) to our Annual Report on Form 10-K dated June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999 (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, dated September 30, 1999 and incorporated herein by reference).

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

 10(l) Employment Agreement, dated as of May 16, 2000, by and between Peerless Mfg. Co. and Roy C. Cuny (filed as Exhibit 10(1) to our Annual Report on Form 10-K dated September 28, 2000, and incorporated herein by reference).

 10(m) The Term Note with Bank of America date May 30th of 2000 by and between Bank of America, N.A. and Peerless Mfg. Co. (filed as
             Exhibit 10(m) to our Annual Report on Form 10-K dated September 28, 2000, and incorporated herein by reference.

 21 Our Subsidiaries (filed as Exhibit 21 to our Annual Report on Form 10-K dated September 30, 2000, and incorporated herein by reference).

 27          Financial Data Schedule.*

----------

*    Filed herewith

B.   Reports on Form 8-K.

     None.

                                PEERLESS MFG. CO.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   PEERLESS MFG. CO.


Dated: November 14, 2000           /s/ Sherrill Stone
                                   ---------------------------------------------
                                   Sherrill Stone, Chairman, President and Chief
                                   Executive Officer


                                   /s/ Robert J. Boutin
                                   ---------------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                PEERLESS MFG. CO.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
------       -----------

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

 10(f)       Eighth Amended and Restated Loan Agreement, dated as of December
             12, 1999, between Bank of America N.A., formerly NationsBank of
             Texas, N.A., and Peerless Mfg. Co. (filed as Exhibit 10(f) to our
             Quarterly Report on Form 10-Q, dated February 14, 2000 and incorporated herein by reference), as amended by Amendment A thereto, dated February 25, 2000. (filed as Exhibit 10(f) to our
             Annual Report on Form 10-K dated September 28, 2000, and incorporated herein by reference).*

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

 10(h) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan, adopted by the Board of Directors December 31, 1995 and approved by the Shareholders on November 21, 1996 (filed as Exhibit 10(h) to our Annual Report on Form 10-K dated June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999 (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, dated September 30, 1999 and incorporated herein by reference).

                                PEERLESS MFG. CO.


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

 10(l) Employment Agreement, dated as of May 16, 2000, by and between Peerless Mfg. Co. and Roy C. Cuny (filed as Exhibit 10(1) to our
             Annual Report on Form 10-K dated September 28, 2000, and incorporated herein by reference).

 10(m) The Term Note with Bank of America date May 30th of 2000 by and between Bank of America, N.A. and Peerless Mfg. Co. (filed as
             Exhibit 10(m) to our Annual Report on Form 10-K dated September 28,
             2000, and incorporated herein by reference.

 21          Our Subsidiaries (filed as Exhibit 21 to our Annual Report on Form
             10-K dated September 30, 2000, and incorporated herein by reference).

 27          Financial Data Schedule.*

----------

*    Filed herewith