Form 10-Q
period 2000-12-31
PEERLESS MANUFACTURING CO
filed 2001-02-14
CIK 76954

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________
             TO _______________.


                          Commission File Number 0-5214

                                PEERLESS MFG. CO.
             (Exact Name of Registrant as Specified in Its Charter)

               TEXAS                                     75-0724417
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

 2819 WALNUT HILL LANE, DALLAS, TEXAS                      75229
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)

                                 (214) 357-6181
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No


         As of February 9, 2001, there were 1,474,492 shares of the Registrant's common stock outstanding.

================================================================================

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I:  FINANCIAL INFORMATION.

         Item 1.    Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at December 31, 2000
         and June 30, 2000.......................................................................      1

         Condensed Consolidated Statements of Operations for the
         three and six months ended December 31, 2000 and 1999...................................      2

         Condensed Consolidated Statements of Cash Flows for
         the six months ended December 31, 2000 and 1999.........................................      3

         Notes to the Condensed Consolidated Financial Statements................................      4

         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ...................................................      9

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................     12


PART II:.OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds....................................     13

         Item 4.    Submission of Matters to a Vote of Security Holders..........................     13

         Item 6.    Exhibits and Reports on Form 8-K.............................................     13

SIGNATURES.......................................................................................     16

PART  I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     December 31,   June 30,
                                                        2000          2000
                                                     ------------   --------
                           ASSETS
Current assets:
     Cash and cash equivalents                        $  1,419      $    561
     Short term investments                                240           273
     Accounts receivable-principally trade-net          16,986        12,319
     Inventories                                         3,877         3,288
     Costs and earnings in excess of billings            7,912         9,912
     Other                                               1,105         1,175
                                                      --------      --------
       Total current assets                             31,539        27,528

     Property, plant and equipment-net                   3,274         3,509
     Other assets                                          772         1,083
                                                      --------      --------
                                                      $ 35,585      $ 32,120
                                                      ========      ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                    $  7,016      $  5,800
     Accounts payable-trade                              7,606         6,471
     Current maturities of long-term debt                  400           421
     Billings in excess of costs and earnings            1,068           364
     Commissions payable                                 1,222           985
     Accrued liabilities and other                       2,297         1,548
                                                      --------      --------
       Total current liabilities                        19,609        15,589

     Long-term debt, net of current maturities           1,400         1,406
     Deferred income taxes                                 376           376

Shareholders' equity:
     Common stock                                        1,473         1,467
     Additional paid-in capital                          2,749         2,692
     Unamortized value of restricted stock grants          (50)          (71)
     Cumulative foreign currency
        translation adjustment                             (13)         (148)
     Retained earnings                                  10,041        10,809
                                                      --------      --------
        Total shareholders' equity                      14,200        14,749
                                                      --------      --------
                                                      $ 35,585      $ 32,120
                                                      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           Three Months Ended           Six Months Ended
                                               December 31,                December 31,
                                          ----------------------      ----------------------
                                            2000          1999          2000          1999
                                          --------      --------      --------      --------
Revenues                                  $ 16,383      $ 10,358      $ 27,442      $ 22,665
Cost of goods sold                          12,001         6,458        19,983        15,170
                                          --------      --------      --------      --------
     Gross profit                            4,382         3,900         7,459         7,495

Operating expenses                           3,922         3,187         7,538         6,388
                                          --------      --------      --------      --------
     Operating income (loss)                   460           713           (79)        1,107

Other income (expense)

     Interest expense, net                    (231)          (10)         (415)          (17)
     Foreign exchange gains (losses)             7           (13)          (83)           64
     Other, net                                (27)           (9)          (58)          (27)
                                          --------      --------      --------      --------

                                              (251)          (32)         (556)           20
                                          --------      --------      --------      --------
Earnings (loss) before federal income tax      209           681          (635)        1,127

Federal income tax (benefit)                    77           242          (235)          401
                                          --------      --------      --------      --------


Net earnings (loss)                            132           439          (400)          726
                                          ========      ========      ========      ========

Basic earnings (loss) per share           $   0.09      $   0.30      $  (0.27)     $   0.50
                                          ========      ========      ========      ========

Diluted earnings (loss) per share         $   0.09      $   0.30      $  (0.27)     $   0.50
                                          ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Six months ended
                                                                    December 31,
                                                                    ------------
                                                                  2000         1999
                                                                 -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                         $  (400)     $   726
     Adjustments to reconcile earnings to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                               179          207
         Other                                                        21            3
         Changes in assets and liabilities:
              Accounts receivable                                 (4,667)       1,796
              Inventories                                           (589)       1,586
              Cost and earnings in excess of billings              2,000       (1,301)
              Other current assets                                    70         (515)
              Other assets                                           412          102
              Accounts payable                                     1,135         (499)
              Billings in excess of costs and earnings               704        1,271
              Commissions payable                                    237          (15)
              Accrued liabilities                                    749         (508)
                                                                 -------      -------
                                                                     251        2,127
                                                                 -------      -------
Net cash provided by (used in) operating activities                 (149)       2,853

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property and equipment                     (12)        (192)
                                                                 -------      -------
Net cash used in investing activities                                (12)        (192)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in short-term borrowings                       1,189            0
         Proceeds from issuance of common stock                       63           37
         Dividends paid                                             (368)        (363)
                                                                 -------      -------

Net cash provided by (used in) financing activities                  884         (326)

Effect of exchange rate changes on cash and cash equivalents         135          (17)
                                                                 -------      -------

Net increase in cash and cash equivalents                            858        2,318

Cash and cash equivalents at beginning of period                     561          211
                                                                 -------      -------

Cash and cash equivalents at end period                          $ 1,419      $ 2,529
                                                                 =======      =======

     See accompanying notes to condensed consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION.

         These unaudited condensed consolidated financial statements of Peerless Mfg. Co. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's Form 10-K for the fiscal year ended June 30, 2000. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2001. Certain fiscal year 2000 items have been reclassified to conform with the fiscal year 2001 presentation.

2.       EARNINGS (LOSS) PER SHARE.

         Basic earnings (loss) per share have been computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common stock.

         The following table presents the calculation of earnings (loss) per share for the periods indicated. (In thousands, except per share amounts):

                                          Three Months Ended     Six Months Ended
                                             December 31,           December 31,
                                          ------------------    -------------------
                                           2000       1999        2000        1999
                                          ------     ------     -------      ------
Net earnings (loss)                       $  132     $  439     $  (400)     $  726
                                          ======     ======     =======      ======

Basic weighted average common
shares outstanding                         1,471      1,458       1,471       1,455

Effect of dilutive options                    18          5          --           7
                                          ------     ------     -------      ------
Diluted weighted average common
shares outstanding                         1,489      1,463       1,471       1,462

Net income (loss) per share - basic       $ 0.09     $ 0.30     $ (0.27)     $ 0.50

Net income (loss) per share - diluted     $ 0.09     $ 0.30     $ (0.27)     $ 0.50

        The weighted average common shares outstanding-diluted computation for the three and six months ended December 31, 2000, respectively, excluded 0 and 70,000 stock options because their impact would be anti-dilutive. For the three and six months ended December 31, 1999, respectively, 48,300 stock options were excluded because their impact would be anti-dilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is defined as the change in equity during a period from transactions or other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows.

                               Three Months Ended    Six Months Ended
                                  December 31,         December 31,
                               ------------------    ----------------
                                 2000      1999       2000       1999
                                 ----     -----      -----      -----
Net earnings (loss)              $132     $ 439      $(400)     $ 726

Foreign currency translation       74        (4)       135        (17)
                                 ----     -----      -----      -----
Comprehensive income (loss)      $206     $ 435      $(265)     $ 709
                                 ====     =====      =====      =====

4.       SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                  Six Months Ended
                                    December 31,
                                  ----------------
                                    2000    1999
                                    ----     ---
              Interest paid         $284     $ 8
              Income taxes paid     $ 94     $18

5.       USE OF ESTIMATES.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.       INVENTORIES.

         Inventories are stated at the lower of cost or market. Principal components of inventories are as follows:

                       December 31,    June 30,
                          2000          2000
                       ------------    --------
Raw materials            $1,592        $1,252
Work in process           1,248         1,669
Finished goods            1,037           367
                         ------        ------

Total inventories        $3,877        $3,288


7.       SEGMENT INFORMATION.

         The company has two reportable industry segments: (1) gas/liquid filtration; and (2) selective catalytic reduction systems. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. This segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products. The selective catalytic reduction systems segment produces "Selective Catalytic Reduction Systems (SCR)" used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these products with other components as totally integrated systems. Many of the company's components are packaged on skids complete with instruments, controls and related valves and piping.

         Segment profit and loss is based on revenue, less direct costs of the segment before allocation of general, administrative, research and development costs. There were no sales or transfers between segments. Segment information and a reconciliation to operating profit for the three and six months ended December 31, 2000 and 1999 are presented below. Note that the company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting and, therefore, such information is not presented.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                       Selective
                                       Catalytic     Unallocated   Consolidated
                          Gas/Liquid   Reduction      Corporate
                          Filtration    Systems       Overhead
                          ------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 31, 2000

Revenues from customers     $6,402       $9,981       $    --        $16,383

Segment profit (loss)        1,455        1,392        (2,387)           460

THREE MONTHS ENDED
DECEMBER 31, 1999

Revenues from customers     $6,785       $3,573       $    --        $10,358

Segment profit (loss)        1,110          686        (1,083)           713

                                         Selective
                                         Catalytic     Unallocated   Consolidated
                           Gas/Liquid    Reduction      Corporate
                           Filtration     Systems       Overhead
---------------------------------------------------------------------------------
SIX MONTHS ENDED
DECEMBER 31, 2000

Revenues from customers     $11,059       $16,383       $    --        $ 27,442

Segment profit (loss)         1,158         3,237        (4,474)            (79)

SIX MONTHS ENDED
DECEMBER 31, 1999

Revenues from customers     $16,200       $ 6,465       $    --        $ 22,665

Segment profit (loss)         2,001         1,328        (2,222)          1,107

8.       BUSINESS COMBINATION.

         On February 25, 2000, the company purchased substantially all the assets of ABCO Industries, Inc. ("ABCO") for approximately $1.7 million. The ABCO acquisition was accounted for as a purchase and, accordingly, the condensed consolidated financial statements reflect the operations of the acquired entity since the acquisition date. ABCO is in the business of designing and manufacturing industrial boilers.

         The following unaudited proforma financial information presents the combined results of operations as if the ABCO acquisition had occurred at the beginning of fiscal year 2000, after giving effect to certain adjustments. The proforma results do not necessarily represent results which would have occurred if the ABCO transaction had taken place as assumed above, nor are they indicative of the results of future combined operations.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                         Three Months Ended    Six Months Ended
                          December 31,1999     December 31,1999
                         ------------------    ----------------
Sales                      $   12,690           $   29,052
Net  loss                         (86)                 (42)
Per share-basic                 (0.06)               (0.03)
Per share-diluted               (0.06)               (0.03)

9.       CONTINGENCIES.

         The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position and results of operations, taken as a whole.

                       PEERLESS MFG. CO. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The company's fiscal year ends on June 30th. References herein to fiscal 2000 and fiscal 2001 refer to our fiscal years ended June 30, 2000 and 2001, respectively.


The following table displays the company's statements of operations as a percentage of net revenues:

                                            Three Months Ended         Six Months Ended
                                               December 31,               December 31,
                                            -------------------       -------------------
                                             2000         1999         2000         1999
                                            ------       ------       ------       ------
Net revenues                                 100.0%       100.0%       100.0%       100.0%
Cost of revenues                              73.3         62.3         72.8         66.9
    Gross margin                              26.7         37.7         27.2         33.1

Operating expenses                            23.9         30.8         27.5         28.2
                                            ------       ------       ------       ------
    Earnings (loss) from operations            2.8          6.9         (0.3)         4.9

Interest expense, net                         (1.4)        (0.1)        (1.5)        (0.1)
Other, net                                    (0.1)        (0.2)        (0.5)         0.2
                                            ------       ------       ------       ------

    Earnings (loss) before income taxes        1.3          6.6         (2.3)         5.0
Income taxes (benefit)                         0.5          2.4         (0.8)         1.8
Net earnings (loss)                            0.8%         4.2%        (1.5)%        3.2%
                                            ======       ======       ======       ======

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Net revenues increased $6.0 million, or 58%, to $16.4 million for the three months ended December 31, 2000 from $10.4 million for the three months ended December 31, 1999. Domestic revenues increased 50% to $15.0 million for the three months ended December 31, 2000 from $10.0 million from the same period a year ago. Domestic revenues increase was caused by the increase in demand for our SCR products.

Additional SCR opportunities are the direct result of the new gas turbine powered electric generating facilities being built to fill demand for electricity in the U.S. These projects use clean burning gas, which in turn creates the opportunity to sell our gas cleaning equipment. Coal fired electric power plants are also contributing to the stronger demand we are seeing for our SCR products. These products are necessary to insure compliance with the U.S. government's mandate for lower NOx emission levels. We provide ammonia storage and delivery systems to be used as part of the SCR systems to be installed at these coal fired plants.

Foreign revenues increased 273% to $1.4 million for the three months ended December 31, 2000 from $0.4 million for the three months ended December 31, 1999. The increase was attributable to the timing and size of new orders received by the company from its foreign customers.

                       PEERLESS MFG. CO. AND SUBSIDIARIES


Our backlog of unfilled orders was approximately $24 million at December 31, 2000 as compared to approximately $39 million at December 31, 1999. The decrease is primarily due to a significant SCR order booked in December of 1999. The company's backlog as of January 31, 2001 was approximately $42 million as a result of several SCR orders placed.

Our gross profit increased $0.5 million, to $4.4 million for the three months ended December 31, 2000 from $3.9 million for the same period a year ago. Gross profit, as a percentage of sales, decreased to 26.7% for the current quarter from 37.7% a year ago. The lower gross profit margin was primarily due to increased SCR revenues, which had a lower gross margin percentage in the period as compared to the gas and liquid filtration products, along with the additional costs associated with the manufacturing capacity acquired with the ABCO Industries, Inc. ("ABCO") acquisition in February 2000.

Operating expenses increased by $0.7 million, or 23%, to $3.9 million for the three months ended December 31, 2000, from $3.2 million for the three months ended December 31, 1999. Operating expenses decreased as a percent of sales to
23.9 % versus 30.8% for the comparable period. The increase in operating expenses was primarily due to costs associated with the ABCO acquisition and additional costs of engineering and project management required for the increased SCR activities.

Interest expense increased by $0.2 million, as a result of increased debt incurred to finance our working capital needs and as a result of the financing required to acquire the ABCO operations.

As a result of the factors discussed above, we recorded net earnings for the quarter ended December 31, 2000 of $0.1 million compared to net income of $0.4 million for the same period a year ago.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

Net revenues increased $4.8 million, or 21%, to $27.4 million for the six months ended December 31, 2000, compared to $22.7 million for the same period a year ago. Domestic revenues increased 28% to $25.0 million for the six months ended December 31, 2000, compared to $19.5 million from the same period a year ago. Domestic revenues increase was caused by the increase in demand for our SCR products, for the same reasons as described in the three month comparison above.

Foreign sales decreased 25% to $2.4 million for the six months ended December 31, 2000 from $3.2 million for the six months ended December 31, 1999. The decrease was attributable to the timing and size of new orders received by the company from its customers.

Our gross profit remained at $7.5 million for the six months ended December 31, 2000 compared to the same period a year ago. Gross profit as a percentage of sales decreased to 27.2% for the six months ended December 31, 2000, from 33.1% a year ago. The lower gross profit margin was primarily due to increased SCR revenues, which had a lower gross margin percentage than the gas and liquid filtration products, along with the additional costs associated with the manufacturing capacity acquired with the ABCO acquisition in February 2000.

Operating expenses increased by $1.1 million, or 18%, to $7.5 million for the six months ended December 31, 2000, from $6.4 million for the six months ended December 31, 1999. Operating expenses decreased as a percent of sales to 27.5 % versus 28.2% for the comparable period. The increase in operating

                       PEERLESS MFG. CO. AND SUBSIDIARIES


expenses was primarily due to costs associated with the ABCO acquisition plus additional costs of engineering and project management required for the increased SCR activities.

Interest expense increased by $0.4 million, as a result of increased debt incurred to finance our working capital needs and as a result of the financing required to acquire the ABCO operations.

As a result of the factors discussed above, we recorded net loss for the six months ended December 31, 2000 of $0.4 million compared to net income of $0.7 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

We maintain two separate short-term lines of credit, each in the amount of $5.5 million, one of which is with The Chase Manhattan Bank and the other with Bank of America, N.A. In addition, we have an installment note payable that was utilized to finance the ABCO acquisition.

The credit lines currently expire in August 2001. The credit lines currently carry a floating interest rate based on the prime rate (9.0% at December 31, 2000) plus 2.50 percent and are secured by substantially all of our assets. Prior to January 31, 2001, the credit lines carried a floating interest rate at prime. As of December 31, 2000, we had $7.0 million outstanding under the credit lines, $2.2 million outstanding under letters of credit, and we had $1.8 million of availability under the credit lines. We pay an annual commitment fee of 0.25% of the unused balance under the credit lines. The credit lines contain customary financial covenants, including a restriction on the payment of dividends in the event of a default. We intend to refinance the lines of credit prior to the end of August 2001, though there can be no assurance that the refinanced banking arrangements will be at the same terms and conditions as the existing lines of credit.

We completed the ABCO acquisition in February 2000, which was financed with a 5 year term note payable to Bank of America, N.A., in the original principal amount of $2.0 million. The term note will be repaid with equal quarterly principal installments plus accrued interest. The assets acquired by the company in the ABCO acquisition secure the term note. The term note is due June 30, 2005 and currently bears interest at the bank's prime rate (9.0% at December 31, 2000) plus 2.50 percent. Prior to January 31, 2001, the interest rate was at prime. The balance on the term note as of December 31, 2000 was $1.8 million.

We have historically been a net user of cash from operations and have financed our working capital requirements and capital expenditures through the retention of earnings and the use of our short-term credit lines. Cash used in operating activities was $0.2 million for the first six months of fiscal 2001 compared to cash provided by operating activities of $2.9 million for the same period in fiscal 2000. The change was primarily the result of the increased accounts receivable, due to higher revenues, the increase in cost and earnings in excess of billings, and the $0.4 million net loss we incurred in the first six months of fiscal 2001 compared to net income of $0.7 million in the first six months of fiscal 2000.

We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity. Management directs additional resources to strategic new product development, market expansion and continuing improvement of existing products to enhance our position as a market leader and to promote planned internal growth and profitability. In January 2001, we announced that we would not pay a dividend for the quarter ending March 31, 2001, which will help preserve working capital for future growth.

                       PEERLESS MFG. CO. AND SUBSIDIARIES


CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; the company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the company's ability to adapt and expand its services in such an environment; the company's ability to successfully refinance or extend its lines of credit or obtain alternative sources of financing; the effective and efficient management of the company's backlog, inventory levels and processing of sales orders; the quality of the company's plans and strategies; and the company's ability to execute such plans and strategies.

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit and installment debt, for which the outstanding balances total $8.9 million as of December 31, 2000. A 1.0% change in the underlying LIBOR or prime rate would result in a $89,000 change in the annual amount of interest based on the impact of the hypothetical interest rates on our revolving line of credit outstanding as of December 31, 2000.

                       PEERLESS MFG. CO. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three and six month periods ended December 31, 2000, options to acquire 3,000 and 6,500 shares, respectively, were exercised by former employees of the company under terms of the company's stock option plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As contemplated in the company's Proxy Statement which was mailed to shareholders beginning on October 19, 2000, the company's shareholders elected Sherrill Stone and Donald A. Sillers, Jr. as Class III directors of the company, each to serve until the annual meeting of shareholders to be held in 2003. The company's shareholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the company for the year ending June 30, 2001.

Each of the foregoing proposals were approved at the company's annual meeting of shareholders on November 16, 2000. Each Board nominee received the number of votes indicated below.

                                       No. of Votes Cast    No. of Votes Cast
                Nominee                  For Election      Against or Withheld
                -------                -----------------   -------------------
         Sherrill Stone                    1,334,901             29,890
         Donald A. Sillers, Jr.            1,334,508             30,283

With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes cast for, against and abstaining were as follows:

                   Votes For                   1,361,553
                   Votes Against or Withheld       3,238

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
Number                              Exhibit
-------                             -------

 3(a)    Articles of Incorporation, as amended to date (filed as Exhibit
         3(a) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

 3(b) Bylaws, as amended to date (filed as Exhibit 3(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

10(a) Incentive Compensation Plan effective January 1, 1981, as amended January 23, 1991 (filed as Exhibit 10(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1991, and incorporated herein by reference).

                       PEERLESS MFG. CO. AND SUBSIDIARIES


10(b) 1985 Restricted Stock Plan for Peerless Mfg. Co., effective December 13, 1985 (filed as Exhibit 10(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1993, and incorporated herein by reference).

10(c) 1991 Restricted Stock Plan for Non-Employee Directors of Peerless Mfg. Co., adopted subject to shareholder approval May 24, 1991, and approved by shareholders November 20, 1991 (filed as Exhibit 10(e) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and incorporated herein by reference).

10(d) Employment Agreement, dated as of April 29, 1994, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10(e) Eighth Amended and Restated Loan Agreement, dated as of December 12, 1999, between Bank of America N.A., formerly NationsBank of Texas, N.A., and Peerless Mfg. Co. (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999, and incorporated herein by reference), as amended by Amendment A thereto, dated February 25, 2000 (filed as Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

10(f) Second Amended and Restated Loan Agreement, dated as of December 12, 1999, and Waiver and First Amendment to Second Amended and Restated Loan Agreement dated December 12, 1999, by and between Chase Bank of Texas N.A, and Peerless Mfg. Co. (filed as Exhibit 10(g) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999, and incorporated herein by reference).

10(g) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan, adopted by the Board of Directors on December 31, 1995 and approved by the Shareholders on November 21, 1996 (filed as Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999 (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999 and incorporated herein by reference).

10(h) Rights Agreement between Peerless Mfg. Co. and ChaseMellon Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as Exhibit 1 to our Registration Statement on Form 8-A(File No. 0-05214) and incorporated herein by reference).

10(i) Term Note with Bank of America dated May 30, 2000 by and between Bank of America, N.A. and Peerless Mfg. Co. (filed as Exhibit 10(m) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference.

10(j) Amendment and Waiver to Credit Agreement dated as of December 1, 2000, by and between Peerless Mfg. Co. and The Chase Manhattan Bank.*

10(k) Amendment C to Eighth Amended and Restated Loan Agreement dated November 30, 2000, between Bank of America, N.A. and Peerless Mfg. Co.*

                       PEERLESS MFG. CO. AND SUBSIDIARIES


10(l) Second Note Modification Agreement dated December 12, 2000, between Bank of America, N.A., and Peerless Mfg. Co.*

10(m) Intercreditor Agreement dated November 30, 2000, among Bank of America, N.A., The Chase Manhattan Bank and Peerless Mfg. Co.*

10(n) Security Agreement dated November 30, 2000, between Bank of America, N.A. and Peerless Mfg. Co.*

10(o) Deed of Trust dated November 30, 2000, granted by Peerless Mfg. Co. in favor of Bank of America, N.A.*

10(p) Renewal Line of Credit Note dated January 31, 2001, executed by Peerless Mfg. Co. payable to Bank of America, N.A. in the stated principal amount of $5,500,000.*

10(q) Note Modification Agreement dated January 31, 2001, between PMC Acquisition, Inc. d/b/a ABCO Industries and Bank of America, N.A.*

10(r) Amendment D to Eighth Amended and Restated Loan Agreement dated January 31, 2001 between Bank of America, N.A. and Peerless Mfg. Co.*

10(s) Waiver and Fifth Amendment to Second Amended and Restated Loan Agreement dated January 31, 2001, between The Chase Manhattan Bank and Peerless Mfg. Co.*

10(t) Fourth Amended and Restated Promissory Note dated January 31, 2001, executed by Peerless Mfg. Co. payable to The Chase Manhattan Bank on the stated principal amount of $5,500,000.*

21 Our Subsidiaries (filed as Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).


------------------------

*        Filed herewith

B.       Reports on Form 8-K.

         None.

                       PEERLESS MFG. CO. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   PEERLESS MFG. CO.



Dated: February 13, 2001           /s/   Sherrill Stone
                                   ---------------------------------------------
                                   Sherrill Stone, Chairman, President and Chief
                                   Executive Officer


                                   /s/   Robert J. Boutin
                                   ---------------------------------------------
                                   Robert J. Boutin, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                       PEERLESS MFG. CO. AND SUBSIDIARIES


                                  EXHIBIT INDEX


Exhibit
Number                              Exhibit
-------                             -------

3(a) Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b) Bylaws, as amended to date (filed as Exhibit 3(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

10(a) Incentive Compensation Plan effective January 1, 1981, as amended January 23, 1991 (filed as Exhibit 10(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1991, and incorporated herein by reference).

10(b) 1985 Restricted Stock Plan for Peerless Mfg. Co., effective December 13, 1985 (filed as Exhibit 10(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1993, and incorporated herein by reference).

10(c) 1991 Restricted Stock Plan for Non-Employee Directors of Peerless Mfg. Co., adopted subject to shareholder approval May 24, 1991, and approved by shareholders November 20, 1991 (filed as Exhibit 10(e) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and incorporated herein by reference).

10(d) Employment Agreement, dated as of April 29, 1994, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10(e) Eighth Amended and Restated Loan Agreement, dated as of December 12, 1999, between Bank of America N.A., formerly NationsBank of Texas, N.A., and Peerless Mfg. Co. (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999, and incorporated herein by reference), as amended by Amendment A thereto, dated February 25, 2000. (filed as Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

10(f) Second Amended and Restated Loan Agreement, dated as of December 12, 1999, and Waiver and First Amendment to Second Amended and Restated Loan Agreement dated December 12, 1999, by and between Chase Bank of Texas N.A, and Peerless Mfg. Co. (filed as Exhibit 10(g) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999, and incorporated herein by reference).

10(g) Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan, adopted by the Board of Directors on December 31, 1995 and approved by the Shareholders on November 21, 1996 (filed as Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999 (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 1999 and incorporated herein by reference).

10(h) Rights Agreement between Peerless Mfg. Co. and ChaseMellon Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as Exhibit 1 to our Registration Statement on Form 8-A(File No. 0-05214) and incorporated herein by reference).

10(i) The Term Note with Bank of America date May 30th of 2000 by and between Bank of America, N.A. and Peerless Mfg. Co. (filed as Exhibit 10(m) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference.

10(j) Amendment and Waiver to Credit Agreement dated as of December 1, 2000, by and between Peerless Mfg. Co. and the Chase Manhattan Bank.*

10(k) Amendment C to Eighth Amended and Restated Loan Agreement dated November 30, 2000, between Bank of America, N.A. and Peerless Mfg. Co.*

10(l) Second Note Modification Agreement dated December 12, 2000, between Bank of America, N.A., and Peerless Mfg. Co.*

10(m) Intercreditor Agreement dated November 30, 2000, among Bank of America, N.A., The Chase Manhattan Bank and Peerless Mfg. Co.*

10(n) Security Agreement dated November 30, 2000, between Bank of America, N.A. and Peerless Mfg. Co.*

10(o) Deed of Trust dated November 30, 2000, granted by Peerless Mfg. Co. in favor of Bank of America, N.A.*

10(p) Renewal Line of Credit Note dated January 31, 2001, executed by Peerless Mfg. Co. payable to Bank of America, N.A. in the stated principal amount of $5,500,000.*

10(q) Note Modification Agreement dated January 31, 2001, between PMC Acquisition, Inc. d/b/a ABCO Industries and Bank of America, N.A.*

10(r) Amendment D to Eighth Amended and Restated Loan Agreement dated January 31, 2001 between Bank of America, N.A. and Peerless Mfg. Co.*

10(s) Waiver and Fifth Amendment to Second Amended and Restated Loan Agreement dated January 31, 2001, between The Chase Manhattan Bank and Peerless Mfg. Co.*

10(t) Fourth Amended and Restated Promissory Note dated January 31, 2001, executed by Peerless Mfg. Co. payable to The Chase Manhattan Bank in the stated principal amount of $5,500,000.*

21 Our Subsidiaries (filed as Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

------------------------

* Filed herewith