Form 10-Q
period 2001-03-31
PEERLESS MANUFACTURING CO
filed 2001-05-11
CIK 76954

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

 (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  --------   EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -------- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO __________________________.


                          Commission File Number 0-5214

                                PEERLESS MFG. CO.
             (Exact Name of Registrant as Specified in Its Charter)

                  TEXAS                                   75-0724417
                  -----                                   ----------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)


    2819 WALNUT HILL LANE, DALLAS, TEXAS                     75229
  ----------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip code)


                                 (214) 357-6181
                                 --------------
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

         As of May 11, 2001, there were 1,477,492 shares of the Registrant's common stock outstanding.

================================================================================

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       NUMBER
                                                                                                                       ------
PART I: FINANCIAL INFORMATION.

            Item 1. Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at March 31, 2001
            and June 30, 2000........................................................................................      1

            Condensed Consolidated Statements of Operations for the
            three and nine months ended March 31, 2001 and 2000......................................................      2

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended March 31, 2001 and 2000............................................................      3

            Notes to the Condensed Consolidated Financial Statements.................................................      4

            Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations. ....................................................................      9

            Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................     12


PART II: OTHER INFORMATION

            Item 2. Changes in Securities and Use of Proceeds........................................................     13

            Item 6. Exhibits and Reports on Form 8-K.................................................................     13

SIGNATURES...........................................................................................................     16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 March 31,     June 30,
                                                                   2001         2000
                                                                 --------      --------
                         ASSETS
Current assets:
      Cash and cash equivalents                                  $  1,883      $    561
      Short term investments                                          297           273
      Accounts receivable-principally trade-net                    28,307        12,319
      Inventories                                                   2,766         3,288
      Costs and earnings in excess of billings                      7,191         9,912
      Other                                                         3,062         1,175
                                                                 --------      --------
        Total current assets                                       43,506        27,528

      Property, plant and equipment-net                             3,312         3,509
      Other assets                                                    759         1,083
                                                                 --------      --------
                                                                 $ 47,577      $ 32,120
                                                                 ========      ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable                                              $  7,016      $  5,800
      Accounts payable-trade                                        9,019         6,471
      Current maturities of long-term debt                            400           421
      Billings in excess of costs and earnings                      9,657           364
      Commissions payable                                           1,537           985
      Accrued liabilities and other                                 3,622         1,548
                                                                 --------      --------
        Total current liabilities                                  31,251        15,589

      Long-term debt, net of current maturities                     1,300         1,406
      Deferred income taxes                                           376           376

Shareholders' equity:
      Common stock                                                  1,475         1,467
      Additional paid-in capital                                    2,760         2,692
      Unamortized value of restricted stock grants                    (43)          (71)
      Cumulative foreign currency
         translation adjustment                                       (27)         (148)
      Retained earnings                                            10,485        10,809
                                                                 --------      --------
         Total shareholders' equity                                14,650        14,749
                                                                 --------      --------
                                                                 $ 47,577      $ 32,120
                                                                 ========      ========



     See accompanying notes to condensed consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended           Nine Months Ended
                                                          March 31,                   March 31,
                                                          ---------                   ---------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------
Revenues                                           $ 18,229      $ 13,764      $ 45,671      $ 36,429
Cost of goods sold                                   12,823         9,384        32,806        24,554
                                                   --------      --------      --------      --------
      Gross profit                                    5,406         4,380        12,865        11,875

Operating expenses                                    4,350         3,445        11,888         9,833
                                                   --------      --------      --------      --------
      Operating income                                1,056           935           977         2,042

Other income (expense)

      Interest expense, net                            (199)           10          (614)           (7)
      Foreign exchange gains (losses)                   (97)          (25)         (180)           38
      Other, net                                        (56)          (44)         (114)          (70)
                                                   --------      --------      --------      --------
                                                       (352)          (59)         (908)          (39)
                                                   --------      --------      --------      --------

Earnings (loss) before federal income tax               704           876            69         2,003

Federal income tax                                      260           314            25           716
                                                   --------      --------      --------      --------

Net earnings                                            444           562            44         1,287
                                                   ========      ========      ========      ========

Basic earnings per share                           $   0.30      $   0.38      $   0.03      $   0.88
                                                   ========      ========      ========      ========

Diluted earnings per share                         $   0.30      $   0.38      $   0.03      $   0.88
                                                   ========      ========      ========      ========



      See accompanying notes to condensed consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Nine months ended
                                                                                  March 31,
                                                                                  ---------
                                                                              2001          2000
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                          $     44      $  1,287
      Adjustments to reconcile net earnings to cash
      provided by (used in) operating activities:
            Depreciation and amortization                                        288           331
            Changes in assets and liabilities:
                  Accounts receivable                                        (15,988)         (941)
                  Inventories                                                    522           334
                  Cost and earnings in excess of billings                      2,721          (502)
                  Other current assets                                        (1,887)       (2,431)
                  Other assets                                                   324          (133)
                  Accounts payable                                             2,548          (617)
                  Billings in excess of costs and earnings                     9,293         2,236
                  Commissions payable                                            552          (329)
                  Accrued liabilities                                          2,074           218
                                                                            --------      --------
                                                                                 447        (1,834)
                                                                            --------      --------
      Net cash provided by (used in) operating activities                        491          (547)

CASH FLOWS FROM INVESTING ACTIVITIES:
            Net purchases of short-term investments                              (24)           --
            Net purchases of property and equipment                              (91)       (1,742)
                                                                            --------      --------
            Net cash used in investing activities                               (115)       (1,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Net change in short-term borrowings                                1,089         2,806
            Proceeds from issuance of common stock                               104            67
            Dividends paid                                                      (368)         (546)
                                                                            --------      --------

      Net cash provided by financing activities                                  825         2,327

      Effect of exchange rate changes on cash and cash equivalents               121           (75)
                                                                            --------      --------

      Net increase (decrease) in cash and cash equivalents                     1,322           (37)

      Cash and cash equivalents at beginning of period                           561           211
                                                                            --------      --------

      Cash and cash equivalents at end period                               $  1,883      $    174
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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION.

   These unaudited condensed consolidated financial statements of Peerless Mfg. Co. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's annual report on Form 10-K for the fiscal year ended June 30, 2000. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

   Operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2001. Certain fiscal year 2000 items have been reclassified to conform with the fiscal year 2001 presentation.

2. EARNINGS PER SHARE.

   Basic earnings per share have been computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock.

   The following table presents the calculation of earnings per share for the periods indicated.

                                                   Three Months Ended    Nine Months Ended
                                                       March 31,              March 31,
                                                       ---------              ---------
                                                     2001       2000       2001       2000
                                                   ------     ------     ------     ------
Net earnings                                       $  444     $  562     $   44     $1,287
                                                   ------     ------     ------     ------

Basic weighted average common
shares outstanding                                  1,474      1,463      1,472      1,458

Effect of dilutive options                             17         17         12         10
Diluted weighted average common                    ------     ------     ------     ------
shares outstanding
                                                    1,491      1,480      1,484      1,468

Net income per share - basic                       $ 0.30     $ 0.38     $ 0.03     $ 0.88

Net income per share - diluted                       0.30     $ 0.38     $ 0.03     $ 0.88

   The company did not exclude any outstanding stock options from its calculation of diluted earnings per share for the three and nine months ended March 31, 2001, or the three months ended March 31, 2000. However, the company excluded 8,500 outstanding stock options for the nine months ended March 31, 2000, because their impact would be anti-dilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


3. COMPREHENSIVE INCOME.

   Comprehensive income is defined as the change in equity during a period from transactions or other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows:


                                    Three Months Ended        Nine Months Ended
                                         March 31,                 March 31,
                                         ---------                 ---------
                                     2001         2000         2001        2000
                                   -------      -------      -------     -------
Net earnings                       $   444      $   562      $    44     $ 1,287

Foreign currency translation
adjustment                             (14)         (58)         121         (75)
                                   -------      -------      -------     -------

Comprehensive income               $   430      $   504      $   165     $ 1,212
                                   =======      =======      =======     =======


4. SUPPLEMENTAL CASH FLOW INFORMATION.

   Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                 Nine Months Ended
                                                      March 31,
                                                      ---------
                                                 2001           2000
                                                 ----           ----
Interest paid                                    $449           $  6
Income taxes paid                                $ 94           $ 76

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


6. INVENTORIES.

   Inventories are stated at the lower of cost or market. Principal components of inventories are as follows:



                                          March 31,    June 30,
                                            2001         2000
                                           ------       ------
Raw materials                              $1,585       $1,252
Work in process                               529        1,669
Finished goods                                652          367
                                           ------       ------

Total inventories                          $2,766       $3,288
                                           ======       ======


7. SEGMENT INFORMATION.

   The company has two reportable industry segments: (1) gas/liquid filtration; and (2) selective catalytic reduction systems. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. This segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products. The selective catalytic reduction systems segment produces "Selective Catalytic Reduction Systems
   (SCR)" used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. The company combines these products with other components as totally integrated systems. Many of the company's components are packaged on skids complete with instruments, controls and related valves and piping.

   Segment profit and loss is based on revenue, less direct costs of the segment before allocation of general, administrative, research and development costs. There were no sales or transfers between segments. The company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting and, therefore, such information is not presented. Segment information and a reconciliation to operating profit for the three and nine months ended March 31, 2001 and 2000 are presented below.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                          Selective
                                          Catalytic
                            Gas/Liquid    Reduction   Unallocated
                            Filtration     Systems     Overhead     Consolidated
                            ----------    ---------   -----------   ------------
THREE MONTHS ENDED
MARCH 31, 2001

Revenues from customers     $  5,857      $ 12,372       $     --        $18,229

Segment profit (loss)            117         3,440         (2,501)         1,056

THREE MONTHS ENDED
MARCH 31, 2000

Revenues from customers     $  6,086      $  7,678       $     --        $13,764

Segment profit (loss)            735         2,402         (2,202)           935



                                          Selective
                                          Catalytic
                            Gas/Liquid    Reduction   Unallocated
                            Filtration    Systems       Overhead    Consolidated
                            ----------    ---------   -----------   ------------
NINE MONTHS ENDED
MARCH 31, 2001

Revenues from customers     $ 16,916      $ 28,755       $     --       $ 45,671

Segment profit (loss)          1,275         6,677         (6,975)           977

NINE MONTHS ENDED
MARCH 31, 2000

Revenues from customers     $ 22,286      $ 14,143       $     --       $ 36,429

Segment profit (loss)          4,361         3,964         (6,283)         2,042

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

   The following unaudited proforma financial information presents the combined results of operations as if the ABCO acquisition had occurred at the beginning of fiscal year 2000, after giving effect to certain adjustments. The proforma results do not necessarily represent results which would have occurred if the ABCO transaction had taken place at the beginning of fiscal year 2000, nor are they indicative of the results of future combined operations.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                        Three Months Ended   Nine Months Ended
                                          March 31, 2000      March 31, 2000
                                        ------------------   ------------------
Sales                                     $   17,838           $   47,184
Net earnings before
  extraordinary credit                           374                  343

Per share-basic:
    Net earnings before
      extraordinary credit                $     0.26           $     0.24

Per share-diluted:
    Net earnings before
      extraordinary credit                $     0.25           $     0.23

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


The following table displays the company's statements of operations as a percentage of net revenues:

                                          Three Months Ended        Nine Months Ended
                                               March 31,                 March 31,
                                               ---------                 ---------
                                           2001         2000         2001         2000
                                          ------       ------       ------       ------
Net revenues                               100.0%       100.0%       100.0%       100.0%
Cost of revenues                            70.3         68.2         71.8         67.4
                                          ------       ------       ------       ------
    Gross margin                            29.7         31.8         28.2         32.6

Operating expenses                          23.9         25.0         26.0         27.0
                                          ------       ------       ------       ------
    Operating income                         5.8          6.8          2.2          5.6

Interest income (expense), net              (1.1)         0.1         (1.3)        (0.0)
Other, net                                  (0.8)        (0.5)        (0.7)        (0.1)
                                          ------       ------       ------       ------

    Earnings before income taxes             3.9          6.4          0.2          5.5
Income taxes                                 1.5          2.3          0.1          2.0
                                          ------       ------       ------       ------
Net earnings                                 2.4%         4.1%         0.1%         3.5%
                                          ======       ======       ======       ======



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net revenues increased $4.4 million, or 32%, to $18.2 million for the three months ended March 31, 2001, from $13.8 million for the three months ended March 31, 2000. The increase in revenues was attributable to the increased demand for our SCR products and integrated systems.

Due to the new gas turbine powered electric generating facilities currently under construction in the United States to fill our country's demand for electricity, we anticipate the demand for our SCR products will continue to increase. These new generating facilities use clean burning gas, which in turn drives demand for our gas cleaning equipment. Coal fired electric power plants are also contributing to the stronger demand we are seeing for our SCR products. These products are necessary to insure compliance with the U.S. government's mandate for lower NOx emission levels. We provide ammonia storage and delivery systems to be used as part of the SCR systems to be installed at these coal fired plants.

Our backlog of unfilled orders was approximately $65 million at March 31, 2001, as compared to approximately $39 million at March 31, 2000. The increase is primarily due to several significant SCR orders booked during the three months ended March 31, 2001.

                       PEERLESS MFG. CO. AND SUBSIDIARIES


Our gross profit increased $1.0 million, or 23.0%, to $5.4 million for the three months ended March 31, 2001, compared to $4.4 million for the same period a year ago. Gross profit, as a percentage of sales, decreased to 29.7% for the current quarter from 31.8% a year ago. The lower gross margin was primarily due to the additional costs associated with the increased manufacturing capacity acquired in early 2000, along with the lower margin recognized on SCR revenues.

Operating expenses increased by $0.9 million, or 26.0%, to $4.3 million for the three months ended March 31, 2001, compared to $3.4 million for the three months ended March 31, 2000. The increase in operating expenses was primarily due to costs associated with the ABCO acquisition and additional costs of engineering and project management required for the increased SCR activities. Operating expenses decreased as a percentage of sales to 23.9%, compared to 25.0% for the same period last year.

Interest expense increased by $0.2 million due to increased debt incurred to finance our working capital needs and as a result of the financing required to acquire the ABCO operations.

As a result of the factors discussed above, we recorded net earnings for the quarter ended March 31, 2001, of $0.4 million compared to net earnings of $0.6 million for the same period a year ago.

NINE MONTHS ENDED MARCH 31 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

Net revenues increased $9.3 million, or 26.0%, to $45.7 million for the nine months ended March 31, 2001, compared to $36.4 million for the same period a year ago. The increase in revenues was attributable to the increased demand for our SCR products and integrated systems.

Our gross profit increased $1.0 million, or 8%, to $12.9 million for the nine months ended March 31, 2001, compared to $11.9 million for the same period a year ago. Gross profit as a percentage of sales decreased to 28.2% for the nine months ended March 31, 2001, from 32.6% a year ago. The lower gross margin was primarily due to the additional costs associated with the increased manufacturing capacity acquired in early 2000, along with the lower margin recognized on SCR revenues.

Operating expenses increased by $2.1 million, or 21%, to $11.9 million for the nine months ended March 31, 2001, compared to $9.8 million for the nine months ended March 31, 2000. The increase in operating expenses was primarily due to costs associated with the ABCO acquisition and additional costs of engineering and project management required for the increased SCR activities. Operating expenses decreased as a percentage of sales to 26.0%, compared to 27.0% for the same period last year.

Interest expense increased by $0.6 million due to increased debt incurred to finance our working capital needs and as a result of the financing required to acquire the ABCO operations.

As a result of the factors discussed above, net earnings for the nine months ended March 31, 2001 was $44 thousand compared to net earnings of $1.3 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

We maintain two separate short-term lines of credit, each in the amount of $5.5 million. In addition, we have an installment note payable that was utilized to finance the ABCO acquisition.

                       PEERLESS MFG. CO. AND SUBSIDIARIES


The credit lines currently expire in August 2001. The credit lines currently carry a floating interest rate based on the prime rate (8.0% at March 31, 2001) plus 2.50 percent and are secured by substantially all of our assets. Prior to January 31, 2001, the credit lines carried a floating interest rate at prime. As of March 31, 2001, we had $7.0 million outstanding under the credit lines, and $2.2 million outstanding under letters of credit, leaving us with $1.7 million of availability under the credit lines. We pay an annual commitment fee of 0.25% of the unused balance under the credit lines. The credit lines contain customary financial covenants, including a restriction on the payment of dividends in the event of a default. We intend to refinance the lines of credit prior to the end of August 2001, though there can be no assurance that the refinanced banking arrangements will be at the same terms and conditions as the existing lines of credit.

We completed the ABCO acquisition in February 2000, which was financed with a 5 year term note in the original principal amount of $2.0 million. The term note is being repaid with equal quarterly principal installments plus accrued interest. The assets acquired by the company in the ABCO acquisition secure the term note. The note is due June 30, 2005 and currently bears interest at the bank's prime rate (8.0% at March 31, 2001) plus 2.5 percent. Prior to January 31, 2001, the interest rate was at prime. The balance on the term note as of March 31, 2001 was $1.7 million.

We have historically been a net user of cash from operations and have financed our working capital requirements and capital expenditures through the retention of earnings and the use of our short-term credit lines. Cash provided by operating activities was $0.5 million for the first nine months of fiscal 2001 compared to cash used in operating activities of $0.5 million for the same period in fiscal 2000. The change was primarily the result of the increases in billings in excess of cost and earnings, accounts payable and accrued liabilities which were offset by the increased accounts receivable.

We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity. Management directs additional resources to strategic new product development, market expansion and continuing improvement of existing products to enhance our position as a market leader and to promote planned internal growth and profitability. Although historically the company has usually paid quarterly dividends in January 2001, we announced that we would not pay a dividend for the quarter ending March 31, 2001, in order to preserve working capital for future growth. We have decided to continue the policy of preserving working capital for the quarter ending June 30, 2001. Consequently, no dividend will be paid for that quarter.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit and installment debt, for which the outstanding balances were $8.7 million as of March 31, 2001. A 1.0% change in the underlying prime rate would result in a $87,000 change in the annual amount of interest based on the impact of the hypothetical interest rates on our revolving line of credit outstanding as of March 31, 2001.

                       PEERLESS MFG. CO. AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three and six month periods ended March 31, 2001, options to acquire 3,000 and 6,500 shares, respectively, were exercised under terms of the company's stock option plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
Number                                 Exhibit
------                                 -------

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

10(c) 1991 Restricted Stock Plan for Non-Employee Directors of Peerless Mfg. Co. (filed as Exhibit 10(e) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and incorporated herein by reference).

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES


10(g)    Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan (filed as
         Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999 (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999 and incorporated herein by reference).

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

10(j) Amendment and Waiver to Credit Agreement dated as of December 1, 2000, by and between Peerless Mfg. Co. and The Chase Manhattan Bank (filed as
         Exhibit 10(j) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(k) Amendment C to Eighth Amended and Restated Loan Agreement dated November 30, 2000, between Bank of America, N.A. and Peerless Mfg. Co. (filed as Exhibit 10(k) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(l) Second Note Modification Agreement dated December 12, 2000, between Bank of America, N.A., and Peerless Mfg. Co. (filed as Exhibit 10(l) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(m) Intercreditor Agreement dated November 30, 2000, among Bank of America, N.A., The Chase Manhattan Bank and Peerless Mfg. Co. (filed as Exhibit 10(m) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(n) Security Agreement dated November 30, 2000, between Bank of America, N.A. and Peerless Mfg. Co. (filed as Exhibit 10(n) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(o) Deed of Trust dated November 30, 2000, granted by Peerless Mfg. Co. in favor of Bank of America, N.A. (filed as Exhibit 10(o) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(p) Renewal Line of Credit Note dated January 31, 2001, executed by Peerless Mfg. Co. payable to Bank of America, N.A. in the stated principal amount of $5,500,000 (filed as Exhibit 10(p) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(q) Note Modification Agreement dated January 31, 2001, between PMC Acquisition, Inc. d/b/a ABCO Industries and Bank of America, N.A. (filed as Exhibit 10(q) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

                       PEERLESS MFG. CO. AND SUBSIDIARIES


10(r) Amendment D to Eighth Amended and Restated Loan Agreement dated January 31, 2001, between Bank of America, N.A. and Peerless Mfg. Co. (filed as
         Exhibit 10(r) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(s) Waiver and Fifth Amendment to Second Amended and Restated Loan Agreement dated January 31, 2001, between The Chase Manhattan Bank and Peerless Mfg. Co. (filed as Exhibit 10(s) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(t) Fourth Amended and Restated Promissory Note dated January 31, 2001, executed by Peerless Mfg. Co. payable to The Chase Manhattan Bank in the stated principal amount of $5,500,000 (filed as Exhibit 10(t) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

21 Our Subsidiaries (filed as Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

----------

B. Reports on Form 8-K.

         None.

                       PEERLESS MFG. CO. AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   PEERLESS MFG. CO.




Dated: May 11, 2001                /s/   Sherrill Stone
                                   ---------------------------------------------
                                   Sherrill Stone, Chairman, President and Chief
                                   Executive Officer


                                   /s/   Robert J. Boutin
                                   ---------------------------------------------
                                   Robert J. Boutin, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                       PEERLESS MFG. CO. AND SUBSIDIARIES



                                  EXHIBIT INDEX


Exhibit
Number                                 Exhibit
------                                 -------
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

10(c)    1991 Restricted Stock Plan for Non-Employee Directors of Peerless Mfg.
         Co. (filed as Exhibit 10(e) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and incorporated herein by reference).

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

10(g)    Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan (filed as
         Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999 (filed as Exhibit 10(h) to our
         Quarterly Report on Form 10-Q, for the fiscal quarter ended December
         31, 1999 and incorporated herein by reference).

10(h)    Rights Agreement between Peerless Mfg. Co. and ChaseMellon Shareholder
         Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as Exhibit 1 to our

                       PEERLESS MFG. CO. AND SUBSIDIARIES

         Registration Statement on Form 8-A(File No. 0-05214) and incorporated herein by reference).

10(i) Term Note with Bank of America dated May 30, 2000 by and between Bank of America, N.A. and Peerless Mfg. Co. (filed as Exhibit 10(m) to our
         Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

10(j) Amendment and Waiver to Credit Agreement dated as of December 1, 2000, by and between Peerless Mfg. Co. and The Chase Manhattan Bank (filed as
         Exhibit 10(j) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(k)    Amendment C to Eighth Amended and Restated Loan Agreement dated
         November 30, 2000, between Bank of America, N.A. and Peerless Mfg. Co.
         (filed as Exhibit 10(k) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(l)    Second Note Modification Agreement dated December 12, 2000, between
         Bank of America, N.A., and Peerless Mfg. Co. (filed as Exhibit 10(l) to our Quarterly Report on Form 10-Q for the three months ended December
         31, 2000, and incorporated herein by reference).

10(m)    Intercreditor Agreement dated November 30, 2000, among Bank of America,
         N.A., The Chase Manhattan Bank and Peerless Mfg. Co. (filed as Exhibit
         10(m) to our Quarterly Report on Form 10-Q for the three months ended
         December 31, 2000, and incorporated herein by reference).

10(n)    Security Agreement dated November 30, 2000, between Bank of America,
         N.A. and Peerless Mfg. Co. (filed as Exhibit 10(n) to our Quarterly
         Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(o) Deed of Trust dated November 30, 2000, granted by Peerless Mfg. Co. in favor of Bank of America, N.A. (filed as Exhibit 10(o) to our Quarterly
         Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(p)    Renewal Line of Credit Note dated January 31, 2001, executed by
         Peerless Mfg. Co. payable to Bank of America, N.A. in the stated principal amount of $5,500,000 (filed as Exhibit 10(p) to our Quarterly
         Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(q)    Note Modification Agreement dated January 31, 2001, between PMC
         Acquisition, Inc. d/b/a ABCO Industries and Bank of America, N.A.
         (filed as Exhibit 10(q) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(r)    Amendment D to Eighth Amended and Restated Loan Agreement dated January
         31, 2001, between Bank of America, N.A. and Peerless Mfg. Co. (filed as
         Exhibit 10(r) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

                       PEERLESS MFG. CO. AND SUBSIDIARIES

10(s)    Waiver and Fifth Amendment to Second Amended and Restated Loan
         Agreement dated January 31, 2001, between The Chase Manhattan Bank and
         Peerless Mfg. Co. (filed as Exhibit 10(s) to our Quarterly Report on
         Form 10-Q for the three months ended December 31, 2000, and incorporated herein by reference).

10(t) Fourth Amended and Restated Promissory Note dated January 31, 2001, executed by Peerless Mfg. Co. payable to The Chase Manhattan Bank in the stated principal amount of $5,500,000 (filed as Exhibit 10(t) to our Quarterly Report on Form 10-Q for the three months ended December
         31, 2000, and incorporated herein by reference).

21 Our Subsidiaries (filed as Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).