Form 10-K
period 2001-06-30
PEERLESS MANUFACTURING CO
filed 2001-09-28
CIK 76954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

    (Mark One)
         X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----------        SECURITIES AND EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----------        SECURITIES EXCHANGE ACT  OF 1934

                           COMMISSION FILE NO. 0-5214

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

       Registrant's telephone number, including area code: (214) 357-6181
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE                  1,488,742
            (Title of Class)                         (Number of shares
                                           outstanding as of September 21, 2001)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non affiliates of the registrant is approximately $48.8 million. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price of the registrant's common stock on September 21, 2001, as reported on the National Association of Securities Dealers, Inc. Automatic Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on or about November 20, 2001 (to be filed) are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I

         Item 1.    Business...........................................................................1

         Item 2.    Properties.........................................................................4

         Item 3.    Legal Proceedings..................................................................4

         Item 4.    Submission of Matters to a Vote of Security Holders................................4

PART II

         Item 5.    Market for Registrant's Common Equity and
                       Related Stockholder Matters.....................................................5

         Item 6.    Selected Financial Data............................................................6

         Item 7.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................7

         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.........................12

         Item 8.    Consolidated Financial Statements and Supplementary Data...........................12

         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................12
PART III

         Item 10.   Directors and Executive Officers of the Registrant.................................13

         Item 11.   Executive Compensation.............................................................13

         Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................13

         Item 13.   Certain Relationships and Related Transactions.....................................13

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................14

                                     PART I

ITEM 1. BUSINESS

         Peerless Mfg. Co. (the "Company," "Registrant," "Peerless" or "we," "us" or "our") was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. We have three wholly-owned subsidiaries incorporated in Texas, the United Kingdom, and Barbados, respectively. Our executive offices are located at 2819 Walnut Hill Lane, Dallas, TX 75229, our telephone number at that location is (214) 357-6181, and our website may be accessed at www.peerlessmfg.com. Our fiscal year ends on June 30th. References herein to "fiscal 1999," "fiscal 2000," "fiscal 2001," and "fiscal 2002" refer to our fiscal years ended June 30, 1999, 2000, 2001, and 2002, respectively.

PRODUCTS AND OPERATIONS

         We operate our business through two primary business segments, the largest of which is our "Selective Catalytic Reduction Systems" business. In this business segment we design, engineer, manufacture and sell highly specialized products referred to as "SCR Systems." These environmental control systems are used for air pollution abatement by converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil to harmless nitrogen and water vapor. These systems are packaged on skids complete with instruments, controls and related valves and piping, and are totally integrated systems.

         Our other business segment is our gas/liquid filtration business. In this business segment we design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through a piping system. These products are used primarily to remove solid and liquid contaminants from natural gas and salt water aerosols from the combustion intake air of ship board gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam. In this business segment, we also design, engineer, manufacture and sell specialized products known as "pulsation dampeners" which are used primarily to reduce or eliminate vibrations caused by acoustical pulsations commonly found in piping connected to reciprocating compressors. Pulsation dampeners reduce noise levels, improve efficiency and prolong the life of piping systems. Additionally, we sell gas odorization equipment, quick-opening closures, parts for our products and other miscellaneous items, as well as render certain engineering services through this business segment.

         In addition to our two primary business segments, we also design, engineer, manufacture and sell packaged boilers and other steam generating equipment through our Texas subsidiary that does business as ABCO Industries ("ABCO"). This equipment is used to produce steam which is used in processes, heating, drying, driving steam turbines and a variety of other applications. ABCO is also used to support the manufacturing needs of other Peerless products.

         Although we manufacture and stock a limited number of items of equipment for immediate delivery, the vast majority of our products are designed and constructed for specific customer requirements or specifications. In certain cases, our products and components are designed by us but produced by subcontractors under our supervision.

         Please see Note L - "Industry Segment and Geographic Information," in our Notes to Consolidated Financial Statements for a disclosure of certain financial information of each of our two primary industry segments, Selective Catalytic Reduction Systems and Gas/Liquid Filtration.

MANUFACTURING AND OUTSOURCING

         Our products are fabricated utilizing a combination of in-house manufacturing, subcontractors and vendors. In fiscal 2001, we estimate that subcontractors and vendors accounted for a significant percentage of our costs of goods sold. We believe that our use of outsourcing relationships provides us with flexibility to rapidly expand or contract manufacturing capacity without increasing capital expenditures. Our subcontractors and vendors manufacture products on a fixed-price basis for each project. We regularly review our subcontractor and vendor relationships to ensure quality and workmanship standards and on-time delivery.

         We maintain significant in-house manufacturing capabilities as well. We internally develop production methods, train personnel, implement designs and fabricate products whose complexity may preclude their production by subcontractors and vendors.

CUSTOMERS

         Our SCR Systems are sold to independent power producers, heat recovery steam generator suppliers, boiler manufacturers, refineries, petrochemical plants and others who desire or may be required by environmental regulations to reduce nitrogen oxide (NOx) emissions.

         Gas separators and filters produced by our gas/liquid filtration business are sold to gas producers and gas gathering, transmission and distribution companies, chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines, and to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. Marine separation/filtration systems are sold primarily to shipbuilders. Generally, Pulsation dampeners are purchased by customers in the same industries, except shipbuilders and steam generating equipment manufacturers.

         We market our products worldwide through manufacturers' representatives who sell on a commission basis under the general direction of an officer of Peerless. We also sell products directly to customers. Our business activity and revenues have historically not been seasonal, but we have noticed an increase in demand for our SCR Systems during the third and fourth quarters of our last fiscal year. The demand for these environmental control systems peaks during the spring and summer months and we expect that trend to continue in fiscal 2002.

         Boilers supplied by ABCO are sold to industrial, process and utility customers. These products are sold through a number of sales channels including direct to users of the equipment, consulting engineers and OEM's.

         We are not dependent upon any single customer or group of customers in either of our business segments and ABCO is not dependent upon any single customer or group of customers. The custom-designed nature of our business and the nature of the products cause year to year variance in our major customers. During fiscal 2001, one customer accounted for 17% of our consolidated revenues and in fiscal 2000, a different customer accounted for 19% of our total consolidated revenues. No customer accounted for 10% or more of our total consolidated revenues during fiscal 1999.

         Sales to international customers have been a part of our business for more than forty years. During fiscal 2001, foreign sales amounted to $9.4 million, or 12% of our total consolidated revenues, compared to sales of $13.6 million, or 23% of our total consolidated revenues, during fiscal 2000. The custom-designed and project-specific nature of our products enables us to sell to any geographic region. See "Quantitative and Qualitative Disclosures About Market Risk."

BACKLOG

         Our backlog of uncompleted orders at June 30, 2001, was approximately $68 million, compared to $29 million at June 30, 2000. Our backlog as of August 31, 2001, was approximately $72 million. Backlog has been calculated under our normal practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled. Of the $68 million backlog as of June 30, 2001, approximately 90% is scheduled to be completed by the end of the current fiscal year.

COMPETITION

         There are many U.S. and international competitors with capital and revenues both larger and smaller than us in the manufacturing and selling of SCR Systems, separators, filters and pulsation dampeners. Management believes that performance, reliability and warranty service are the prime competitive factors in our markets. We believe that we strongly compete in these areas and have become a world leader in the industries in which we compete.

PATENTS, LICENSES AND PRODUCT DEVELOPMENT

         We believe that we are an industry leader in designing, manufacturing and applicating efficient, dependable SCR Systems. We also consider ourselves to be a world leader in the technology required to design and apply our high efficiency vapor/liquid separation and filtration equipment. In addition, we believe that we are a leader in the design, manufacture and application of high efficiency pulsation dampeners for reciprocating compressors. Our expenditures for new product development and improvements were approximately $621,000 in fiscal 2001, $848,000 in fiscal 2000 and $667,000 in fiscal 1999. We expect product development expenditures to be approximately $700,000 in fiscal 2002.

         To protect our intellectual property rights, we depend upon a combination of patents, trademarks, nondisclosure and confidentiality agreements with our employees, subcontractors and others and internal controls. We have existing patents and patent applications pending on some of our products and processes that are important to our business. These include patents on vane designs, separator profiles, marine/separator filtration systems and pressure testing capabilities. In addition, most of our products are proprietary and are sold utilizing our proven technology and knowledge of the applications.

EMPLOYEES

         At June 30, 2001, Peerless and its subsidiaries had 271 employees. None of our employees are represented by unions. We believe our employee relations are satisfactory.

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

         Environmental regulations related to NOx emissions resulted in increased sales of our SCR Systems in fiscal years 2000 and 2001. See "Caution Regarding Forward Looking Statements."

ITEM 2. PROPERTIES.

         We own our principal executive offices consisting of approximately 48,000 square feet in Dallas, Texas. This facility is used primarily for our executive offices, as well as for our selling, general and administrative functions. We also own a manufacturing facility consisting of approximately 80,000 square feet in Dallas, Texas, which is used primarily to manufacture our SCR Systems. In addition, we own a manufacturing facility in Denton, Texas consisting of approximately 22,000 square feet that is used primarily to manufacture our gas/liquid filtration products. We own an approximately 78,000 square feet facility in Abilene, Texas that we use to manufacture all of our ancillary products. In early fiscal 2002, we leased a 3,500 square foot facility in Dallas, Texas that we use as additional office space for our sales and marketing departments. This lease does not expire until 2003.

         We also own a 29,000 square foot manufacturing facility located in Carrollton, Texas and approximately 34 acres of unimproved property in Wylie, Texas. We are evaluating alternatives for these properties, neither of which is used in the operation of our business.

         We believe that our office and manufacturing facilities are adequate and suitable for our present requirements. If we continue to experience the growth in demand for our SCR Systems, our future manufacturing capacity can be met by building, modernizing or expanding the manufacturing and office facilities at our Dallas or Abilene, Texas locations, where space is available for expansion.

         All of our facilities, except the ABCO facility, are pledged as collateral to secure our obligations under our new revolving line of credit facility. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

         We are subject to various pending and threatened litigation from time to time in the ordinary course of our business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Our common stock, par value $1.00 per share, is listed on the Nasdaq National Market under the symbol "PMFG." The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for our common stock as reported by Nasdaq and cash dividends paid per share.


                           CLOSING BID PRICES
QUARTER ENDED              -------------------        CASH DIVIDENDS
-------------              HIGH            LOW           PER SHARE
                           ----            ---           ---------
FISCAL 2000
September 30, 1999      $    14.13      $    10.50      $     .125
December 31, 1999            13.00            9.88            .125
March 31, 2000               15.81           12.00            .125
June 30, 2000                17.88           12.00            .125

FISCAL 2001
September 30, 2000      $    21.80      $    15.73      $     .125
December 31, 2000            19.32           12.25            .125
March 31, 2001               15.69           12.50              --
June 30, 2001                37.00           13.25              --

         There were 146 record holders of our common stock on September 21, 2001. We estimate that approximately 700 additional shareholders own shares in broker names. Cash dividends may be paid on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements, compliance with financial covenants set forth in our bank credit facility and such other factors as the Board of Directors deems appropriate. See "Management's Discussion and Analysis of Financial Creditors and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial information regarding the Company's financial position and operating results set forth below for the fiscal years ended June 30, 2001, 2000, 1999, 1998 and 1997 have been devised from our audited consolidated financial statements. The selected consolidated financial data set forth below should be used in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.



                                                YEAR ENDED JUNE 30,
                                                -------------------
                                                  (IN THOUSANDS)
                                                  --------------
                               2001             2000             1999             1998              1997
                            -----------      -----------      -----------      -----------      -----------
Net sales                   $    78,159      $    58,561      $    40,568      $    43,455      $    41,486
Gross profit                     23,510           15,658           14,272           15,240           11,525
Earnings before
income tax                        4,875            1,578            2,846            3,522              538
Net earnings                $     3,072      $       931      $     1,850      $     2,450      $       537
                            ===========      ===========      ===========      ===========      ===========
Earnings per
common share - basic        $      2.09      $      0.64      $      1.27      $      1.68      $      0.37
Earnings per
common share - diluted      $      2.05      $      0.63      $      1.27      $      1.68      $      0.37
Total assets                $    46,156      $    32,121      $    23,479      $    23,756      $    19,047
                            ===========      ===========      ===========      ===========      ===========
Long-term obligations       $     1,200            1,406               --               --               --
Cash dividend per
common share                $      0.25      $      0.50      $      0.50      $      0.50      $      0.50

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's fiscal year ends on June 30th. References herein to fiscal 2001, 2000 and 1999 refer to our fiscal years ended June 30, 2001, 2000 and 1999, respectively.

         The following table sets forth selected statements of operations items expressed as a percentage of net revenues for the periods indicated:


                                                  FISCAL YEAR ENDED JUNE 30,
                                                  --------------------------
                                          2001                2000                1999
                                      ------------        ------------        ------------
Net revenues                                 100.0%              100.0%              100.0%
Cost of revenues                              69.9                73.3                64.8
                                      ------------        ------------        ------------
    Gross margin                              30.1                26.7                35.2

Operating expenses                            22.6                23.7                27.9
                                      ------------        ------------        ------------
    Operating income                           7.5                 3.0                 7.3

Interest income (expense), net                (0.9)               (0.2)                0.0
Other, net                                    (0.4)               (0.1)               (0.3)
                                      ------------        ------------        ------------

    Earnings before income taxes               6.2                 2.7                 7.0
Income taxes                                   2.3                 1.1                 2.4
                                      ------------        ------------        ------------
Net earnings                                   3.9                 1.6                 4.6
                                      ============        ============        ============



FISCAL 2001 COMPARED TO FISCAL 2000

         Our net revenues increased approximately $19.6 million, or 33%, from $58.6 million in fiscal 2000 to $78.2 million in fiscal 2001. A 53% increase in our domestic revenues accounted for nearly all of the increase in net revenues. The increase in domestic revenues was attributable to the increased demand for our SCR Systems. Domestic revenues for our SCR Systems increased approximately $24.8 million, or 87%, from $28.5 million in fiscal 2000 to $53.3 million in fiscal 2001. Foreign revenues decreased approximately $4.2 million, or 31%, from $13.6 million in fiscal 2000 to $9.4 million in fiscal 2001.

         Our backlog of unfilled orders increased to $68.0 million as of June 30, 2001, from $29.0 million as of June 30, 2000. The increase is primarily attributable to several significant SCR orders booked during the second half of fiscal 2001, as well as an increase in boiler orders. Regulations related to NOx emissions have in the past resulted in increased sales of our component parts for SCR Systems and we anticipate that trend to continue in fiscal 2002.

         Our gross profit increased $7.9 million, or 50%, from $15.7 million in fiscal 2000 to $23.5 million in fiscal 2001. Gross profit, as a percentage of sales, increased from 26.7% for the twelve months ended June 30, 2000 to 30.1% for the twelve months ended June 30, 2001. The higher gross profit was primarily attributable to increased margins recognized on our SCR revenues, which were partially offset by additional costs we incurred in connection with the ABCO acquisition in early 2000, as well as cost overruns on a significant order recognized in fiscal 2000.

         Operating expenses increased by $3.7 million, or 27%, to $17.6 million for the twelve months ended June 30, 2001, compared to $13.8 million for the twelve months ended June 30, 2000. The increase in operating expenses was primarily threefold. First, we incurred additional costs in connection with our acquisition of ABCO in February 2000. Second, we incurred additional engineering and project management costs to support the increase in the demand for our SCR Systems. Finally, during fiscal 2001, we recognized our obligations under the Company's profit sharing plan.

         Interest expense increased by $0.6 million due to the increased debt we incurred to finance our working capital needs and the financing required to acquire the ABCO operations. The effective borrowing rate under our credit facilities also contributed to the additional interest expense we incurred.

         As a result of the factors discussed above, we recorded net earnings for the fiscal year ended June 30, 2001, of $3.1 million, compared to net earnings of $0.9 million for the fiscal year ended June 30, 2000. Our effective tax rate was 37% in fiscal 2001 compared to 41.0% in fiscal 2000. For a further discussion of our federal income taxes, see Note J to our Notes to Consolidated Financial Statements.

         Our balance of accounts receivable for the twelve months ended June 30, 2001, increased by $16.7 million to $30.0 million, compared to $12.3 million for the twelve months ended June 30, 2000. Likewise, our balance of billings in excess of costs and earnings on uncompleted contracts for the twelve months ended June 30, 2001, increased by $9.2 million to $9.6 million, compared to $0.4 million for the twelve months ended June 30, 2000.

         These significant increases are not attributable to our customers not timely paying us, but rather are directly related to the nature of our business. Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event oriented rather than date oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of certain project milestones. For example, after we complete engineering drawings for a customized product or after ordering raw materials to produce that product. Once we bill our customer, our accounts receivable balance increases as does our balance of billings in excess of costs and earnings on uncompleted contracts. Consequently, we focus on the difference between our accounts receivable balance and our billings in excess of costs balance to determine our "net working capital impact" related to billings for a particular period. As of June 30, 2001, our net working capital impact was approximately $19.4 million, and as of June 30, 2000, that balance was approximately $12.0 million.

         A period to period analysis of our balance of accounts receivable must also take into account any changes in our backlog (uncompleted orders less revenue recognized under the percentage of completion method). The increase to our accounts receivable balance from June 30, 2000, to June 30, 2001, and the associated increase in our balance of billings in excess of costs, was directly related to the growth in demand for our products. The increase in demand caused our backlog to increase from approximately $29 million as of June 30, 2000, to $68 million as of June 30, 2001. Because we are engaged in the business of manufacturing custom systems, our balances of accounts receivables, billings in excess of costs and earnings, and costs and earnings in excess of billings change in direct correlation to the quantity and mix of our backlog, as well as the specific terms of each of our customer contracts.

         Cash provided by operating activities for the twelve months ended June 30, 2001, was $8.5 million, compared to cash used in operating activities of $4.7 million for the twelve months ended June 30, 2000. In fiscal 2000, we incurred substantial time and material expenses for one large custom order prior to billing the customer for those costs. As a result, our costs and earnings in excess of billings increased significantly. The increased demand for our systems and our ability to more effectively manage our large contracts in fiscal 2001 contributed to the improvement in our cash flow during fiscal 2001.

FISCAL 2000 COMPARED TO FISCAL 1999

         Our net sales increased approximately $18.0 million, or 44%, from $40.6 million for fiscal 1999 to $58.6 million for fiscal 2000. A 99% increase in our domestic revenues accounted for nearly all of the increase in net revenues. The increase in domestic revenues was attributable to the increased demand for our SCR Systems. Domestic revenues for our SCR Systems increased approximately $22.4 million, or 367%, from $6.1 million in fiscal 1999 to $28.5 million in fiscal 2000. Foreign revenues decreased approximately $4.4 million, or 25%, from $18.0 million in fiscal 1999 to $13.6 million in fiscal 2000.

         Our backlog of unfilled orders remained unchanged at $29.0 million as of June 30, 1999, and June 30, 2000.

         Our gross profit increased $1.4 million, or 10%, from $14.2 million in fiscal 1999 to $15.7 million in fiscal 2000. However, the gross profit margin decreased from 35.2% of net revenues in fiscal 1999 to 26.7% of net revenues in fiscal 2000. The lower gross profit margin is primarily due to cost overruns on a significant order and lower margins inherent with specialty components purchased and shipped direct to customers associated with environmental products.

         Operating expenses increased by $2.6 million, or 23%, from $11.3 million in fiscal 1999 to $13.9 million in fiscal 2000. This increase in operating expenses is primarily due to increased implementation costs for an ERP system, costs associated with integration of ABCO and the addition of personnel to support the higher sales volume. However, operating expenses, as a percent of sales, decreased from 27.8% in fiscal 1999 to 23.7% in fiscal 2000.

         Our effective tax rate was 41.0% in fiscal 2000 compared to 35.0% in fiscal 1999. For a further discussion of our federal income taxes, see Note J to our Notes to Consolidated Financial Statements.

         Cash used in operating activities for the twelve months ended June 30, 2000, was $4.7 million, compared to cash provided by operating activities of $0.9 million for the twelve months ended June 30, 1999. In fiscal 2000, we incurred substantial time and material expenses for one large custom order prior to billing the customer for those costs. As a result, our costs and earnings in excess of billings increased significantly to $9.9 million for the twelve months ended June 30, 2000, compared to $3.3 million for the twelve months ended June 30, 1999.

QUARTERLY FLUCTUATIONS

         Our financial position and results of operations are slightly affected by seasonal fluctuations in sales and operating profits. We have noticed an increase in demand for our SCR Systems during the third and fourth quarters of our fiscal year. The demand for these environmental control systems peaks during the spring and summer months and we expect that trend to continue in fiscal 2002.

         In addition, during the fourth quarter of fiscal 2000, the Company incurred significant cost overruns on a large contract and, as a result, recorded a loss during that quarter. Our quarterly sales can also be affected by the timing and amount of sales contributed by new contracts. Accordingly, the results of operations for interim periods are not necessarily indicative of results for the entire fiscal year.

The following tables set forth certain unaudited financial data for the quarters indicated:



                                           FISCAL 2001 QUARTER ENDED                           FISCAL 2000 QUARTER ENDED
                                -------------------------------------------------   ----------------------------------------------
                                SEPT. 30,     DEC. 31,     MARCH 31,    JUNE. 30,   SEPT. 30,     DEC. 31,    MARCH 31,    JUNE 30
                                  2000          2000         2001         2001         1999         1999        2000        2000
                                ---------     ---------    ---------    ---------   ---------    ---------    ---------   --------
                                                           (In thousands, except percentages and per share data)


Net sales ...................   $  11,059     $  16,383    $  18,229    $  32,488    $ 12,307    $  10,358    $ 13,764    $ 22,132
Gross profit ................       2,995         4,265        5,268       10,982       3,595        3,900       4,380       3,783
% of net sales ..............        27.1%         26.0%        28.9%        33.8%       29.2%        37.7%       31.8%       17.1%
Operating income (loss) .....   $    (539)    $     460    $   1,056    $   4,925    $    394    $     713    $    935    $   (266)
% of net sales ..............        (4.9)%         2.8%         5.8%        15.2%        3.2%         6.9%        6.8%       (1.2)%
Net income (loss) ...........   $    (532)    $     132    $     444    $   3,028    $    287    $     439    $    562    $   (357)
% of net sales ..............        (4.8)%         0.8%         2.4%         9.3%        2.3%         4.2%        4.1%       (1.6)%
Net income (loss)
   per share -- basic .......   $   (0.36)    $    0.09    $    0.30    $    2.05    $   0.20    $    0.30    $   0.38    $  (0.24)
Net income (loss) per share -
   assuming dilution ........   $   (0.36)    $    0.09    $    0.30    $    1.98    $   0.20    $    0.30    $   0.38    $  (0.24)


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we maintained two separate short-term lines of credit, each in the amount of $5.5 million. In addition, we had a $2.0 million installment note payable that was utilized to finance the ABCO acquisition in early 2000. As of June 30, 2001, we had no outstanding balance under the credit lines and $2.0 million outstanding under letters of credit, leaving us with $9.0 million of availability under the revolving credit lines. We had $1.6 million outstanding on the ABCO installment note, all of which was prepaid in full in July 2001.

         Effective August 31, 2001, we entered into a new $10 million revolving line of credit facility to replace our two $5.5 million credit facilities. The new credit facility expires in October 2003. The new credit line carries a floating interest rate based on the prime rate less 0.25% (6.00% at August 31, 2001) and is secured by substantially all of our assets. ABCO is a guarantor of our obligations under this credit facility. Our interest rate is subject to change based on our financial performance. As of August 31, 2001, we had no outstanding balance under the credit line, and $1.9 million outstanding under letters of credit, leaving us with $8.1 million of availability under the credit line. We pay an annual commitment fee of 0.25% of the unused balance under the credit line. The credit line contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, additional debt, and other customary covenants.

         We have historically been a net provider of cash from operations and have financed our working capital requirements and capital expenditures through the retention of earnings and the use of our short-term credit facilities. Cash provided by operating activities was $8.5 million for fiscal 2001 compared to cash used in operating activities of $4.7 million for fiscal 2000. The change was primarily the result of the increases in billings in excess of cost and earnings, accounts payable and accrued liabilities which were offset by the increased accounts receivable. Although historically the Company's capital expenditure requirements have not been significant, the Company may have to increase its level of capital expenditures in the future to expand the Company's manufacturing capacity if the demand for its SCR Systems continues to increase at the current rate.

         We believe we have adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity. Management directs additional resources to strategic new product development, market expansion and continuing improvement of existing products to enhance our position as a market leader and to promote planned internal growth and profitability. Although historically the Company has paid quarterly dividends, we announced in January 2001 that we would not pay a dividend for the quarter ending March 31, 2001, and thereafter in order to preserve working capital for future growth. Our Board of Directors has decided to continue the policy of preserving working capital for the quarter ending September 30, 2001. Consequently, no dividend will be paid for that quarter.

EFFECTS OF INFLATION

         We believe that the effects of inflation on our operations have not been material during the past three years.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

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

         These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; the Company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the Company's ability to adapt and expand its services in such an environment; the Company's ability to successfully refinance or extend its lines of credit or obtain alternative sources of financing; the Company's ability to effectively and efficiently manage its backlog, large contracts for its SCR Systems, inventory levels and processing of sales orders; the quality of the Company's plans and strategies; the Company's ability to execute such plans and strategies; the Company's ability to manage its SCR Systems business if a slowdown occurs in the construction or refurbishment of power plants; the Company's ability to adapt to changes in regulatory standards; and the size and value of product warranty claims submitted to the Company by customers.

         In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control, including, but not limited to, fluctuations in foreign exchange rates, political developments and foreign laws and regulations, such as forced divestiture of assets, restrictions on production, imports and exports, price controls, and environmental regulations, as well as the rate at which power plants are constructed or refurbished worldwide. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Risk. Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit and installment debt, for which the outstanding balance was $1.6 million as of June 30, 2001. A 1.0% change in the underlying prime rate would result in a $16,000 change in the annual amount of interest based on the impact of the hypothetical interest rates on our revolving line of credit outstanding as of June 30, 2001.

         Foreign Currency Exchange Risk. Our earnings may be affected by changes in foreign currency exchange rates or changes in economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements together with the report thereon of Grant Thornton LLP, independent auditors, are included in this report commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the heading "Director Information" and "Information Concerning Executive Officers" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the heading "Executive Compensation" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the heading "Stock Ownership" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the headings "Other Director and Executive Officer Information" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

           The following financial statements of the company are filed as a part of this report:


                                                                                                                Page
Report of Independent Certified Public Accountants..............................................................F-1
Consolidated Balance Sheets as of June 30, 2001 and 2000........................................................F-2
Consolidated Statements of Operations -- For the Fiscal Years Ended
  June 30, 2001, 2000 and 1999..................................................................................F-4
Consolidated Statements of Stockholders' Equity -- For the Fiscal Years Ended
  June 30, 2001, 2000 and 1999..................................................................................F-5
Consolidated Statements of Cash Flows -- For the Fiscal Years Ended
  June 30, 2001, 2000 and 1999..................................................................................F-6
Notes to Consolidated Financial Statements......................................................................F-8

         All financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORTS ON FORM 8-K

         None.

                                    EXHIBITS

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

         4(a)     Rights Agreement between Peerless Mfg. Co. and ChaseMellon
                  Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as Exhibit 1 to our Registration
                  Statement on Form 8-A (File No. 0-05214) and incorporated herein by reference).

         4(b)     First Amendment to Rights Agreement between Peerless Mfg. Co.
                  and ChaseMellon Shareholder Services, L.L.C. (Filed as Exhibit
                  2 to our Registration Statement on Form 8-A dated August 30,
                  2001 and incorporated herein by reference).

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

         10(d)    Employment Agreement and Agreement, each dated as of April 29,
                  1994, by and between Peerless Mfg. Co. and Sherrill Stone
                  (filed as Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

         10(e)    Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan
                  (filed as Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999
                  (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999 and incorporated herein by reference).

         10(f) Asset Purchase Agreement dated February 25, 2000, by and between PMC Acquisition, Inc. and ABCO Industries, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated
                  February 25, 2000 and incorporated herein by reference).


         10(g)    Employment Agreement and Agreement, each dated as of May 16,
                  2000, by and between Peerless Mfg. Co. and Roy C. Cuny (filed as Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

         10(h)    Loan Agreement, Revolving Note, Security Agreement and Deed of
                  Trust dated as of August 31, 2001, by and between Peerless
                  Mfg. Co. and Bank of America*

         21       Subsidiaries of Peerless Mfg. Co.*

         22       Consent of Grant Thornton LLP*


--------------------------------------------------------------------------------
*  Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEERLESS MFG. CO.

                                          By: /s/ Sherrill Stone
                                          --------------------------------------
                                          Sherrill Stone, Chairman of the Board,
Date: September 28, 2001                  President, and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2001.


/s/ Sherrill Stone                                 Chairman of the Board, President, and
------------------------------                     Chief Executive Officer
Sherrill Stone


/s/ Robert J. Boutin                               Principal Accounting and
------------------------------                     Financial Officer
Robert J. Boutin


/s/ Donald A. Sillers                              Director
------------------------------
Donald A. Sillers, Jr.


/s/ J. V. Mariner, Jr.                             Director
------------------------------
J. V. Mariner, Jr. Director


/s/ Bernard S. Lee                                 Director
------------------------------
Bernard S. Lee


/s/ D. D. Battershell                              Director
------------------------------
D. D. Battershell

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Peerless Mfg. Co.


We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ GRANT THORNTON LLP

Dallas, Texas
August 16, 2001, except for Note F
as to which the date is September 28, 2001

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS

                                                                           JUNE 30,
                                                                     2001           2000
                                                                 ------------    ------------
Current assets:
  Cash and cash equivalents                                      $      2,577    $        561
  Short-term investments                                                  300             273
  Accounts receivable-principally trade, net of allowance for uncollectible accounts of $297 and $778 in 2001 and
      2000, respectively                                               28,987          12,319
     Inventories                                                        2,084           3,288
     Costs and earnings in excess of billings
          on uncompleted contracts                                      6,328           9,912
     Deferred income taxes                                                704             471
     Other                                                                751             704
                                                                 ------------    ------------
                Total current assets                                   41,731          27,528


Property, plant and equipment - at cost,
      less accumulated depreciation                                     3,365           3,510
Other assets                                                            1,060           1,083
                                                                 ------------    ------------
                Total assets                                     $     46,156    $     32,121
                                                                 ============    ============

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             JUNE 30,
                                                                        2001             2000
                                                                    ------------     ------------
Current liabilities:
     Accounts payable - trade                                       $     10,172     $      6,471
     Lines of credit                                                          --            5,800
     Current maturities of long-term debt                                    400              421
     Billings in excess of costs and earnings
         on uncompleted contracts                                          9,618              364
     Commissions payable                                                   1,443              985
     Income taxes payable                                                  1,754               --
Accrued expenses
     Compensation                                                          1,816              746
     Other                                                                 1,913              803
                                                                    ------------     ------------
                       Total current liabilities                          27,116           15,590

Long-term debt, net of current maturities                                  1,200            1,406

Deferred income taxes                                                        147              376

Stockholders' equity:
     Common stock - authorized, 10,000,000
          shares of $1 par value; issued and
          outstanding, 1,477,492 and 1,467,992
          shares in 2001 and 2000, respectively                            1,477            1,468
     Additional paid-in capital                                            2,804            2,692
     Unamortized value of restricted stock grants                            (35)             (71)
     Accumulated other comprehensive loss                                    (66)            (149)
     Retained earnings                                                    13,513           10,809
                                                                    ------------     ------------
                      Total stockholders' equity                          17,693           14,749
                                                                    ------------     ------------
                      Total liabilities and stockholders' equity    $     46,156     $     32,121
                                                                    ============     ============


          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)


                                                                   YEAR ENDED JUNE 30,
                                                           2001             2000             1999
                                                       ------------     ------------     ------------
Net sales                                              $     78,159     $     58,561     $     40,568
Cost of goods sold                                           54,649           42,903           26,296
                                                       ------------     ------------     ------------


                       Gross profit                          23,510           15,658           14,272

Operating expenses:
     Marketing and engineering                               11,711           10,036            8,631
     General and administrative                               5,897            3,846            2,662
                                                       ------------     ------------     ------------
                                                             17,608           13,882           11,293
                                                       ------------     ------------     ------------
                       Operating profit                       5,902            1,776            2,979
                                                       ------------     ------------     ------------

Other income (expense)
     Interest income                                            101               38               59
     Interest expense                                          (808)            (180)             (24)
     Foreign exchange losses                                   (155)              (7)            (119)
     Other, net                                                (165)             (49)             (49)
                                                       ------------     ------------     ------------
                                                              (1027)            (198)            (133)
                                                       ------------     ------------     ------------
                       Earnings before income taxes           4,875            1,578            2,846

Income tax expense (benefit)
     Current                                                  2,265              725              618
     Deferred                                                  (462)             (78)             378
                                                       ------------     ------------     ------------
                                                              1,803              647              996
                                                       ------------     ------------     ------------
                       Net earnings                    $      3,072     $        931     $      1,850
                                                       ============     ============     ============

Earnings per common share - basic                      $       2.09     $       0.64     $       1.27
                                                       ============     ============     ============

Earnings per common share - diluted                    $       2.05     $       0.63     $       1.27
                                                       ============     ============     ============


           See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                          ACCUMULATED
                                             $1 PAR                  UNAMORTIZED VALUE      OTHER                         TOTAL
                                             COMMON       PAID-IN      OF RESTRICTED     COMPREHENSIVE    RETAINED     STOCKHOLDER
                                             STOCK        CAPITAL      STOCK GRANTS       INCOME (LOSS)   EARNINGS        EQUITY
                                           -----------   ----------  -----------------   --------------  -----------   -----------

Balances at June 30, 1998                  $     1,457   $    2,584      $       (51)    $      (80)     $     9,486   $    13,396

Net earnings                                        --           --               --             --            1,850         1,850
Foreign currency translation adjustment             --           --               --            (24)              --           (24)
                                                                                                                       -----------
       Total comprehensive income                                                                                            1,826

Dividends ($.50 per share)                          --           --               --             --             (728)         (728)
Forfeiture of restricted stock grants               (5)         (44)              29             --               --           (20)
Amortization of restricted stock grants                                           18             --               --            18
                                           -----------   ----------      -----------     ----------      -----------   -----------
Balances at June 30, 1999                        1,452        2,540               (4)          (104)          10,608        14,492

Net earnings                                        --           --               --             --              931           931
Foreign currency translation adjustment             --           --               --            (45)              --           (45)
                                                                                                                       -----------
       Total comprehensive income                                                                                              886

Dividends ($.50 per share)                          --           --               --             --             (730)         (730)
Stock options exercised                              9           75               --             --               --            84
Issuance of restricted stock grants                  7           74              (81)            --               --            --
Amortization of restricted stock grants             --           --               14             --               --            14
Income tax benefit related to restricted
  stock plan                                        --            3               --             --               --             3
                                           -----------  -----------      -----------    -----------      -----------   -----------
Balances at June 30, 2000                        1,468        2,692              (71)          (149)          10,809        14,749

Net earnings                                        --           --               --             --            3,072         3,072
Foreign currency translation adjustment             --           --               --             83               --            83
                                                                                                                       -----------
       Total comprehensive income                   --           --               --             --               --         3,155

Dividends ($.25 per share)                          --           --               --             --             (368)         (368)
Forfeiture of restricted stock grants               (1)          (9)              --             --               --           (10)
Stock options exercised                             10          111               --             --               --           121
Amortization of restricted stock grants             --           --               36             --               --            36
Income tax benefit related to restricted
  stock plan                                        --           10               --             --               --            10
                                           -----------  -----------      -----------    -----------      -----------   -----------
Balances at June 30, 2001                  $     1,477  $     2,804      $       (35)   $       (66)     $    13,513   $    17,693
                                           ===========  ===========      ===========    ===========      ===========   ===========


           See accompanying notes to consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         YEAR ENDED JUNE 30,
                                                      2001       2000       1999
                                                    --------    -------    -------
Cash flows from operating activities:
     Net earnings                                   $  3,072    $   931    $ 1,850
     Adjustments to reconcile net earnings
       to net cash provided by (used in)
       operating activities:
           Depreciation and amortization                 566        490        413
           Deferred income taxes                        (462)       (78)       378
           Foreign exchange loss                         155          7        119
           Other                                         127         (1)       (34)
     Changes in operating assets and liabilities
             Accounts receivable                     (16,823)      (124)     1,950
             Inventories                               1,236        443     (1,302)
             Cost and earnings in excess of
                billings on uncompleted contracts      3,392     (6,644)    (1,429)
             Other current assets                        (47)        74       (612)
             Other assets                                (45)      (223)      (186)
             Accounts payable                          3,703        845         59
             Billings in excess of costs and
                earnings on uncompleted contracts      9,254       (209)       523
             Commissions payable                         458       (220)        (1)
             Accrued expenses                          3,917          8       (789)
                                                    --------    -------    -------
                                                       5,431     (5,632)      (911)
                                                    --------    -------    -------
Net cash provided by (used in)
    operating activities                               8,503     (4,701)       939

Cash flow from investing activities
     Net purchases of short-term investments             (27)        --         (5)
     Purchase of property and equipment                 (316)    (1,879)      (203)
                                                    --------    -------    -------
Net cash used in investing activities                   (343)    (1,879)      (208)

Cash flows from financing activities
     Sale of common stock                           $    121    $    84    $    --
     Net changes in lines of credit                   (5,800)     5,800       (200)
     Advances on long-term borrowings                     --      2,827         --
     Payments on long-term borrowings                   (227)    (1,000)        --
     Dividends paid                                     (368)      (729)      (727)
                                                    --------    -------    -------

Net cash provided by (used in)
     financing activities                           $ (6,274)   $ 6,982    $  (927)

Effect of exchange rate changes on
     cash and cash equivalents                           130        (52)       (21)
                                                    --------    -------     -------
Net increase (decrease) in cash and cash
     equivalents                                       2,016        350       (217)

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                                 (In thousands)



                                                        YEAR ENDED JUNE 30,
                                               2001             2000             1999
                                            ------------     ------------     ------------

Cash and cash equivalents at                $        561     $        211     $        428
     beginning of year

Cash and cash equivalents at
     end of year                            $      2,577     $        561     $        211
                                            ============     ============     ============

Supplemental information on cash flows:

Interest paid                               $        744     $        150     $         21
Income taxes paid                           $        105     $        781     $        901






          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Peerless Mfg. Co. designs, engineers, and manufactures specialized products for the removal of contaminants from gases and liquids and for air pollution abatement. The Company's products are manufactured principally at plants located in Texas and are sold worldwide with the principal markets located in the United States and Europe. Primary customers are equipment manufacturers, engineering contractors and operators of power plants.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Consolidation

The Company consolidates the accounts of its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company uses a combination of the percentage-of-completion method and the completed contract method of accounting for revenue recognition. As the Company continues to market its SCR Systems, the order size and delivery cycles have increased from the Company's traditional product line, thereby leading to the increased use of the percentage-of-completion method of revenue recognition. The method is applied on an order-by-order basis with stage of completion determined by the relevant characteristics of each order.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

All orders with revenue over a specified amount are accounted for using the percentage-of-completion method, which incorporates the increased SCR business. These orders have estimates that are reasonably dependable, and the contracts meet the guidelines outlined in SOP 81-1.

The percentage-of-completion is estimated on factors appropriate to the specific order. Revenue and cost are recognized in the Statements of Operations based on the resulting percentage of total anticipated revenue and cost.

The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. All orders with revenue under a specified amount are assumed to be short-term and are accounted for under the completed contract method.

Stock Based Compensation

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

Financial Instruments

The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short-term nature of these items. The carrying amount of debt approximates fair value because all debt has interest rates tied to market.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

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

NOTE B - BUSINESS COMBINATION

On February 25, 2000, the Company purchased substantially all of the assets of ABCO Industries, Inc. (ABCO) for approximately $1,700,000. No goodwill resulted from the acquisition. ABCO is in the business of designing and manufacturing industrial boilers. Following is unaudited pro forma data assuming that the acquisition of ABCO had occurred on July 1, 1998:


                                                              YEAR ENDED JUNE 30,
                                                         ------------------------------
                                                            2000              1999
                                                         ------------      ------------
Sales                                                    $     69,316      $     55,569
Net earnings (loss) before extraordinary credit                   (13)             (327)
Net earnings (loss)                                             2,109              (327)
Per share - basic
     Net earnings (loss) before extraordinary credit             (.01)            (0.22)
     Net earnings (loss)                                         1.44             (0.22)
Per share - diluted
     Net earnings (loss) before extraordinary credit             (.01)            (0.22)
     Net earnings (loss)                                         1.43             (0.22)

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE C - CONCENTRATIONS OF CREDIT RISK

We continue to closely monitor the creditworthiness of our customers and have not experienced significant credit losses to date. A significant portion of our sales are to customers who place large orders for custom systems and customers whose activities are related to the electrical generation and oil and gas industries, including some who are located in other countries. We generally either require progress payments, but may extend credit to some of these customers. Our exposure to credit risk is also affected to some degree by conditions within the electrical generation and oil and gas industries. When sales are made to smaller international enterprises, we generally require progress payments or an appropriate guarantee of payment, such as a letter of credit from a banking institution.

For the year ended June 30, 2001, sales to one customer accounted for approximately 17% of revenues. For the year ended June 30, 2000, sales to one customer accounted for approximately 19% of revenues. For the year ended June 30, 1999, no single customer accounted for more than 10% of revenues.

NOTE D - INVENTORIES

         Principal components of inventories are as follows:



                                JUNE 30,
                     -----------------------------
                         2001             2000
                     ------------     ------------
Raw materials        $      1,151     $      1,252
Work in progress              583            1,669
Finished goods                350              367
                     ------------     ------------
                     $      2,084     $      3,288
                     ============     ============


NOTE E - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:



                                                 JUNE 30,
                                      ------------------------------
                                          2001              2000
                                      ------------      ------------
Buildings                             $      3,791      $      3,789
Equipment                                    3,300             3,204
Furniture and fixtures                       2,404             2,202
                                      ------------      ------------
                                             9,495             9,195
    Less accumulated depreciation           (7,035)           (6,521)
                                      ------------      ------------
                                             2,460             2,674
Land                                           905               836
                                      ------------      ------------
                                      $      3,365      $      3,510
                                      ============      ============

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE F - LINES OF CREDIT

As of June 30, 2001, we maintained two separate short-term lines of credit, each in the amount of $5.5 million. As of June 30, 2001, we had no outstanding balance under the credit lines and $2.0 million outstanding under letters of credit, leaving us with $9.0 million of availability under the revolving credit lines.

Effective August 31, 2001, we entered into a new $10 million revolving line of credit facility to replace our two $5.5 million credit facilities. The new credit facility expires in October 2003. The new credit line carries a floating interest rate based on the prime rate less 0.25% (6.00% at August 31, 2001) and is secured by substantially all of our assets. ABCO is a guarantor of our obligations under this credit facility. Our interest rate is subject to change based on our financial performance. As of August 31, 2001, we had no outstanding balance under the credit line, and $1.9 million outstanding under letters of credit, leaving us with $8.1 million of availability under the credit line. We pay an annual commitment fee of 0.25% of the unused balance under the credit line. The credit line contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, additional debt, and other customary covenants.

NOTE G - LONG-TERM DEBT

As of June 30, 2001, we had a $2.0 million installment note payable that was utilized to finance the ABCO acquisition in early 2000. We had $1.6 million outstanding on the ABCO installment note, all of which was prepaid in full in July 2001.

                                                                             2001              2000
                                                                         ------------      ------------
Note payable, due June 30, 2005, principal due in 19 quarterly installments of $100,000 beginning June 30, 2000 interest at the bank's prime rate plus 2.5%
    (9.25% at June 30, 2001)                                             $      1,600      $      1,827
      Less current maturities                                                    (400)             (421)
                                                                         ------------      ------------
                                                                         $      1,200      $      1,406
                                                                         ============      ============

The aggregate annual maturities of long-term debt at June 30, 2001 are as follows:


        Year ended
          June 30,
        ----------
           2002                    400
           2003                    400
           2004                    400
           2005                    400
                              --------
                              $  1,600

NOTE H - STOCKHOLDERS' EQUITY

The Company had a 1985 restricted stock plan (the 1985 Plan), which expired in December 2000, under which 75,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan generally vest ratably over a three to five-year period. The Company awarded 6,500 shares (fair value at date of grant of $80) in fiscal 2000. Compensation expense for stock grants is charged to earnings over the restriction period and amounted to $36, $14, and $17 in fiscal 2001, 2000, and 1999, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.

In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 120,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

At June 30, 2001, 5,450 shares of common stock were available for issuance under the 1995 Plan.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123. It applies Accounting Principals Board 25 and related interpretations in accounting for stock options issued and, therefore, does not recognize compensation expense for stock options granted at or greater than market value. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS 123, the effect on net earnings and earnings per share would have been as follows:


                                           YEAR ENDED JUNE 30,
                                  2001            2000            1999
                               -----------     -----------     -----------
Net earnings - as reported     $     3,072     $       931     $     1,850
Net earnings - pro forma             3,066             836           1,813

Basic earnings per share
As reported                           2.09            0.64            1.27
Pro forma                             2.04            0.57            1.25

Diluted earnings per share
As reported                           2.05            0.63            1.27
Pro forma                             2.00            0.57            1.24

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 62% to 74% for fiscal 2001, 41% to 44% for fiscal 2000 and 43% for fiscal 1999; risk-free interest rates ranging from 4.9% to 6.8%; dividend yield of 0%, 4.2%, and 3.7% in fiscal 2001, 2000 and 1999, respectively; and expected lives of five to seven years.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)



NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

Additional information with respect to options outstanding under the plan is as follows:

                                          Number of          Weighted
                                           shares            average
                                         underlying          exercise
         Stock options                     options            price
         -------------                   ------------      -----------
Outstanding at June 30, 1998                   53,000            10.11
Granted                                         7,000            13.64
                                         ------------
Outstanding at June 30, 1999                   60,000            10.52
Granted                                        42,800            12.00
Exercised                                      (9,000)            9.33
Canceled                                      (14,000)           12.12
                                         ------------
Outstanding at June 30, 2000                   79,800            11.17
Granted                                        30,500            12.69
Exercised                                     (10,500)           11.60
Canceled                                       (8,500)           11.77
                                         ------------
Outstanding at June 30, 2001                   91,300            11.57
                                         ============      ===========

Options exercisable at June 30, 1999           31,000            10.15
                                         ============      ===========

Options exercisable at June 30, 2000           63,175            11.14
                                         ============      ===========

Options exercisable at June 30, 2001           67,675            11.30
                                         ============      ===========

Weighted average fair value per share of options granted:

         Year ended June 30, 1999           $4.72
         Year ended June 30, 2000           $3.94
         Year ended June 30, 2001           $7.97

The following table summarizes information about stock options at June 30, 2001:

                                         Outstanding
                           --------------------------------------------
                                               Options exercisable
   Range of                   Number        weighted average remaining           Weighted average
Exercise Prices            outstanding      contractual life (in years)           exercise price
------------------         -----------      ---------------------------       ----------------------
$9.25                         16,000                    4.6                         $  9.25
$10.625-$11.875               16,500                    6.8                           10.85
$12.00-$13.375                58,800                    8.7                           12.41
                              ------
                              91,300
                              ======

                                         Exercisable
                           --------------------------------------------
                                               Options exercisable
  Range of                   Number         weighted average remaining           Weighted average
Exercise Prices            exercisable      contractual life (in years)           exercise price
---------------            -----------      ---------------------------       ----------------------
$9.25                         16,000                    4.6                         $  9.25
$10.625-$11.875               13,375                    6.8                           10.91
$12.00-$13.375                38,300                    8.3                           12.29
                              ------
                              67,675
                              ======

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

The Rights will become exercisable only in the event that any person or group of affiliated persons acquires, or obtains the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The rights are redeemable under certain circumstances at $.01 each and expire in May 2007. The Rights Agreement was amended on August 23, 2001, to increase the price of the Rights to $200.00.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 2001, 2000 and 1999 was approximately $191, $151 and $157, respectively.

NOTE J - INCOME TAXES

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                 JUNE 30,
                                           2001              2000
                                       ------------      ------------
Deferred tax assets
     Restricted stock grants           $         10      $         7
     Inventories                                 28              126
     Net operating
         loss carryforwards                     118              115
     Accrued expenses                           450              230
     Accounts receivable                         87               92
Other                                            11               26
                                       ------------      -----------
                                                704              596
Deferred tax liabilities
     Property, plant and equipment             (144)            (122)
Uncompleted contracts                           (--)            (375)
Other                                            (3)              (4)
                                       ------------      -----------
                                               (147)            (501)
                                       ------------      -----------
          Net deferred tax asset       $        557      $        95
                                       ============      ===========


Deferred tax assets and liabilities included in the balance sheet are as follows:

                                                   JUNE 30,
                                            2001              2000
                                        ------------      ------------
Current deferred tax asset              $       704       $       471
Noncurrent deferred tax liability              (147)             (376)
                                        -----------       -----------
                                        $       557       $        95
                                        ===========       ===========

The provision for income taxes consisted of the following:

                                YEAR ENDED JUNE 30,
                      2001             2000               1999
                  ------------      ------------      ------------
Federal
     Current      $      1,962      $        599      $        553
     Deferred             (536)             (194)              487
State                      303               126                65
Foreign-deferred            74               116              (109)
                  ------------      ------------      ------------
                  $      1,803      $        647      $        996
                  ============      ============      ============

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - INCOME TAXES - CONTINUED

The effective income tax rate varies from the statutory rate due to the following:


                                                         As a percentage
                                                        of pretax earnings
                                              --------------------------------------
                                                2001           2000           1999
                                              --------       --------       --------
Income tax expense at statutory rate              34.0%          34.0%          34.0%
Increase (decrease) in income taxes
  resulting from
     State tax, net of federal benefits            3.0            3.8            1.5
     Foreign sales corporation exclusions         (0.6)          (2.5)          (2.9)
     Adjustment to prior year taxes                 --            5.4             --
     Effect of lower foreign tax rate             (1.0)          (1.4)            --
     Other                                         1.6            1.7            2.4
                                              --------       --------       --------
Income tax expense at effective rate              37.0%          41.0%          35.0%
                                              ========       ========       ========



NOTE K - EARNINGS PER SHARE

Summarized basic and diluted earnings per common share for each of the three years ended June 30, 2001 is as follows:


                                  2001                                     2000                                 1999
                     -------------------------------    ---------------------------------------------    -------------------
                                              Per                                 Per                                 Per
                       Net                   Share        Net                    Share         Net                   Share
                     Earnings    Shares      Amount     Earnings     Shares      Amount      Earnings    Shares      Amount
                     -------     -------     -------    --------     -------     -------     --------    -------     -------
Basic earnings
  per share          $ 3,072       1,473     $  2.09     $   931       1,459     $  0.64     $ 1,850       1,455     $  1.27
    Effect of
    dilutive
    options               --          28       (0.04)         --          11       (0.01)         --           5          --
                     -------     -------     -------     -------     -------     -------     -------     -------     -------
Diluted earnings
  per share          $ 3,072       1,501     $  2.05     $   931       1,470     $  0.63     $ 1,850       1,460     $  1.27
                     =======     =======     =======     =======     =======     =======     =======     =======     =======


For fiscal 2001, 2000, and 1999, stock options covering 0, 11,500, and 2,500 shares, respectively were excluded in the computations of diluted earnings per share because their effect was antidilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: SCR Systems and gas/liquid filtration. The SCR Systems segment produces selective catalytic reduction systems ("SCR") used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these systems with other components as totally integrated systems. Many of the Company's components are packaged on skids complete with instruments, controls and related valves and piping. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products.

Segment profit and loss is based on revenue less direct costs of the segment before allocation of general, administrative, research and development costs. There were no sales or transfers between segments. Segment information and a reconciliation to operating profit for the years ended June 30, 2001, 2000, and 1999 are presented below. Note that the Company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.



                                                                           Unallocated
                                                      Gas/Liquid            Corporate
                                    SCR               Filtration            Overhead       Consolidated
                                ------------         ------------         ------------     ------------

2001
Revenues from customers         $     53,329         $     24,830        $         --      $     78,159
Segment profit (loss)                 14,967                  730              (9,795)            5,902

2000
Revenues from customers         $     28,533         $     30,028        $         --      $     58,561
Segment profit (loss)                  3,793                2,634              (4,651)            1,776

1999
Revenues from customers         $      6,132         $     34,436        $         --      $     40,568
Segment profit (loss)                    849                5,580              (3,450)            2,979

The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company's operations in different geographic areas as of and for the years ended June 30, 2001, 2000 and 1999 is as follows:

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION - CONTINUED



                                      United
                                      States            Europe          Eliminations       Consolidated
                                   -------------     -------------      -------------     -------------
2001
Net sales to unaffiliated
    customers                      $      72,791     $       5,368      $          --     $      78,159
Transfers between
    geographic areas                         492                                 (492)
                                   -------------     -------------      -------------     -------------
Total                              $      73,283     $       5,368      $        (492)    $      78,159
                                   =============     =============      =============     =============
Identifiable long-lived assets     $       3,800     $          31      $          --     $       3,831
                                   =============     =============      =============     =============

2000
Net sales to unaffiliated
    customers                      $      51,917     $       6,644      $          --     $      58,561
Transfers between
    geographic areas                       1,750                --             (1,750)               --
                                   -------------     -------------      -------------     -------------
Total                              $      53,667     $       6,644      $      (1,750)    $      58,561
                                   =============     =============      =============     =============
Identifiable long-lived assets     $       4,245     $          17      $          --     $       4,262
                                   =============     =============      =============     =============

1999
Net sales to unaffiliated
    customers                      $      34,707     $       5,861      $          --     $      40,568
Transfers between
    geographic areas                         726                --               (726)               --
                                   -------------     -------------      -------------     -------------

Total                              $      35,433     $       5,861      $        (726)    $      40,568
                                   =============     =============      =============     =============
Identifiable long-lived assets     $       2,836     $          77      $          --     $       2,913
                                   =============     =============      =============     =============


Transfers between the geographic areas primarily represent intercompany export sales and are accounted for based on established sales prices between the related companies.

Identifiable long-lived assets of geographic areas are those assets related to the Company's operations in each area.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                    JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                           ADDITIONS
                                                      BALANCE AT    --------------------------
                                                     BEGINNING OF   CHARGED TO     CHARGED TO                   BALANCE AT
DESCRIPTION                                             PERIOD       EXPENSES    OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
-----------                                          ------------   ----------   --------------   ----------   -------------
2001
Allowance for uncollectible accounts...............      $778          $ 54           $ --           $535          $297
2001
Allowance for uncollectible accounts...............      $685          $163           $ --           $ 70          $778
1999
Allowance for uncollectible accounts...............      $806          $184           $ --           $305          $685

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------
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

         4(a)     Rights Agreement between Peerless Mfg. Co. and ChaseMellon
                  Shareholder Services, L.L.C., adopted by the Board of Directors May 21, 1997 (filed as Exhibit 1 to our Registration
                  Statement on Form 8-A (File No. 0-05214) and incorporated herein by reference).

         4(b)     First Amendment to Rights Agreement between Peerless Mfg. Co.
                  and ChaseMellon Shareholder Services, L.L.C. (Filed as Exhibit
                  2 to our Registration Statement on Form 8-A dated August 30,
                  2001, and incorporated herein by reference).

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

         10(d)    Employment Agreement and Agreement, each dated as of April 29,
                  1994, by and between Peerless Mfg. Co. and Sherrill Stone
                  (filed as Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

         10(e)    Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan
                  (filed as Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999
                  (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999 and incorporated herein by reference).

         10(f) Asset Purchase Agreement dated February 25, 2000, by and between PMC Acquisition, Inc. and ABCO Industries, Inc. (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated February 25, 2000 and incorporated herein by reference).

         10(g)    Employment Agreement and Agreement, each dated as of May 16,
                  2000, by and between Peerless Mfg. Co. and Roy C. Cuny (filed as Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

         10(h)    Loan Agreement, Revolving Note, Security Agreement and Deed of
                  Trust dated as of August 31, 2001, by and between Peerless
                  Mfg. Co. and Bank of America*

         21       Subsidiaries of Peerless Mfg. Co.*

         23       Consent of Grant Thornton LLP*


--------------------------------------------------------------------------------
    *  Filed herewith