Form 10-Q
period 2001-09-30
PEERLESS MANUFACTURING CO
filed 2001-11-14
CIK 76954

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------


                                    FORM 10-Q

      (Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
---------         FROM ___________________ TO ____________________.


                          Commission File Number 0-5214

                                PEERLESS MFG. CO.
             (Exact Name of Registrant as Specified in Its Charter)

                           TEXAS                                                   75-0724417
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

         2819 WALNUT HILL LANE, DALLAS, TEXAS                                      75229
         ------------------------------------                                   ----------
          (Address of principal executive offices)                              (Zip code)


                                 (214) 357-6181
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         As of November 12, 2001, there were 2,977,484 shares of the Registrant's common stock outstanding.

------------------------------------------------------------------------------

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I:  FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 30, 2001
         and June 30, 2001.......................................................................      1

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2001 and 2000..........................................      2

         Condensed Consolidated Statements of Cash Flows for
         the three months ended September 30, 2001 and 2000......................................      3

         Notes to the Condensed Consolidated Financial Statements................................      4

         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ...................................................      8

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................     10


PART II:.OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.............................................     12

SIGNATURES.......................................................................................     13

PART  I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       September 30,           June 30,
                                                                           2001                  2001
                                                                       -------------          ---------
                                                                       (UNAUDITED)

                           ASSETS
Current assets:
     Cash and cash equivalents                                            $    227           $  2,577
     Short term investments                                                    302                300
     Accounts receivable-principally trade-net                              31,966             28,987
     Inventories                                                             2,250              2,084
     Costs and earnings in excess of billings                                5,649              6,328
     Deferred income taxes                                                     704                704
     Other                                                                   1,191                751
                                                                         ---------          ----------
       Total current assets                                                 42,289             41,731

     Property, plant and equipment-net                                       3,751              3,365
     Other assets                                                            1,041              1,060
                                                                         ---------          ---------
                                                                           $47,081            $46,156
                                                                         =========          =========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable-trade                                                 12,643             10,172
     Billings in excess of costs and earnings                                9,444              9,618
     Current maturities of long-term debt                                       -                 400
     Commissions payable                                                     1,511              1,443
     Income taxes payable                                                      657              1,754
     Accrued liabilities and other                                           4,135              3,729
                                                                         ---------           --------
       Total current liabilities                                            28,390             27,116

     Long-term debt, net of current maturities                                  -               1,200
     Deferred income taxes                                                     147                147

Shareholders' equity:
     Common stock                                                            2,978              2,954
     Additional paid-in capital                                              1,433              1,327
     Unamortized value of restricted stock grants                              (27)               (35)
     Cumulative foreign currency
        translation adjustment                                                (121)               (66)
     Retained earnings                                                      14,281             13,513
                                                                         ---------           --------
        Total shareholders' equity                                          18,544             17,693
                                                                         ---------           --------
                                                                           $47,081            $46,156
                                                                         =========           ========

     See accompanying notes to condensed consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                   September 30,
                                                                              -----------------------
                                                                               2001            2000
                                                                              -------       ---------
Revenues                                                                       $23,709        $11,059
Cost of goods sold                                                              16,743          7,982
                                                                              --------      ---------
     Gross profit                                                                6,966          3,077

Operating expenses                                                               5,743          3,616
                                                                              --------      ---------
     Operating income (loss)                                                     1,223           (539)

Other income (expense)
     Interest expense, net                                                          --           (184)
     Foreign exchange gains (losses)                                                68            (90)
     Other, net                                                                    (72)           (31)
                                                                              --------      ---------
                                                                                    (4)          (305)
                                                                              --------      ---------

Earnings (loss) before income tax                                                1,219           (844)

Income tax expense (benefit)                                                       451           (312)
                                                                              --------      ---------
Net earnings (loss)                                                                768           (532)
                                                                              ========      =========

Basic earnings (loss) per share                                              $    0.26      $   (0.18)
                                                                             =========      =========

Diluted earnings (loss) per share                                            $    0.25      $   (0.18)
                                                                             =========      ==========



      See accompanying notes to condensed consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Three months ended
                                                                                September 30,
                                                                         -------------------------
                                                                           2001             2000
                                                                         -------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                 $   768          $   (532)
     Adjustments to reconcile net earnings to cash
     provided by (used in) operating activities:
         Depreciation and amortization                                       143               126
     Changes in assets and liabilities:
              Accounts receivable                                         (2,959)           (7,289)
              Inventories                                                   (168)           (1,350)
              Cost and earnings in excess of billings                        679             5,538
              Other current assets                                          (481)             (730)
              Other assets                                                    24                76
              Accounts payable                                             2,385             3,149
              Billings in excess of costs and earnings                      (174)            1,437
              Commissions payable                                             68                15
              Accrued liabilities                                           (669)              (87)
                                                                       ---------          --------
                                                                          (1,152)               85
                                                                       ---------          --------
     Net cash provided by (used in) operating activities                    (384)              353

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of short-term investments                              (2)               --
         Net purchases of property and equipment                            (529)               (5)
                                                                       ---------          --------
         Net cash used in investing activities                              (531)               (5)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in borrowings                                         (1,600)              886
         Proceeds from issuance of common stock                              137                40
         Dividends paid                                                       -               (184)
                                                                       ---------          --------

     Net cash provided by (used in) financing activities                  (1,463)              742

     Effect of exchange rate changes on cash and cash equivalents             28                62
                                                                       ---------          --------

     Net increase (decrease) in cash and cash equivalents                 (2,350)            1,152

     Cash and cash equivalents at beginning of period                      2,577               561
                                                                       ---------          --------
     Cash and cash equivalents at end period                           $     227          $  1,713
                                                                       =========          ========

     See accompanying notes to condensed consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION.

         These unaudited condensed consolidated financial statements of Peerless Mfg. Co. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the company's annual report on Form 10-K for the fiscal year ended June 30, 2001. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2002. Certain fiscal year 2001 items have been reclassified to conform with the fiscal year 2002 presentation.

2.       EARNINGS (LOSS) PER SHARE.

         Basic earnings (loss) per share have been computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock.

         The following table presents the calculation of earnings (loss) per share for the periods indicated. All share and per share data reflect the two-for-one split of the Company's common stock on October 18, 2001.


                                                                  Three Months Ended
                                                                     September 30,
                                                              ------------------------
                                                                 2001             2000
                                                                 ----             ----
         Net earnings (loss)                                  $   768         $   (532)
                                                              -------         --------

         Basic weighted average common
         shares outstanding                                     2,968            2,942

         Effect of dilutive options                               121              --
                                                              -------         --------
         Diluted weighted average common
         shares outstanding                                     3,089            2,942

         Net income (loss) per share - basic                  $  0.26         $ (0.18)

         Net income (loss) per share - diluted                $  0.25         $ (0.18)

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The company excluded 0 and 76 outstanding stock options from its calculation of diluted earnings (loss) per share for the three months ended September 30, 2001 and 2000, respectively, because their effect was anti-dilutive.

3.       COMPREHENSIVE INCOME (LOSS).

         Comprehensive income (loss) is defined as the change in equity during a period from transactions or other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:


                                                                  Three Months Ended
                                                                       September 30,
                                                                ----------------------
                                                                  2001           2000
                                                                --------       -------

         Net earnings (loss)                                     $  768        $ (532)

         Foreign currency translation adjustment                    (55)           62
                                                                 ------        ------

         Comprehensive income (loss)                             $  713        $ (470)
                                                                 ======        ======


4.       SUPPLEMENTAL CASH FLOW INFORMATION.

         Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:


                                                                  Three Months Ended
                                                                       September 30,
                                                                ----------------------
                                                                  2001           2000
                                                                --------       -------

         Interest paid                                           $   114        $   96
         Income taxes paid                                        $1,550        $   90


5.       USE OF ESTIMATES.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.       INVENTORIES.

         Inventories are stated at the lower of cost or market. Principal components of inventories are as follows:

                                                               September 30,    June 30,
                                                                   2001           2001
                                                              --------------    --------

                  Raw materials                                  $ 1,392        $ 1,151
                  Work in process                                    490            583
                  Finished goods                                     368            350
                                                                 -------        -------

                  Total inventories                              $ 2,250        $ 2,084
                                                                 =======        =======

7.       SEGMENT INFORMATION.

         The company identifies reportable segments based on management responsibility within the corporate structure. The company has two reportable industry segments: SCR Systems and gas/liquid filtration. The SCR Systems segment produces selective catalytic reduction systems ("SCR") used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these systems with our components as totally integrated systems. Many of the company's components are packaged on skids complete with instruments, controls and related valves and piping. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also provides engineering design and services, pulsation dampners, natural gas odorizers, quick-opening closures and parts for its products.

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

         Segment profit and loss is based on revenue, less allocated costs of the segment before allocation of general and administrative costs. There were no sales or transfers between segments. The company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting and, therefore, such information is not presented. Segment information and a reconciliation to operating profit for the three months ended September 30, 2001 and 2000 are presented below. Certain fiscal 2001 items have been reclassified to conform with the fiscal 2002 presentation.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                       SCR           Gas/Liquid        Unallocated
                                    Systems          Filtration        Overhead        Consolidated
                                    ----------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 30, 2001

Revenues from customers              $14,513            $  9,196             $ -             $23,709

Segment profit (loss)                  3,215                 128            (2,120)            1,223

THREE MONTHS ENDED
SEPTEMBER 30, 2000

Revenues from customers             $  6,402             $ 4,657             $ -             $11,059

Segment profit (loss)                    511                 (24)           (1,026)             (539)

                       PEERLESS MFG. CO. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The company's fiscal year ends on June 30th. References herein to fiscal 2002 and fiscal 2001 refer to our fiscal years ended June 30, 2002 and 2001, respectively.

The following table displays the company's statements of operations as a percentage of net revenues:


                                                         Three Months Ended
                                                            September 30,
                                                       ----------------------
                                                         2001          2000
                                                       --------       -------

Net revenues                                              100.0%        100.0%
Cost of revenues                                           70.6          72.2
                                                         ------       -------
    Gross margin                                           29.4          27.8

Operating expenses                                         24.2          32.7
                                                        -------       -------
    Operating income (loss)                                 5.2          (4.9)

Interest income (expense), net                              0.0          (1.7)
Other, net                                                 (0.1)         (1.0)
                                                        -------       -------

    Earnings (loss) before income taxes                     5.1          (7.6)

Income tax expense (benefit)                                1.9          (2.8)
                                                        -------       -------

Net earnings (loss)                                         3.2%         (4.8)%
                                                        =======       =======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net revenues increased $12.6 million, or 114%, from $11.1 million for the three months ended September 30, 2000 to $23.7 million for the three months ended September 30, 2001. The increase in revenues was attributable to both reportable segments. The increased demand for our SCR products caused a 127% increase in revenues from our SCR Systems segment for the three months ended September 30, 2001 compared to the same period of the prior fiscal year. In addition, the increased demand for our gas/liquid filtration products caused revenues from our gas/liquid filtration segment to increase 98% over the same period of the prior fiscal year.

Due to the new gas turbine powered electric generating facilities currently under construction in the United States to fulfill our country's demand for electricity, we anticipate the demand for our SCR products will continue to increase. These new generating facilities use clean burning gas, which in turn drives demand for our gas cleaning equipment. Coal fired electric power plants are also contributing to the stronger demand we are seeing for our ammonia handling systems. We provide ammonia storage and delivery systems to be used as part of the NOx reduction systems to be installed at these coal fired plants.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

Our backlog of unfilled orders was $69.5 million at September 30, 2001, compared to approximately $24 million at September 30, 2000. The increase is primarily due to significant SCR orders booked during the last nine months.

Our gross profit increased $3.9 million, or 126%, from $3.1 million for the three months ended September 30, 2000 to $7.0 million for the three months ended September 30, 2001. Gross profit, as a percentage of sales, increased to 29.4% for the current quarter from 27.8% for the same period in fiscal 2001. The higher gross margin was primarily attributable to increased margins recognized on our SCR revenues.

Operating expenses increased by $2.1 million, or 59%, from $3.6 million for the three months ended September 30, 2000 to $5.7 million for the three months ended September 30, 2001. The increase in operating expenses was due the additional costs of engineering and project management required for the increased SCR activities, as well as increased general and administrative expenses to support the overall increase in revenues. Operating expenses decreased as a percentage of sales from 32.7% for the three months ended September 30, 2000 to 24.2% for the same period in the current year.

Interest expense decreased by $0.2 million due to the fact that we had no outstanding balances under our revolving line of credit or the ABCO installment note as of September 30, 2001, compared to $6.6 million outstanding under our revolver and $1.9 million outstanding on the ABCO installment note at September 30, 2000. We prepaid, in full, $1.6 million of the ABCO installment note early in the first quarter of fiscal 2002. The lower effective borrowing rate under our credit facilities also contributed to the lower interest expense we incurred.

As a result of the factors discussed above, we recorded net earnings for the quarter ended September 30, 2001, of $0.8 million, compared to a net loss of $0.5 million for the same period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Effective August 31, 2001, we entered into a new $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime rate less 0.25% (5.75% at September 30, 2001) and is secured by substantially all of our assets. Our interest rate is subject to change based on our financial performance. As of September 30, 2001, we had no outstanding balance under the credit line, and $1.9 million outstanding under letters of credit, leaving us with $8.1 million of availability under the credit line. We pay an annual commitment fee of 0.25% of the unused balance under the credit line. The credit line contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, additional debt, and other customary covenants.

We have historically been a net provider of cash from operations and have financed our working capital requirements and capital expenditures through the retention of earnings and the use of our short-term credit lines. However, cash was used in operating activities for the first three months of fiscal 2002 in the amount of $0.4 million, compared to cash provided by operating activities of $0.4 million for the same period in fiscal 2001. The change was primarily the result of the increases in accounts payable which were offset by an increase in our accounts receivable and a decrease in our accrued liabilities.

The increases in accounts receivable are not attributable to our customers not timely paying us, but rather are directly related to the nature of our business. Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event oriented rather

                       PEERLESS MFG. CO. AND SUBSIDIARIES


than date oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of certain project milestones. For example, after we complete engineering drawings for a customized product or after ordering raw materials to produce that product. Once we bill our customer, our accounts receivable balance increases as does our balance of billings in excess of costs and earnings on uncompleted contracts. Consequently, we focus on the difference between our accounts receivable balance and our billings in excess of costs balance to determine our "net working capital impact" related to billings for a particular period. As of September 30, 2001, our net working capital impact was approximately $22.5 million, and as of September 30, 2000, that balance was $17.8 million

A period to period analysis of our balance of accounts receivable must also take into account any changes in our backlog (uncompleted orders less revenue recognized under the percentage of completion method). The increase to our accounts receivable balance from September 30, 2000, to September 30, 2001 was directly related to the growth in demand for our products. Because we are engaged in the business of manufacturing custom systems, our balances of accounts receivables, billings in excess of costs and earnings, and costs and earnings in excess of billings change in direct correlation to the quantity and mix of our backlog, as well as the specific terms of each of our customer contracts.

Although historically our capital expenditure requirements have not been significant, we may have to increase our level of capital expenditures in the future to expand our manufacturing capacity if the demand for our SCR System continues to increase at the current rate.

We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity. Management directs additional resources to strategic new product development, market expansion and continuing improvement of existing products to enhance our position as a market leader and to promote planned internal growth and profitability. Although historically we have usually paid quarterly dividends, we announced in January 2001 that we would not pay a dividend for the quarter ending March 31, 2001, and thereafter in order to preserve working capital for future growth. Our Board of Directors has decided to continue the policy of preserving working capital for the quarter ended September 30, 2001. Consequently, no dividend will be paid for that quarter.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued FAS 141 "Business Combinations" ("FAS 141") and FAS 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination initiated after June 30, 2001. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The company will adopt FAS 142 on July 1, 2002. As a result of implementing these new standards, the company will discontinue the amortization of goodwill as of June 30, 2002.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The company is required to adopt FAS 144 for fiscal years beginning after December 15, 2001.

The effect of adopting these standards will be immaterial to the company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no significant changes in market risk since June 30, 2001.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
Number                              Exhibit
--------                           ---------

10(i) Employment Agreement dated July 20, 2001, by and between Sherrill Stone and the company.

10(j) Employment Agreement dated July 20, 2001, by and between Roy C. Cuny and the company.


10(k) Agreement dated July 20, 2001, by and between Sherrill Stone and the company.

10(l) Agreement dated July 20, 2001, by and between Roy C. Cuny and the company.

B.       Reports on Form 8-K.

         None.

                       PEERLESS MFG. CO. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 PEERLESS MFG. CO.



Dated: November 14, 2001         /s/   Sherrill Stone
                                 ---------------------------------------------
                                 Sherrill Stone, Chairman, President and Chief
                                 Executive Officer


                                 /s/   Robert J. Boutin
                                 --------------------------------------------
                                 Robert J. Boutin, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                              Exhibit
-------                          -------------


10(i) Employment Agreement dated July 20, 2001, by and between Sherrill Stone and the company.

10(j) Employment Agreement dated July 20, 2001, by and between Roy C. Cuny and the company.

10(k) Agreement dated July 20, 2001, by and between Sherrill Stone and the company.

10(l) Agreement dated July 20, 2001, by and between Roy C. Cuny and the company.