Form 10-Q
period 2001-12-31
PEERLESS MANUFACTURING CO
filed 2002-02-14
CIK 76954

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

  (Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
      ____________________ .


                          Commission File Number 0-5214

                                PEERLESS MFG. CO.
             (Exact Name of Registrant as Specified in Its Charter)

                  TEXAS                                       75-0724417
                  -----                                       ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)


  2819 WALNUT HILL LANE, DALLAS, TEXAS                           75229
----------------------------------------                   ---------------
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

            As of February 14, 2002, there were 2,977,484 shares of the Registrant's common stock outstanding.

================================================================================

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I:     FINANCIAL INFORMATION.

            ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets at December 31, 2001
            and June 30, 2001....................................................... 3

            Condensed Consolidated Statements of Operations for the
            three and six months ended December 31, 2001 and 2000................... 5

            Condensed Consolidated Statements of Cash Flows for
            the six months ended December 31, 2001 and 2000......................... 6

            Notes to the Condensed Consolidated Financial Statements................ 7

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............................11

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....18


PART II:    OTHER INFORMATION

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS.........................................................19

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................19

SIGNATURES..........................................................................20

                          PART I. FINANCIAL INFORMATION


FORWARD-LOOKING STATEMENTS

From time to time, Peerless Mfg. Co. and subsidiaries (collectively, the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on From 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risk and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Factors That May Affect Our Operating Results," as set forth starting on page 15 of this Report.

The Company does not have, and expressly disclaims, any obligation to release publicly any updates or changes in the Company's expectations or changes in events, conditions, or circumstances on which any forward-looking statement is based.



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       December 31,       June 30,
                                                           2001             2001
                                                       ------------     ------------
                                                       (UNAUDITED)
                       ASSETS
Current assets
      Cash and cash equivalents                        $      3,635     $      2,577
      Short term investments                                    303              300
      Accounts receivable-principally trade-net              24,978           28,987
      Inventories                                             2,296            2,084
      Costs and earnings in excess of billings                6,144            6,328
      Other                                                   1,428            1,455
                                                       ------------     ------------
        Total current assets                                 38,784           41,731

      Property, plant and equipment-net                       4,082            3,365
      Other assets                                            1,023            1,060
                                                       ------------     ------------
                                                       $     43,889     $     46,156
                                                       ============     ============

     See accompanying notes to condensed consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                       December 31,        June 30,
                                                           2001              2001
                                                       ------------      ------------
                                                       (UNAUDITED)
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable-trade                           $      8,432      $     10,172
      Billings in excess of costs and earnings               10,281             9,618
      Current maturities of long-term debt                       --               400
      Commissions payable                                     1,252             1,443
      Income taxes payable                                      601             1,754
      Accrued liabilities and other                           3,835             3,876
                                                       ------------      ------------
        Total current liabilities                            24,401            27,263

      Long-term debt, net of current maturities                  --             1,200

Shareholders' equity
      Common stock                                            2,978             2,954
      Additional paid-in capital                              1,433             1,327
      Other                                                    (152)             (101)
      Retained earnings                                      15,229            13,513
                                                       ------------      ------------
         Total shareholders' equity                          19,488            17,693
                                                       ------------      ------------
                                                       $     43,889      $     46,156
                                                       ============      ============


     See accompanying notes to condensed consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                     Three Months Ended             Six Months Ended
                                                        December 31,                  December 31,
                                                  ------------------------      -------------------------
                                                     2001           2000           2001           2000
                                                  ---------      ---------      ---------       ---------
Revenues                                          $  26,210      $  16,383      $  49,919       $  27,442
Cost of goods sold                                   18,806         12,001         35,549          19,983
                                                  ---------      ---------      ---------       ---------
      Gross profit                                    7,404          4,382         14,370           7,459
Operating expenses                                    6,121          3,922         11,864           7,538
                                                  ---------      ---------      ---------       ---------
      Operating income (loss)                         1,283            460          2,506             (79)

Other income (expense)
      Interest expense, net                              (8)          (231)            (8)           (415)
      Foreign exchange gains (losses)                   (30)             7             38             (83)
      Other, net                                        259            (27)           187             (58)
                                                  ---------      ---------      ---------       ---------
                                                        221           (251)           217            (556)
                                                  ---------      ---------      ---------       ---------
Earnings (loss) before federal income tax             1,504            209          2,723            (635)
Federal income tax (benefit)                            556             77          1,007            (235)
                                                  ---------      ---------      ---------       ---------
Net earnings (loss)                               $     948      $     132      $   1,716       $    (400)
                                                  =========      =========      =========       =========
Basic earnings (loss) per share                   $    0.32      $    0.04      $    0.58       $   (0.14)
                                                  =========      =========      =========       =========
Diluted earnings (loss) per share                 $    0.31      $    0.04      $    0.56       $   (0.14)
                                                  =========      =========      =========       =========


      See accompanying notes to condensed consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Six Months ended
                                                                      December 31,
                                                               ------------------------
                                                                  2001          2000
                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings (loss)                                      $   1,716      $    (400)
      Adjustments to reconcile net earnings (loss) to cash
      provided by (used in) operating activities
            Depreciation and amortization                            296            179
            Gain on sale of property                                (267)            21
            Changes in operating assets and liabilities
                  Accounts receivable                              3,972         (4,667)
                  Inventories                                       (222)          (589)
                  Cost and earnings in excess of billings            184          2,000
                  Other current assets                               (40)            70
                  Other assets                                        37            412
                  Accounts payable                                (1,747)         1,135
                  Billings in excess of costs and earnings           663            704
                  Commissions payable                               (190)           237
                  Income tax payable, accrued liabilities
                     and other                                    (1,194)           749
                                                               ---------      ---------
                                                                   1,492            251
                                                               ---------      ---------
      Net cash provided by (used in) operating activities          3,208           (149)

CASH FLOWS FROM INVESTING ACTIVITIES
            Net purchases of property and equipment               (1,105)           (12)
            Proceeds from sale of property                           405             --
                                                               ---------      ---------
      Net cash used in investing activities                         (700)           (12)

CASH FLOWS FROM FINANCING ACTIVITIES
            Net change in borrowings                              (1,600)         1,189
            Proceeds from issuance of common stock                   140             63
            Dividends paid                                            --           (368)
                                                               ---------      ---------
      Net cash provided by (used in) financing activities         (1,460)           884
      Effect of exchange rate changes on cash                         10            135
                                                               ---------      ---------
      Net increase in cash and cash equivalents                    1,058            858
      Cash and cash equivalents at beginning of period             2,577            561
                                                               ---------      ---------
      Cash and cash equivalents at end period                  $   3,635      $   1,419
                                                               =========      =========

     See accompanying notes to condensed consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.    BASIS OF PRESENTATION.

      The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The condensed consolidated financial statements of the Company as of December 31, 2001 and for the three and six months ended December 31, 2001 and 2000 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year (see Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors That May Affect Our Operating Results).

2.    EARNINGS (LOSS) PER SHARE.

      Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. The per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a stock dividend on October 18, 2001.

      The following table presents the calculation of earnings (loss) per share for the periods indicated.

                                                    Three Months Ended          Six Months Ended
                                                        December 31,              December 31,
                                                   ---------------------     ---------------------
                                                     2001         2000         2001         2000
                                                   --------     --------     --------     --------
      Net earnings (loss)                          $    948     $    132     $  1,716     $   (400)
                                                   --------     --------     --------     --------
      Basic weighted average common
      shares outstanding                              2,977        2,943        2,973        2,943
      Effect of dilutive options                        112           35          116            0
                                                   --------     --------     --------     --------
      Diluted weighted average common
      shares outstanding                              3,089        2,978        3,089        2,943

      Net income (loss) per share - basic          $   0.32     $   0.04     $   0.58     $  (0.14)
      Net income (loss) per share - diluted        $   0.31     $   0.04     $   0.56     $  (0.14)

      The weighted average common shares outstanding-diluted computation for the three and six months ended December 31, 2001, respectively, excluded 0 and 56,500 outstanding stock options because their impact would be anti-dilutive. Likewise, for the three and six months ended December 31, 2000, respectively, the computation excluded 0 and 140,000 outstanding stock options because their impact would be anti-dilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



3.    COMPREHENSIVE INCOME (LOSS).

      Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

                                                     Three Months Ended          Six Months Ended
                                                         December 31,               December 31,
                                                   ----------------------     ----------------------
                                                     2001          2000         2001          2000
                                                   --------      --------     --------      --------
      Net earnings (loss)                          $    948      $    132     $  1,716      $   (400)
      Foreign currency translation adjustment            (6)           74          (61)          135
                                                   --------      --------     --------      --------
      Comprehensive income (loss)                  $    942      $    206     $  1,655      $   (265)
                                                   ========      ========     ========      ========


4.    SUPPLEMENTAL CASH FLOW INFORMATION.

      Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                      Six Months Ended
                                                        December 31,
                                                   ---------------------
                                                     2001         2000
                                                   --------     --------
      Interest paid                                $    118     $    284
      Income taxes paid                            $  2,090     $     94

5.    USE OF ESTIMATES.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates (see Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors That May Affect Our Operating Results).

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



6. INVENTORIES.

    Inventories are stated at the lower of cost (first-in, first-out) or market. Principal components of inventories are as follows:

                                                 December 31,       June 30,
                                                     2001             2001
                                                 ------------     ------------
    Raw materials                                $      1,535     $      1,151
    Work in process                                       545              583
    Finished goods                                        216              350
                                                 ------------     ------------
    Total inventories                            $      2,296     $      2,084
                                                 ============     ============

7. SEGMENT INFORMATION.

    The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: SCR Systems and gas/liquid filtration. The SCR Systems segment produces selective catalytic reduction systems ("SCR") used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these systems with our components as totally integrated systems. Many of the Company's components are packaged on skids complete with instruments, controls and related valves and piping. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products. Included in our gas/liquid filtration segment is the production of packaged boilers and other steam generating equipment.

    Segment profit and loss is based on revenue, less allocated costs of the segment before allocation of general and administrative costs. There were no sales or transfers between segments. The Company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting and, therefore, such information is not presented. Segment information and a reconciliation to operating profit for the three and six months ended December 31, 2001 and 2000 are presented below. Certain fiscal 2001 items have been reclassified to conform to the fiscal 2002 presentation.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                        SCR          Gas/Liquid      Unallocated
                                      Systems        Filtration        Overhead        Consolidated
                                   ------------     ------------     ------------      ------------
THREE MONTHS ENDED
DECEMBER 31, 2001
Revenues from customers            $     15,254     $     10,956     $         --      $     26,210
Segment profit (loss)                     3,151              353           (2,221)            1,283

THREE MONTHS ENDED
DECEMBER 31, 2000
Revenues from customers            $      9,981     $      6,402     $         --      $     16,383
Segment profit (loss)                     1,638              539           (1,717)              460

                                        SCR          Gas/Liquid      Unallocated
                                      Systems        Filtration        Overhead        Consolidated
                                   ------------     ------------     ------------      ------------
SIX MONTHS ENDED
DECEMBER 31, 2001
Revenues from customers            $     29,767     $     20,152     $         --      $     49,919
Segment profit (loss)                     6,366              481           (4,341)            2,506

SIX MONTHS ENDED
DECEMBER 31, 2000
Revenues from customers            $     16,383     $     11,059     $         --      $     27,442
Segment profit (loss)                     2,149              515           (2,743)              (79)

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We operate our business through two principal business segments, the largest of which is our SCR Systems. In this business segment we design, engineer, manufacture and sell highly specialized environmental control systems which are used for air pollution abatement. These systems convert nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil into harmless nitrogen and water vapor. These systems are totally integrated systems, complete with instruments, controls and related values and piping, and packaged on skids.

Our other principal business is our gas/liquid filtration business. In this business we design, engineer, manufacture and sell specialized products know as "separators" or "filters" which are used for a variety purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines.

In addition, we design, engineer, manufacture and sell packaged boilers and other steam generating equipment. This equipment is used to produce steam, which is used for heating, drying, driving steam engines and a variety of other applications.

RESULTS OF OPERATIONS

The Company's fiscal year ends on June 30th. References herein to fiscal 2001 and fiscal 2002 refer to our fiscal years ended June 30, 2001 and 2002, respectively.

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                 Three Months Ended          Six Months Ended
                                                     December 31,              December 31,
                                               ---------------------       --------------------
                                                 2001         2000           2001        2000
                                               -------       -------       -------      -------
Net revenues                                     100.0%        100.0%        100.0%       100.0%
Cost of revenues                                  71.8          73.3          71.2         72.8
                                               -------       -------       -------      -------
    Gross margin                                  28.2          26.7          28.8         27.2
Operating expenses                                23.3          23.9          23.8         27.5
                                               -------       -------       -------      -------
    Operating income (loss)                        4.9           2.8           5.0         (0.3)
Interest income (expense), net                    (0.1)         (1.4)          0.0         (1.5)
Other, net                                         0.9          (0.1)          0.4         (0.5)
                                               -------       -------       -------      -------
    Earnings (loss) before income taxes            5.7           1.3           5.4         (2.3)
Federal income tax (benefit)                       2.1           0.5           2.0         (0.8)
                                               -------       -------       -------      -------
Net earnings (loss)                                3.6%          0.8%          3.4%        (1.5)%
                                               =======       =======       =======      =======

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Revenue for the second quarter of fiscal 2002 was $26.2 million, an increase of $9.8 million, or 60% over the second quarter of fiscal 2001. For the quarter, revenue related to our SCR Systems increased $5.3 million, or 52.8%, gas/liquid filtration segment revenue increased $4.6 million, or 71.1%, which related primarily to an increase in our boiler and other steam generating equipment product sales.

Due to the new powered generating facilities currently under construction in the United States to fill our country's demand for electricity, and the refurbishment/modernization of existing facilities, we anticipate the demand for our SCR Systems will continue to grow. Our backlog of unfilled orders was approximately $69 million at December 31, 2001, as compared to approximately $24 million at December 31, 2000. The increase is primarily due to significant SCR System orders booked during the last twelve months.

Our gross profit increased $3.0 million, or 69%, to $7.4 million for the three months ended December 31, 2001, compared to $4.4 million for the same period a year ago. Gross profit, as a percentage of sales, increased to 28.2% for the three months ended December 31, 2001, compared to 26.7% for the same period last year. During the quarter, as a result of the increased SCR volume, we were able to increase our realized margins on our SCR Systems. This was partially offset by the lower margins of our boiler products. We expect our margins on our boiler products to continue to improve as we continue to recognize manufacturing efficiencies associated with increased volume.

Operating expenses increased by $2.2 million, or 56%, from $3.9 million for the three months ended December 31, 2000, to $6.1 million for the three months ended December 31, 2001. The increase in operating expenses was due to additional costs of engineering and project management required for the increased SCR activities, as well as increased general and administrative expenses to support the overall increase in revenues. Operating expenses decreased, as a percentage of sales, from 23.9% for the three months ended December 31, 2000 to 23.3% for the three months ended December 31, 2001.

Net interest expense decreased by $223,000 for the three months ended December 31, 2001, as we had no outstanding balances under credit facilities, compared to $7.0 million of revolving debt and $1.8 million of installment debt outstanding as of December 31, 2000.

Other income (expense) includes a one-time gain of approximately $250,000 due to the sale of our unused facility in Carrollton, Texas. To improve operational efficiencies we consolidated the operations previously performed by our Carrollton facility into our Dallas operations.

As a result of the factors discussed above, we recorded net earnings for the quarter ended December 31, 2001, of $948,000 compared to net earnings of $132,000 for the same period a year ago.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2000

Revenue for the six months ended December 31, 2001 was $49.9 million, an increase of $22.5 million, or 82% over the corresponding period last year. For the period, revenue related to our SCR Systems increased $13.4 million, or 81.7%, gas/liquid filtration segment revenue increased $9.1 million, or 82.2%, which related primarily to an increase in our boiler and other steam generating equipment product sales.

Our gross profit increased $6.9 million, or 93%, to $14.4 million for the three months ended December 31, 2001, compared to $7.5 million for the same period a year ago. Gross profit, as a percentage of sales, increased to 28.8% for the six months ended December 31, 2001, compared to 27.2% for the same period last year. During the period, as a result of the increased SCR volume, we were able to increase our realized margins on our SCR Systems. This was partially offset by the lower margins of our boiler products. We expect our margins on our boiler products to continue to improve as we continue to recognize manufacturing efficiencies associated with increased volume.

Operating expenses increased by $4.4 million, or 57%, from $7.5 million for the six months ended December 31, 2000, to $11.9 million for the six months ended December 31, 2001. The increase in operating expenses was due to additional costs of engineering and project management required for the increased SCR activities, as well as increased general and administrative expenses to support the overall increase in revenues. Operating expenses decreased, as a percentage of sales, from 27.5% for the six months ended December 31, 2000 to 23.8% for the six months ended December 31, 2001.

Net interest expense decreased by $407,000 for the six months ended December 31, 2001, which related primarily to us having less outstanding on our credit facility during the period and a lower effective interest rate. Our installment debt of $1.6 million was pre-paid in full during the first quarter of fiscal 2002, and our average debt outstanding under our revolving credit facility was approximately $300,000 during the period, compared to average of $1.8 million under our installment debt and $6.5 million outstanding under our revolving credit facility for the six months ended December 31, 2000.

Other income (expense) includes a one-time gain of approximately $250,000 due to the sale of our unused facility in Carrollton, Texas. To improve operational efficiencies we consolidated the operations previously performed by our Carrollton facility into our Dallas operations.

As a result of the factors discussed above, net earnings for the six months ended December 31, 2001 was $1.7 million compared to a net loss of $400,000 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were approximately $3.6 million and $2.6 million as of December 31, 2001 and June 30, 2001, respectively. We have historically been a net user of cash from operations and have financed our working capital requirements and capital expenditures through the retention of earnings and the use of our short-term credit lines. However, cash provided by operating activities was approximately $3.2 million for the first six months ended December 31, 2001, compared to cash used in operating activities of approximately $149,000 for the same

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


period last year. The change was primarily the result of the increases in billings in excess of cost and earnings and a reduction in accounts receivable from June 30, 2001, which were offset by the reduction in accounts payable and accrued liabilities.

Cash used in investing activities was $700,000 for the six months ended December 31, 2001, compared to $12,000 for the same period last year. The increase in cash used for the period related primarily to a net increase in purchases of property and equipment which related primarily to refurbishments of our ABCO facility and infrastructure builds, offset by the proceeds from the sale of our unused Carrollton, Texas facility during the quarter ended December 31, 2001.

We used approximately $1.5 million in cash related to our financing activities during the period, compared to an increase of approximately $900,000 during the period ended December 31, 2000. This related primarily to the payment in full of our installment debt on our ABCO facility of $1.6 million, offset by the proceeds from the issuance of common stock, pursuant to employee stock options, of $140,000.

Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event oriented rather than date oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of certain project milestones. Once we bill our customer, our accounts receivable balance increases as does our balance of billings in excess of costs and earnings on uncompleted contracts. Consequently, we focus on the difference between our accounts receivable balance and our billings in excess of cost balance to determine our "net working capital impact." As of December 31, 2001, our net working capital impact was approximately $14.7 million, and as of December 31, 2000, that balance was $15.9 million.

We maintain a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or eurodollar rate plus/minus an applicable margin (prime - less .25%, eurodollar - plus 2.65%), and is secured by substantially all of our assets. The margin factor is subject to a reduction schedule based on the Company's obtainment of certain financial performance criteria. As of December 31, 2001, we had no outstanding balances under the credit line, and $2.1 million outstanding under letters of credit, leaving us with $7.9 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, additional debt, and other customary covenants.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued FAS 141 "Business Combinations" ("FAS 141") and FAS 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination initiated after June 30, 2001. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001



require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company will adopt FAS 142 on July 1, 2002. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill at that date.

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

The Company does not believe that the adoption of these standards will have a material effect on its financial condition or results of operations.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. (See "Forward-looking Statements" above).

CHANGES IN THE POWER GENERATION INDUSTRY AND/OR ECONOMY COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR SCR SYSTEMS AND OUR OPERATING RESULTS.

The demand for our SCR Systems depends to an extent on the continued construction of power generation plants and upgrade of existing power plants. In the current year, approximately 60% of our consolidated revenues were from sales of SCR Systems for new and refurbished power plants. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry which results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our SCR revenues and our results of operations.

CHANGES IN CURRENT ENVIRONMENTAL LEGISLATION COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR SCR SYSTEMS AND OUR OPERATING RESULTS.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health have played a part in the increased use of SCR Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 of CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at the state

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001



and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. Our SCR business is primarily regulatory driven. This business will be adversely impacted to the extent that current regulations are repealed or amended to significantly reduce the level of required NOx reduction or to the extent that regulatory authorities minimize enforcement.

COMPETITION COULD RESULT IN LOWER SALES AND DECREASED MARGINS. We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales but also a reduction in the prices that we can charge for our products. To remain competitive we must be able to not only anticipate or respond quickly to our customers' needs and enhance and upgrade our existing products and services to meet those needs, but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

WE FREQUENTLY ENTER INTO FIXED-PRICED CONTRACTS. IF OUR ACTUAL COSTS EXCEED OUR ORIGINAL ESTIMATES OUR PROFITS WILL BE REDUCED.

The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover for any cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increase in the cost, or shortage, of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers' or subcontractors' failure to perform. These factors may also delay delivery of our products and we often are subject to liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts will negatively impact our profits.

OUR BACKLOG MAY NOT BE INDICATIVE OF OUR FUTURE REVENUES.

Customers may cancel or delay projects for reasons beyond our control. All of our firm orders contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels its order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog may not be indicative of our future revenues.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


OUR FINANCIAL PERFORMANCE MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, MAKING IT DIFFICULT FOR US TO ESTIMATE FUTURE REVENUE.

Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our SCR contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical filtration contracts, which tend to intensify their impact on our quarterly operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our SCR revenues, a delay or canceling of orders in backlog, or a decrease in the demand for our SCR products, may have a significant impact on our quarterly operating results. Therefore, our quarterly operating results may be subject to significant variations and our operating performance in one quarter may not be a good indicator of our future performance.

OUR PRODUCTS ARE COVERED BY WARRANTIES AND UNANTICIPATED WARRANTY COSTS OR PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We provide warranties on our products generally for terms of 3 years or less. These warranties require us to repair or replace faulty products, meet certain performance standards, etc. While we continually monitor our warranty claims and provide a reserve for our estimate of potential warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on the our operations. In some cases, we may be able to attempt to subrogate such claim back to our sub-contractor, if others performed the defective product or service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products and could adversely affect our reputation.

In addition, we may be subject to product liability claims involving claims of personal injury or property damage. While we maintain product liability insurance coverage to protect us in the event of such a claim, such coverage may not be adequate to cover the cost of our defense and the potential award in the event of a very large claim. Additionally, a well-publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

LARGE CONTRACTS REPRESENT A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE, WHICH INCREASES OUR EXPOSURE TO CREDIT RISK.

We continue to closely monitor the credit worthiness of our customers and have not to date experienced any significant credit losses. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power industry. As such our exposure to credit risk is affected to some degree by conditions within the power industry and governmental and/or political conditions. We try to mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside our control, unanticipated events could have a materially adverse impact on our operating results.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001



THE TERMS AND CONDITIONS OF OUR CREDIT FACILITY MAY IMPOSE RESTRICTIONS ON OUR OPERATIONS. THERE ARE NO ASSURANCES WE WILL BE ABLE TO RAISE ADDITIONAL CAPITAL, IF NEEDED.

The terms and conditions of our current $10 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Availability of our credit facility is also subject to certain financial covenants. Our ability to comply with the covenants can be affected by events beyond our control and there can be no assurance that we will achieve operating results that comply with the provisions of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon and all other amounts payable under our credit facility to be immediately due and payable.

Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, or the refinancing of our revolving credit facility, and cash provided by operating activities, will provide sufficient funds to finance capital expenditures, working capital and otherwise meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources".


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to foreign currency and interest rate risk. We currently have not entered into any derivative transactions as a means of hedging our exposure to interest rate risks. In addition, we have not, in the past, hedged our accounts receivable or anticipated revenue against foreign currency fluctuations. While we are not currently in a borrowing position and our accounts receivable and future revenues subject to foreign currency fluctuations is relatively small (less than $1 million in receivables at December 31, 2001), our earnings in the future could be negatively impacted due to changes in interest rates or foreign currency fluctuations. We will continue to monitor our exposure in these areas.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on November 20, 2001 at the Company's headquarters in Dallas, Texas. A total of 2,416,126 shares (approximately 81% of all shares entitled to vote) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were as follows:

      1. Election of Class I Director to serve a three year term expiring at the Company's 2004 Annual Meeting of Shareholders: David D. Battershell - 2,274,512 shares cast for election, and 141,614 withheld.

            The terms of the following Directors continued after the meeting:
            Sherrill Stone (Class III Director), Donald A. Sillers, Jr. (Class III Director), Dr. Bernard S. Lee (Class II Director), and Joseph V. Mariner (Class II Director). On January 23, 2002, Mr. R. Clayton Mulford, a partner in the law firm of Hughes & Luce, LLP (outside legal counsel to the Company), of Dallas, Texas, was elected by the Board to fill the Class I Director vacancy created by the death of Mr. Battershell on January 21, 2002.

      2. Adoption of the Peerless Mfg. Co. 2001 Stock Option and Restricted Stock Plan pursuant to which shares of the Company's common stock are authorized for the issuance of stock options and restricted stock grants to directors, officers and key employees of the
            Company: 1,145,898 shares cast for the adoption, 198,750 shares cast against the adoption, and 8,300 shares abstained. There were 1,062,978 broker non-votes.

      3. Ratification of the selection of Grant Thornton, LLP as the Company's independent outside accountants to audit the books and records for the fiscal year ending June 30, 2002: 2,406,666 shares cast for ratification, 6,670 shares cast against ratification, and 2,750 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (A).  Exhibits.

                  The following exhibits are filed as part of this Report:

                  Exhibit #   Exhibit
                  ---------   -------
                    10(m)     Peerless Mfg. Co. 2001 Stock Option and Restricted
                              Stock Plan (filed as Appendix B to our proxy statement on Schedule 14A dated October 24, 2001 and incorporated herein by reference).

            (B).  Reports on Form 8-K.

            The Company filed no reports on Form 8-K during the quarter ended December 31, 2001. Items 1, 2, 3 and 5 are not applicable and have been omitted.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PEERLESS MFG. CO.



Dated: February 14, 2001           /s/ SHERRILL STONE
                                   --------------------------------------------
                                   Sherrill Stone, Chairman, and Chief
                                   Executive Officer


                                   /s/ KATHERINE FRAZIER
                                   --------------------------------------------
                                   Katherine Frazier, Corporate Controller
                                   (Principal Financial and Accounting Officer)