Form 10-Q
period 2002-03-31
PEERLESS MANUFACTURING CO
filed 2002-05-14
CIK 76954

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
           _____________.


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

         As of May 13, 2002, there were 2,983,484 shares of the Registrant's common stock outstanding.

================================================================================

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I:  FINANCIAL INFORMATION.

         ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at March 31, 2002
         and June 30, 2001.......................................................................      3

         Consolidated Statements of Operations for the
         three and nine months ended March 31, 2002 and 2001.....................................      5

         Consolidated Statements of Cash Flows for
         the nine months ended March 31, 2002 and 2001...........................................      6

         Notes to the Consolidated Financial Statements..........................................      7

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................................................     10

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................     17

PART II:.OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................     18

SIGNATURES.......................................................................................     19

                          PART I. FINANCIAL INFORMATION


FORWARD-LOOKING STATEMENTS

From time to time, Peerless Mfg. Co. and subsidiaries (collectively, the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (this "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Factors That May Affect Our Operating Results," as set forth starting on page 14 of this Report.

The Company does not have, and expressly disclaims, any obligation to release publicly any updates or changes in the Company's expectations or changes in events, conditions, or circumstances on which any forward-looking statement is based.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                            March 31,   June 30,
                                                              2002        2001
                                                            ---------   --------
                                                           (UNAUDITED)
                           ASSETS

Current assets
     Cash and cash equivalents                              $  6,016    $  2,577
     Short term investments                                      305         300
     Accounts receivable-principally trade-net                26,738      28,987
     Inventories                                               3,262       2,084
     Costs and earnings in excess of billings                 10,224       6,328
     Other                                                     1,668       1,455
                                                            --------    --------
       Total current assets                                   48,213      41,731

     Property, plant and equipment-net                         4,091       3,365
     Other assets                                                925       1,060
                                                            --------    --------
                                                            $ 53,229    $ 46,156
                                                            ========    ========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                             March 31,      June 30,
                                                               2002           2001
                                                            ----------     ----------
                                                           (UNAUDITED)
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable-trade                                 $   18,337     $   10,172
     Billings in excess of costs and earnings                    6,728          9,618
     Current maturities of long-term debt                           --            400
     Commissions payable                                         1,465          1,443
     Income taxes payable                                          902          1,754
     Accrued liabilities and other                               5,086          3,876
                                                            ----------     ----------
       Total current liabilities                                32,518         27,263

     Long-term debt, net of current maturities                      --          1,200


Shareholders' equity
     Common stock                                                2,983          2,954
     Additional paid-in capital                                  1,467          1,327
     Other                                                        (155)          (101)
     Retained earnings                                          16,416         13,513
                                                            ----------     ----------
        Total shareholders' equity                              20,711         17,693
                                                            ----------     ----------
                                                            $   53,229     $   46,156
                                                            ==========     ==========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                         Three Months Ended          Nine Months Ended
                                               March 31,                 March 31,
                                       -----------------------   -----------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
Revenues                               $   28,864   $   18,229   $   78,783   $   45,671
Cost of goods sold                         20,379       12,823       55,928       32,806
                                       ----------   ----------   ----------   ----------
     Gross profit                           8,485        5,406       22,855       12,865

Operating expenses
    Sales and marketing                     2,120        1,689        6,152        4,358
    Engineering and project
       management                           2,056        1,150        5,584        3,243
   General and administrative               2,498        1,511        6,802        4,287
                                       ----------   ----------   ----------   ----------
                                            6,674        4,350       18,538       11,888
                                       ----------   ----------   ----------   ----------
     Operating income                       1,811        1,056        4,317          977

Other income (expense)

     Interest income (expense), net            32         (199)          24         (614)
     Foreign exchange gain (loss)              --          (97)          38         (180)
     Other, net                                42          (56)         229         (114)
                                       ----------   ----------   ----------   ----------
                                               74         (352)         291         (908)
                                       ----------   ----------   ----------   ----------

Earnings before income taxes                1,885          704        4,608           69

Income tax expense                            698          260        1,705           25
                                       ----------   ----------   ----------   ----------

Net earnings                           $    1,187   $      444   $    2,903   $       44
                                       ==========   ==========   ==========   ==========

Basic earnings per share               $     0.40   $     0.15   $     0.98   $     0.01
                                       ==========   ==========   ==========   ==========

Diluted earnings per share             $     0.38   $     0.15   $     0.94   $     0.01
                                       ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                   2002           2001
                                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                               $    2,903     $       44
     Adjustments to reconcile net earnings to cash
     provided by operating activities
         Depreciation and amortization                                 480            288
         Gain on sale of property                                     (267)            --
         Changes in operating assets and liabilities
              Accounts receivable                                    2,228        (15,988)
              Inventories                                           (1,184)           522
              Cost and earnings in excess of billings               (3,896)         2,721
              Other current assets                                    (280)        (1,887)
              Other assets                                             133            324
              Accounts payable                                       8,137          2,548
              Billings in excess of costs and earnings              (2,890)         9,293
              Commissions payable                                       22            552
              Income tax payable, accrued liabilities
                    and other                                          354          2,074
                                                                ----------     ----------
                                                                     2,837            447
                                                                ----------     ----------
     Net cash provided by operating activities                       5,740            491

CASH FLOWS FROM INVESTING ACTIVITIES
         Net purchases of short-term investments                        --            (24)
         Net purchases of property and equipment                    (1,298)           (91)
         Proceeds from sale of property                                405             --
                                                                ----------     ----------
     Net cash used in investing activities                            (893)          (115)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in borrowings                                   (1,600)         1,089
         Proceeds from issuance of common stock                        189            104
         Dividends paid                                                 --           (368)
                                                                ----------     ----------
     Net cash provided by (used in) financing activities            (1,411)           825

     Effect of exchange rate changes on cash                             3            121
                                                                ----------     ----------

     Net increase in cash and cash equivalents                       3,439          1,322

     Cash and cash equivalents at beginning of period                2,577            561
                                                                ----------     ----------

     Cash and cash equivalents at end period                    $    6,016     $    1,883
                                                                ==========     ==========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

1.       BASIS OF PRESENTATION.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of March 31, 2002, and for the three and nine months ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year (see Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Operating Results). All dollar and share amounts are in thousands, except per share amounts.

2.       EARNINGS PER SHARE.

         Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. Per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a stock dividend on October 18, 2001.

         The following table presents the calculation of earnings per share for the periods indicated.

                                                Three Months Ended      Nine Months Ended
                                                    March 31,               March 31,
                                               --------------------    --------------------
                                                 2002        2001        2002        2001
                                               --------    --------    --------    --------
         Net earnings                          $  1,187    $    444    $  2,903    $     44
                                               --------    --------    --------    --------

         Basic weighted average common
             shares outstanding                   2,983       2,948       2,976       2,944
         Effect of dilutive options                 103          35         112          24
                                               --------    --------    --------    --------
         Diluted weighted average common
            shares outstanding                    3,086       2,983       3,088       2,968

         Net income per share - basic          $   0.40    $   0.15    $   0.98    $   0.01
         Net income per share - diluted        $   0.38    $   0.15    $   0.94    $   0.01

         The weighted average common shares outstanding-diluted computation for the three and nine months ended March 31, 2002, excluded 60,500 and 24,352 outstanding stock options, respectively, because their impact would be anti-dilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


3.       COMPREHENSIVE INCOME.

         Comprehensive income is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income were as follows:

                                                         Three Months Ended         Nine Months Ended
                                                              March 31,                 March 31,
                                                        ---------------------     ---------------------
                                                          2002         2001         2002         2001
                                                        --------     --------     --------     --------
         Net earnings                                   $  1,187     $    444     $  2,903     $     44
         Foreign currency translation adjustment             (13)         (14)         (74)         121
                                                        --------     --------     --------     --------
         Comprehensive income                           $  1,174     $    430     $  2,829     $    165
                                                        ========     ========     ========     ========

4.       SUPPLEMENTAL CASH FLOW INFORMATION.

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                            Nine Months Ended
                                               March 31,
                                          --------------------
                                            2002        2001
                                          --------    --------
                  Interest paid           $    148    $    449
                  Income taxes paid       $  2,486    $     94

5.       INVENTORIES.

         Inventories are stated at the lower of cost (first-in, first-out) or market. Principal components of inventories are as follows:

                                          March 31,   June 30,
                                            2002        2001
                                          ---------   --------
                  Raw materials           $  2,427    $  1,151
                  Work in process              620         583
                  Finished goods               215         350
                                          --------    --------
                  Total inventories       $  3,262    $  2,084
                                          ========    ========

6.       SEGMENT INFORMATION.

         The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has three reportable industry segments: SCR Systems, gas/liquid filtration and boilers. Previously, the Company had two reportable segments - SCR Systems and gas/liquid filtration. Segment information for 2001 has been restated on a comparable basis with 2002. The SCR Systems segment produces selective catalytic reduction systems ("SCR") used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Many of the Company's components are packaged on skids

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


         complete with instruments, controls and related valves and piping. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also produces pulsation dampeners, natural gas odorizers, quick-opening closures and other parts for its products. The boiler segment produces packaged boilers systems, heat recovery steam generating systems, and other steam generating equipment.

         Segment profit and loss is based on revenue, the respective gross margin, less allocated costs of the segment before allocation of general and administrative costs. There were no sales or transfers between segments. The Company does not allocate assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting and, therefore, such information is not presented. Segment information and a reconciliation to operating profit for the three and nine months ended March 31, 2002 and 2001 are presented below.

                                                         GAS/LIQUID                   UNALLOCATED
                                              SCR        FILTRATION      BOILERS        OVERHEAD     CONSOLIDATED
                                           ----------    ----------    ----------     -----------    ------------

        THREE MONTHS ENDED
        MARCH 31, 2002

        Revenue from customers             $   17,159    $    7,164    $    4,541     $       --     $   28,864

        Segment profit (loss)                   3,693           980          (401)        (2,461)         1,811

        THREE MONTHS ENDED
        MARCH 31, 2001

        Revenue from customers             $   12,372    $    5,329    $      528     $       --     $   18,229

        Segment profit (loss)                   2,201           869          (470)        (1,544)         1,056


                                                         GAS/LIQUID                   UNALLOCATED
                                               SCR       FILTRATION      BOILERS        OVERHEAD      CONSOLIDATED
                                           ----------    ----------    ----------     -----------    ------------

        NINE MONTHS ENDED
        MARCH 31, 2002

        Revenue from customers             $   46,926    $   21,197    $   10,660     $       --     $   78,783

        Segment profit (loss)                  10,059         1,739          (679)        (6,802)         4,317

        NINE MONTHS ENDED
        MARCH 31, 2001

        Revenue from customers             $   28,755    $   15,840    $    1,076     $       --     $   45,671

        Segment profit (loss)                   4,350         2,218        (1,304)        (4,287)           977

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We operate our business through three principal business segments, the largest of which is our SCR Systems segment. In this business segment we design, engineer, manufacture and sell highly specialized environmental control systems, which are used for air pollution abatement. These systems convert nitrogen oxide
(NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated systems, complete with instruments, controls and related values and piping, and are packaged on skids.

Our second principal business segment is our gas/liquid filtration business. In this business we design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines.

In our third business segment, we design, engineer, manufacture and sell packaged boilers and other steam generating equipment. This equipment is used to produce steam, used for heating, drying, driving steam engines and a variety of other applications.

RESULTS OF OPERATIONS

The Company's fiscal year ends on June 30th. References herein to fiscal 2001 and fiscal 2002 refer to our fiscal year ended June 30, 2001, and to our nine months ended March 31, 2002, respectively.

The following table displays the Company's statements of operations as a percentage of net revenues:

                                         Three Months Ended          Nine Months Ended
                                              March 31,                  March 31,
                                        ---------------------      ---------------------
                                          2002         2001          2002         2001
                                        --------     --------      --------     --------
Net revenues                               100.0%       100.0%        100.0%       100.0%
Cost of revenues                            70.6         70.3          71.0         71.8
                                        --------     --------      --------     --------
    Gross margin                            29.4         29.7          29.0         28.2
Operating expenses
   Sales and marketing                       7.3          9.3           7.8          9.5
   Engineering and
      project management                     7.1          6.3           7.1          7.1
   General and administrative                8.7          8.3           8.6          9.4
                                        --------     --------      --------     --------
                                            23.1         23.9          23.5         26.0
                                        --------     --------      --------     --------
    Operating income                         6.3          5.8           5.5          2.2
Interest income (expense), net               0.1         (1.1)          0.0         (1.4)
Other, net                                   0.1         (0.8)          0.4         (0.6)
                                        --------     --------      --------     --------
    Earnings before income taxes             6.5          3.9           5.9          0.2
Income tax expense                           2.4          1.5           2.2          0.1
                                        --------     --------      --------     --------
Net earnings                                 4.1%         2.4%          3.7%         0.1%
                                        ========     ========      ========     ========

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenue for the third quarter of fiscal 2002 was $28.9 million, an increase of $10.6 million, or 58.3%, over the third quarter of fiscal 2001. For the quarter, revenue related to our SCR Systems increased $4.8 million, or 38.7%, gas/liquid filtration segment revenue increased $1.8 million, or 34.4%, and our boiler and other steam generating equipment product sales increased $4.0 million or 760.0%. Our backlog of unfilled orders was approximately $63 million at March 31, 2002, as compared to approximately $65 million at March 31, 2001.

Our gross profit increased $3.1 million, or 57.0%, to $8.5 million for the three months ended March 31, 2002, compared to $5.4 million for the same period a year ago. Gross profit, as a percentage of sales, decreased to 29.4% for the three months ended March 31,2002, compared to 29.7% for the same period last year. During the quarter, the Company's revenue derived from its boiler segment increased from 2.9%, for the three months ended March 31, 2001, to 15.7% for the quarter ended March 31, 2002. Traditionally, the Company has recognized a lower margin on its boiler products, versus its other two business segments. Therefore, a shift in the Company's product mix in a particular period could have an impact on the Company's reported margins for that period. The Company expects its margin on its boiler segment to improve through manufacturing efficiencies and increased volume. However, even so, revenue mix shifts in any quarter could continue to impact the Company's reported margin.

Operating expenses increased by $2.3 million, or 53.4%, from $4.4 million for the three months ended March 31, 2001, to $6.7 million for the three months ended March 31, 2002. The increase in operating expenses was due to additional costs of engineering and project management required for the increased SCR Systems activities, as well as increased general and administrative expenses to support the overall increase in revenues. Operating expenses decreased, as a percentage of sales, from 23.9% for the three months ended March 31, 2001 to 23.1% for the three months ended March 31, 2002.

Net interest expense decreased by $231,000 for the three months ended March 31, 2002, as we had no outstanding balances under credit facilities, compared to $7.0 million of revolving debt and $1.7 million of installment debt outstanding as of March 31, 2001.

As a result of the factors discussed above, we recorded net earnings for the quarter ended March 31, 2002, of $1,187,000 compared to net earnings of $444,000 for the same period a year ago.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

Revenue for the nine months ended March 31, 2002 was $78.8 million, an increase of $33.1 million, or 72.5% over the corresponding period last year. For the period, revenue related to our SCR Systems segment increased $18.2 million, or 63.2%, gas/liquid filtration segment revenue increased $5.3 million, or 33.8%, and our boiler and other steam generating equipment product sales increased $9.6 million, or 890.7%.

Our gross profit increased $10.0 million, or 77.6%, to $22.9 million for the nine months ended March 31, 2002, compared to $12.9 million for the same period a year ago. Gross profit, as a percentage of sales, increased to 29.0% for the nine months ended March 31, 2002, compared to 28.2% for the same period last year. During the period, due to product shifts, while we were able to increase our realized margin on our SCR Systems, due to increased volume, this was partially offset by the lower margin we recognized on our boiler products.

Operating expenses increased by $6.6 million, or 55.9%, from $11.9 million for the nine months ended March 31, 2001, to $18.5 million for the nine months ended March 31, 2002. The increase in operating expenses was due to additional costs of engineering and project management required for the increased SCR Systems activities, as well as increased general and administrative expenses to support the overall increase in revenues. Operating expenses decreased, as a percentage of sales, from 26.0% for the nine months ended March 31, 2001 to 23.5% for the nine months ended March 31, 2002, due to economies of scale, which we would anticipate would continue as our revenue increases.

Net interest expense decreased by $638,000 for the nine months ended March 31, 2002, which related primarily to our having less outstanding under our credit facility during the period and a lower effective interest rate. Our installment debt of $1.6 million was prepaid in full during the first quarter of fiscal 2002, and our average debt outstanding under our revolving credit facility was approximately $100,000 during the nine months ended March 31, 2002, compared to an average of $1.8 million under our installment debt and $6.6 million outstanding under our revolving credit facility for the nine months ended March 31, 2001.

Other income (expense) includes a one-time gain of approximately $250,000 due to the sale of our facility in Carrollton, Texas. To improve operational efficiencies we consolidated the operations previously performed at our Carrollton facility with the operations performed by our Dallas, Texas facility.

As a result of the factors discussed above, net earnings for the nine months ended March 31, 2002 were $2.9 million compared to net earnings of $44,000 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were approximately $6.0 million and $2.6 million as of March 31, 2002 and June 30, 2001, respectively. Cash provided by operating activities was approximately $5.7 million for the first nine months ended March 31, 2002, compared to cash provided by operating activities of approximately $491,000 for the same period last year.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of certain project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At March 31, 2002, the balance of these working capital accounts was $11.9 million compared to $15.5 million at June 30, 2001, reflecting a reduction of our investment in these working capital items of $3.6 million. In addition, we had net earnings of $2.9 million, and used cash to increase our inventories by $1.2 million during the period.

Cash used in investing activities was $893,000 for the nine months ended March 31, 2002, compared to $115,000 for the same period last year. The increase in cash used for the period related to a net increase in purchases of property and equipment, which related primarily to refurbishments of our Abilene facility, offset by the proceeds from the sale of our Carrollton, Texas facility during fiscal 2002.

We used approximately $1.4 million in cash related to our financing activities during the period, compared to cash provided by financing activities of approximately $825,000 during the period ended March 31, 2001. The current usage related to the payment in full of our installment debt on our Abilene, Texas facility of $1.6 million, offset by the proceeds from the issuance of common stock, pursuant to employee stock options, of $189,000.

We maintain a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or eurodollar rate plus or minus an applicable margin (prime - less .25%, eurodollar - plus 2.65%), and is secured by substantially all of our assets. The margin factor is subject to a reduction schedule based on the Company's obtainment of certain financial performance criteria. As of March 31, 2002, we had no outstanding balances under the credit line, and $2.4 million outstanding under letters of credit, leaving us with $7.6 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

CHANGES IN THE POWER GENERATION INDUSTRY AND/OR THE ECONOMY COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR SCR SYSTEMS AND ON OUR OPERATING RESULTS.

The demand for our SCR Systems depends to an extent on the continued construction of power generation plants and upgrade of existing power plants. In the current year, approximately 60% of our consolidated revenues were from sales of SCR Systems for new and refurbished power plants. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our SCR Systems segment revenues and our results of operations.

CHANGES IN CURRENT ENVIRONMENTAL LEGISLATION COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR SCR SYSTEMS AND ON OUR OPERATING RESULTS.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health have played a part in the increased use of SCR Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

may not adopt similar laws and regulations. Our SCR Systems business is primarily regulatory driven. This business will be adversely impacted to the extent that current regulations are repealed or amended to significantly reduce the level of required NOx reduction or to the extent that regulatory authorities minimize enforcement.

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

WE FREQUENTLY ENTER INTO FIXED-PRICED CONTRACTS. IF OUR ACTUAL COSTS EXCEED OUR ORIGINAL ESTIMATES, OUR PROFITS WILL BE REDUCED.

The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover for any cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increases in the cost, or shortages, of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers' or subcontractors' failure to perform. These factors may also delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts will negatively impact our profits.

OUR BACKLOG MAY NOT BE INDICATIVE OF OUR FUTURE REVENUES.

Customers may cancel or delay projects for reasons beyond our control. Our firm orders normally contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels its order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog may not be indicative of our future revenues.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OUR FINANCIAL PERFORMANCE MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, MAKING IT DIFFICULT FOR US TO ESTIMATE FUTURE REVENUE.

Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our SCR contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical filtration contracts, which tend to intensify their impact on our quarterly operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our SCR revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our SCR products, may have a significant impact on our quarterly operating results. Therefore, our quarterly operating results may be subject to significant variations and our operating performance in one quarter may not be a good indicator of our future performance.

OUR PRODUCTS ARE COVERED BY WARRANTIES. UNANTICIPATED WARRANTY COSTS OR PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We provide warranties on our products generally for terms of 3 years or less. These warranties require us to repair or replace faulty products, meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for our estimate of potential warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate such a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products and could adversely affect our reputation.

In addition, we may be subject to product liability claims involving claims of personal injury or property damage. While we maintain product liability insurance coverage to protect us in the event of such a claim, such coverage may not be adequate to cover the cost of our defense and the potential award in the event of a claim. Additionally, a well-publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

LARGE CONTRACTS REPRESENT A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE, WHICH INCREASES OUR EXPOSURE TO CREDIT RISK.

We continue to closely monitor the credit worthiness of our customers and have not to date experienced any significant credit losses. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power industry. As such, our exposure to credit risk is affected to some degree by conditions within the power industry and governmental and/or political conditions. We try to mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside our control, unanticipated events could have a materially adverse impact on our operating results.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

THE TERMS AND CONDITIONS OF OUR CREDIT FACILITY MAY IMPOSE RESTRICTIONS ON OUR OPERATIONS. WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL, IF NEEDED.

The terms and conditions of our current $10 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Availability of our credit facility is also subject to certain financial covenants. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure you that we will achieve operating results that meet the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, or the refinancing of our revolving credit facility, and cash provided by operating activities, would provide sufficient funds to finance capital expenditures, working capital and otherwise meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources".


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to foreign currency and interest rate risk. We currently have not entered into any derivative transactions as a means of hedging our exposure to interest rate risks. In addition, we have not, in the past, entered into derivative transactions to hedge our foreign balance sheet accounts or anticipated revenues. As a result, these assets and revenues are currently subject to foreign currency fluctuations. While we are not currently in a borrowing position, and the assets and anticipated revenues (backlog) which are subject to foreign currency fluctuations are relatively immaterial ($4.5 million in assets and $5.5 million in backlog), and in currencies historically not subject to significant fluctuations, the Company will continue to monitor its exposure in these areas.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                           The following exhibits are filed as part of this
                  report.

       Exhibit
       Number           Exhibit
       -------          -------
        3 (a)           Articles of Incorporation, as amended to date (filed as Exhibit 3 (a) to the report of the Company on Form 10-Q for the fiscal quarter ended December 31,
                        1997, and incorporated herein by reference).

        3 (b)           Bylaws, as amended to date (filed as Exhibit 3 (b) to the report of the
                        Company on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

        4 (a)           Rights Agreement as of May 22, 1997 between Peerless Mfg. Co. and Mellon
                        Investor Services, LLC (formerly ChaseMellon Shareholder Services, LLC) (filed as Exhibit 1 to the Registration Statement of the Company on Form 8-A dated
                        May 22, 1997, and incorporated herein by reference).

        4 (b)           First Amendment to Rights Agreement as of August 23, 2001 between Peerless
                        Mfg. Co. and Mellon Investor Services, LLC (filed as Exhibit 2 to the
                        Registration Statement of the Company on Form 8-A dated August 30, 2001, and incorporated herein by reference).

      10 (m)            Employment Agreement dated February 4, 2002, by and between Richard L. Travis and Peerless Mfg. Co., filed herewith.

      10 (n)            Agreement dated February 4, 2002, by and between Richard L. Travis and
                        Peerless Mfg. Co., filed herewith.

         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PEERLESS MFG. CO.



Dated: May 14, 2002               /s/ Sherrill Stone
                                  ---------------------------------------------
                                  Sherrill Stone, Chairman and Chief
                                  Executive Officer


                                  /s/ Richard Travis
                                  ---------------------------------------------
                                  Richard L. Travis, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                Index to Exhibits


 EXHIBIT
 NUMBER        DESCRIPTION
 -------       -----------
   3 (a)       Articles of Incorporation, as amended to date (filed as Exhibit 3 (a) to the report of the
               Company on Form 10-Q for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

   3 (b)       Bylaws, as amended to date (filed as Exhibit 3 (b) to the report of the Company on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

   4 (a)       Rights Agreement as of May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services,
               LLC (formerly ChaseMellon Shareholder Services, LLC) (filed as Exhibit 1 to the Registration
               Statement of the Company on Form 8-A dated May 22, 1997, and incorporated herein by reference).

   4 (b)       First Amendment to Rights Agreement as of August 23, 2001 between Peerless Mfg. Co. and Mellon
               Investor Services, LLC (filed as Exhibit 2 to the Registration Statement of the Company on
               Form 8-A dated August 30, 2001, and incorporated herein by reference).

  10 (m)       Employment Agreement dated February 4, 2002, by and between Richard L. Travis and Peerless
               Mfg. Co., filed herewith.

  10 (n)       Agreement dated February 4, 2002, by and between Richard L. Travis and Peerless Mfg. Co., filed herewith.