Form 10-K
period 2002-06-30
PEERLESS MANUFACTURING CO
filed 2002-09-26
CIK 76954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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


      (Title of Class)                  (Name of each exchange where registered)
COMMON STOCK, $1.00 PAR VALUE                         NASDAQ


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 25, 2002, there were 2,993,134 shares of the registrant's common stock outstanding, of which 2,595,634 shares, with an aggregate market value of $20.6 million (based on the average closing bid and ask price as of such date of $7.95) were held by non-affiliates of the registrant. For the purposes of the above statement, all directors, officers and stockholders owning in excess of 10% of our common stock are presumed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 21, 2002 are incorporated by reference into
Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I

         Item 1.    Business........................................................................... 3

         Item 2.    Properties......................................................................... 7

         Item 3.    Legal Proceedings.................................................................. 8

         Item 4.    Submission of Matters to a Vote
                      of Security Holders.............................................................. 8

PART II

         Item 5.    Market for Registrant's Common Equity and
                      Related Stockholder Matters...................................................... 8

         Item 6.    Selected Financial Data............................................................ 9

         Item 7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................. 10

         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......................... 21

         Item 8.    Consolidated Financial Statements and Supplementary Data........................... 21

         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................... 21
PART III

         Item 10.   Directors and Executive Officers of the Registrant................................. 21

         Item 11.   Executive Compensation............................................................. 21

         Item 12.   Security Ownership of Certain Beneficial Owners and Management..................... 21

         Item 13.   Certain Relationships and Related Transactions..................................... 21

PART IV

         Item 14.   Exhibits, Financial Statement Schedule,
                       and Reports on Form 8-K......................................................... 22

                      Signatures........................................................................23

                      Certifications....................................................................24

                                     PART I

ITEM 1.   BUSINESS

      Peerless Mfg. Co. (the "Company," "Registrant," "Peerless" or "we," "us" or "our") was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. We have three wholly-owned subsidiaries incorporated in Texas, the United Kingdom, and Barbados, respectively. Our executive offices are located at 2819 Walnut Hill Lane, Dallas, TX 75229, our telephone number at that location is (214) 357-6181, and our website may be accessed at www.peerlessmfg.com. Our fiscal year ends on June 30. References herein to "fiscal 2000," "fiscal 2001," "fiscal 2002," and "fiscal 2003" refer to our fiscal years ended June 30, 2000, 2001, 2002, and 2003, respectively.


OPERATING SEGMENTS AND PRODUCTS

      We operate our business through three business segments, the largest of which is our "Selective Catalytic Reduction Systems" business, which accounted for approximately 59% of our revenues in fiscal 2002. In this business segment we design, engineer, manufacture and sell highly specialized products referred to as "SCR Systems". These environmental control systems are used for air pollution abatement by converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil to harmless nitrogen and water vapor. These systems are packaged on skids complete with instruments, controls and related valves and piping, and are totally integrated systems.

      Our other primary business segment is our gas/liquid filtration business, which accounted for approximately 28% of our revenues in fiscal 2002. In this business segment we design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through a piping system. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from the combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.

      In addition to our two primary business segments, we also design, engineer, manufacture and sell packaged boilers and other steam generating equipment through our Texas subsidiary, PMC Acquisition Inc., d/b/a ABCO Industries ("ABCO"). This segment accounted for approximately 13% of our revenues in fiscal 2002. This equipment is used to produce steam, which is used in processes to heat, dry, drive steam turbines, and a variety of other applications. This manufacturing facility is also used to support the manufacturing needs of other Peerless products. The Company, as part of its "restructuring and organizational realignment initiative," will be phasing out of this business segment during fiscal 2003, and redirecting these resources to its other business segments: SCR Systems and gas/liquid filtration segments. In connection therewith, the Company will continue to use this manufacturing facility to produce its other Peerless products. See also sections entitled "Restructuring and Organizational Realignment" and "Backlog," under Item 1 - "Business" section of this Report.

      Although we manufacture and stock a limited number of items of equipment for immediate delivery, the vast majority of our products are designed and constructed for specific customer requirements or specifications. In certain cases, our products and components are designed by us but produced by subcontractors under our supervision.

      Please see Note M - "Industry Segment and Geographic Information," in our Notes to Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report for a further disclosure and discussion of certain financial information with respect to each of our industry segments, SCR Systems, Gas/Liquid Filtration, and Boilers.


RESTRUCTURING AND ORGANIZATIONAL REALIGNMENT

      During the later part of fiscal 2002, the construction of new merchant power plants in this country slowed considerably, as questions as to the real demand for electricity began to surface, coupled with the continued weakness in the U.S. economy. In addition, recent regulatory uncertainties have caused NOx reduction initiatives relating to retro-fit projects to be delayed. These factors resulted in a downturn of new SCR Systems orders during the second half of fiscal 2002, as well as a decrease in new packaged boiler orders, which impacted our backlog at June 30, 2002 (see Item 1 - "Business - Backlog" section of this Report for further discussion on our backlog).

      In response to the slow down of new merchant power plants, continued weakness in the U.S. and global economies, and recent regulatory and political uncertainties, the Company in July 2002 initiated its "restructuring and organizational realignment initiative." The goal of this initiative was designed to reduce costs, streamline operations, and identify and exit certain non-critical, marginally performing operating activities, thereby positioning the Company with a more competitive cost structure vital for its overall long-term success. The plan included, among other things, the consolidation of manufacturing facilities and processes, the scaling down of capacities at the remaining facilities to meet anticipated market requirements and current economic conditions, divesture of non-strategic business units, and the realignment of the organization to focus on the Company's two primary business segments: SCR Systems and gas/liquid filtration. The following actions have taken place through September 23, 2002:

     o The Company has realigned its organizational structure to improve the efficiency and utilization of its manufacturing, engineering and design organizations. As a result, the Company has reduced its workforce by approximately 80 employees, or 23%, and plans to make further reductions in connection with the execution of this initiative during the second quarter of fiscal 2003.

     o In October 2002, the Company plans to close one of its three manufacturing facilities, and transfer the operational activities to its remaining two facilities.

     o The capacities at the remaining two manufacturing facilities will be scaled down to be in line with the anticipated market requirements and current economic conditions.

     o The identification of cost components that can be more economically outsourced, and the consolidation of certain business process outsourcing operations.

     o The suspension of the boiler operations and redirection of these resources to our other two segments.

     o Redeployment of research and development activities to focus on our critical business units.

We expect, after the completion of our restructuring initiatives, during the later part of calendar year 2002, to reduce our annual operating expenses, by approximately $7.1 million. We believe that redirecting our resources to focus on our more profitable segments will give us the flexibility to meet our customer's current and anticipated needs, without sacrificing our ability to expand our business to meet future demands, while at the same time positioning the Company to maximize its current operational efficiencies. The Company plans to continue to look for ways to cut costs and improve its operational performance.

MANUFACTURING AND OUTSOURCING

      Our products are fabricated utilizing a combination of in-house manufacturing, subcontractors and vendors. In fiscal 2001 and 2002, we estimate manufacturing outsourced to subcontractors accounted for a significant percentage of our costs of good sold (approximately 35% in fiscal 2002). We believe that our use of outsourcing relationships provides us with flexibility to rapidly expand or contract manufacturing capacity without increasing capital expenditures. Our subcontractors manufacture products on a fixed-price basis for each project. We regularly review our subcontractor and vendor relationships to ensure quality and workmanship standards and on-time delivery.

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

      We market our products worldwide through manufacturers' representatives who sell on a commission basis under the general direction of an officer of Peerless. We also sell products directly to customers through our internal sales force. Our business activity and revenues have historically not been seasonal, but we have noticed an increase in demand for our SCR Systems during the third and fourth quarters of our last two fiscal years because the demand for these environmental control systems tend to peak during the spring and summer months.

      Boilers supplied by ABCO are sold to industrial, process and utility customers. These products are sold through a number of sales channels including direct to users of the equipment, consulting engineers and OEM's.

      We are not dependent upon any single customer or group of customers in either of our two-primary business segments and ABCO is not dependent upon any single customer or group of customers. The custom-designed and project-specific nature of our business can cause year-to-year variance in our major customers. During fiscal 2002, one customer accounted for approximately 13% of our consolidated revenues, and in fiscal years 2001 and 2000, different customers accounted for approximately 17% and 19% of our total consolidated revenues for each of those years, respectively.

      Sales to international customers have been a part of our business for more than forty years. During fiscal 2002, foreign sales amounted to $15.6 million, or 14.6% of our total consolidated revenues, compared to sales of $9.4 million, or 12.0% of our total consolidated revenues during fiscal 2001. The custom-designed and project-specific nature of our products enables us to sell to any geographic region. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and "Factors That May Affect Our Operating Results and Other Risk Factors" in Item 7 of this Report.

BACKLOG

      Our backlog of uncompleted orders as of June 30, 2002, was approximately $36 million, compared to $68 million as of June 30, 2001. Our backlog as of August 31, 2002, was approximately $36 million. Backlog has been calculated under our normal practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled. Of the $36 million backlog as of June 30, 2002, in excess of 90% is scheduled to be completed by the end of the current fiscal year. For further discussion on our backlog and organizational restructuring, please see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Item 1 - "Business - Restructuring and Organizational Realignment" sections of this Report.


COMPETITION

      There are many U.S. and international competitors with capital and revenues both larger and smaller than us in the manufacturing and selling of SCR Systems, separators and filters. Management believes that performance, reliability and warranty service are the prime competitive factors in our markets. We believe that we strongly compete in these areas and have become a world leader in the industries in which we compete.


PATENTS, LICENSES AND PRODUCT DEVELOPMENT

      We believe that we are an industry leader in designing, engineering and manufacturing efficient, dependable SCR Systems. We also consider ourselves to be highly skilled in the technology required to design and apply our high efficiency vapor/liquid separation and filtration equipment. Our expenditures for new product development and improvements were approximately $576,000 in fiscal year 2002, $621,000 in fiscal 2001, and $848,000 in fiscal 2000. In connection with our restructuring and organizational realignment initiative, we plan to focus our research and development expenditures during the coming year on our strategic business units, as such; we expect product development expenditures to be less than $350,000 in fiscal 2003. See Item 1 - "Business - Restructuring and Organizational Realignment" section of this Report.

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

EMPLOYEES

      At June 30, 2002, Peerless and its subsidiaries had 349 employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have experienced no material labor difficulties during the past year and we believe our employee relations are good.

      As part of the Company's "restructuring and organizational realignment initiatives," the Company has identified several areas for greater operational efficiencies and other areas that can be easily out-sourced. As a result, the Company has significantly reduced the number of its employees since June 30, 2002. As of September 23, 2002, the Company had 269 employees. The Company plans to continue to monitor its requirements in relation to its resources and make additional adjustments as are needed. See also Item 1 - "Business - Restructuring and Organizational Realignment" section of this Report.

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

      Environmental regulations related to NOx emissions resulted in increased sales of our SCR Systems in fiscal years 2002 and 2001. See also "Forward Looking Statements" and "Factors That May Affect Our Operating Results and Other Risk Factors" in Item 7 of this Report. For geographic information see Note M of our Notes to Consolidated Financial Statements attached to this Report.


ITEM 2.   PROPERTIES.

      We own our principal executive offices consisting of approximately 48,000 square feet in Dallas, Texas. This facility is used primarily for our executive offices, as well as for our selling, general and administrative functions. We also own a manufacturing facility consisting of approximately 80,000 square feet in Dallas, Texas, which is used primarily to manufacture our SCR Systems and separation and filtration products. In addition, we own a manufacturing facility in Denton, Texas consisting of approximately 22,000 square feet that is used primarily to manufacture the internal components associated with our separation/filtration products and our nuclear/marine products. We own an approximately 78,000 square feet facility in Abilene, Texas that we used to manufacture our boiler and other ancillary products. In early fiscal 2002, we leased a 3,500 square foot facility in Dallas, Texas that we use as additional office space for our sales and marketing departments. This lease expires in 2003. In addition, we lease approximately 2,200 square feet in Halstead, Essex - England, and 2,800 square feet in Singapore.

      In connection with the Company's restructuring initiatives, the Company, during the second quarter, intends to consolidate its Dallas manufacturing operations into its Abilene facility. The Company feels that this consolidation will potentially reduce the Company's manufacturing costs significantly and will result in increased utilization of its remaining manufacturing facilities. See also Item 1 - "Business - Restructuring and Organizational Realignment" of this Report.

      While we believe our office and manufacturing facilities are adequate and suitable for our present requirements, we will continue to periodically review our space requirements and consolidate and dispose of facilities we no longer require for our business and acquire new space, if our needs so dictate.

      The majority of our facilities are pledged as collateral to secure our obligations under our revolving line of credit facility. Please see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Report.

ITEM 3.   LEGAL PROCEEDINGS

      From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None Submitted


                                     PART II

Unless otherwise indicated, the share, per share and dividend per share information reflected in this report have been adjusted to reflect the Registrant's two-for-one stock split in the form of a stock dividend effective October 18, 2001.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock, par value $1.00 per share, is listed on the Nasdaq National Market under the symbol "PMFG." The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for our common stock as reported by Nasdaq and cash dividends paid per share. The share, per share and cash dividend amounts indicated have been adjusted to reflect the two-for-one stock split effective October 18, 2001.

             FISCAL YEAR                                         HIGH       LOW       CASH DIVIDEND
             -----------                                         ----       ---       -------------
                    2002
                          First Quarter........................ $22.80    $17.20          $ ---
                          Second Quarter.....................    21.81     15.15            ---
                          Third Quarter.......................   18.85     15.75            ---
                          Fourth Quarter.....................    19.50     15.65            ---
                    2001
                          First Quarter........................ $10.90    $ 7.87         $ .0625
                          Second Quarter.....................     9.66      6.13           .0625
                          Third Quarter.......................    7.85      6.25            ---
                          Fourth Quarter.....................    18.50      6.63            ---

The last reported sale price of the Common Stock on NASDAQ on September 24, 2002 was $7.80 per share. As of that date, there were approximately 138 record holders of Common Stock. Cash dividends may be paid, from time to time, on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements, compliance with financial covenants set forth in our bank credit facility and such other factors as the Board of Directors deems appropriate. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Report.

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except share and per share amounts)

      The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended June 30, 2002, which are derived from the audited consolidated financial statements of the Company. The consolidated financial statements and noted thereto as of June 30, 2002 and 2001, and for the years ended June 30, 2002, 2001 and 2000, and the report of Grant Thornton LLP thereon are included elsewhere in this Form 10-K. The selected financial data should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. The earnings per share, dividends per share, and book value per share amounts have been adjusted to give effect to the two-for-one stock split effective October 18, 2001.

                                                     AS OF AND FOR THE YEARS ENDED JUNE 30,
                             ----------------------------------------------------------------------------------------
                               2002       %       2001      %       2000      %      1999      %      1998      %
                             ---------- ------- --------- ------- --------- ------ --------- ------- -------- -------
Operating results:
Revenues                      $107,140   100.0   $78,159   100.0   $58,561  100.0   $40,568   100.0  $43,455   100.0
Cost of revenues                75,918    70.9    54,649    69.9    42,903   73.3    26,296    64.8   28,215    64.9
Gross margin                    31,222    29.1    23,510    30.1    15,658   26.7    14,272    35.2   15,240    35.1
Operating expenses              24,954    23.3    17,608    22.5    13,882   23.7    11,293    27.9   11,595    26.7
Operating income                 6,268     5.9     5,902     7.6     1,776    3.0     2,979     7.3    3,645     8.4
Other income (expenses)            472      .4    -1,027    -1.3      -198    -.3      -133     -.3     -123     -.3
Provision for taxes              2,351     2.2     1,803     2.3       647    1.1       996     2.4    1,072     2.5
Net income                     $ 4,389     4.1   $ 3,072     3.9   $   931    1.6   $ 1,850     4.6  $ 2,450     5.6


Per share data:
Basic earnings per share         $1.47             $1.04             $0.32            $0.63            $0.84
Diluted earnings per share        1.43              1.02              0.32             0.63             0.84
Cash dividends per share                           0.125              0.25             0.25             0.25



Financial position:
Working capital                $17,755           $14,615           $11,938          $11,469          $10,474
Current assets                  41,746            41,731            27,528           20,456           19,795
Total assets                    46,506            46,156            32,121           23,479           22,756
Current liabilities             23,991            27,116            15,590            8,987            9,321
Total liabilities               23,991            28,463            17,372            8,987            9,360
Equity                          22,515            17,693            14,749           14,492           13,396
Book value per share              7.56              6.00              5.05             4.98             4.61

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

      Peerless is a global company providing environmental and separation and filtration products for the abatement of air pollution, the removal of contaminants from gases and liquids, and the cogeneration of electricity, and the manufacturing and sale of packaged boilers through its three principle business segments - SCR Systems, gas/liquid filtration and boilers.

      SCR Systems. In this business segment, our largest, we design, engineer, manufacture and sell highly specialized environmental control systems, which are used for air pollution abatement. These systems convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated systems, complete with instruments, controls and related values and piping, and are packaged on skids.

      Gas/liquid Filtration. In this business segment, our traditional and second principal segment, we design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines.

      Boilers. In our third business segment, we design, engineer, manufacture and sell packaged boilers and other steam generating equipment. This equipment is used to produce steam, used for heating, drying, driving steam engines and a variety of other applications. See also Item 1 - "Business - Restructuring and Organizational Realignment" of this Report for additional discussion on the suspension of this business.


FORWARD-LOOKING STATEMENTS

      From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-K (this "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Factors That May Affect Our Operating Results and Other Risk Factors," as set forth starting on page 17 of this Report.

      The Company does not have, and expressly disclaims, any obligation to release publicly any updates or changes in the Company's expectations or changes in events, conditions, or circumstances on which any forward-looking statement is based.

RESULTS OF OPERATIONS - CONSOLIDATED

      Revenues. For the 2002 fiscal year, net revenues increased approximately $28.9 million, or 37.0%, to $107.1 million when compared to $78.2 million in fiscal 2001. Domestic revenues increased approximately $22.7 million, or 33.0%, from $68.8 million in fiscal 2001 to $91.5 million in fiscal 2002. Foreign revenues increased approximately $6.2 million, or 65.9%, from $9.4 million in fiscal 2001 to $15.6 million in fiscal year 2002. The increase in domestic revenues continued to be mainly attributable to the continued demand for our SCR Systems. The increase in our foreign revenues related primarily to increased demand for our gas/liquid filtration products overseas.

      Net revenues increased approximately $19.6 million, or 33.4%, in fiscal 2001 from $58.6 million in fiscal 2000 to $78.2 million. During fiscal 2001, the increase in our domestic revenues accounted for all of the increase in our net revenues. Domestic revenues increased approximately $23.8 million, or 52.9%, from $45.0 million in fiscal 2000 to $68.8 million in fiscal year 2001. Foreign revenues decreased approximately $4.2 million, or 30.9%, in fiscal 2001 from $13.6 million in fiscal 2000 to $9.4 million. The increase in our domestic revenues during fiscal 2001 was attributable to the increased demand for our SCR Systems, as SCR System revenues increased $24.8 million, or 87%, from $28.5 million in fiscal 2000 to $53.3 million in fiscal 2001.

      The Company's backlog of unfilled orders was approximately $36 million at June 30, 2002, compared to $68 million at June 30, 2001 and $29.0 million at June 30, 2000. The decrease in our backlog, from the prior year-end, is primarily due to the reduction in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate. All of these factors have contributed to planned projects being placed on hold, or new environmental projects being canceled or delayed. These factors resulted in the reduction in SCR Systems orders booked during the second half of fiscal 2002, as well as a decrease in new packaged boiler orders. Regulations related to NOx emissions have in the past resulted in increased sales of our SCR Systems, either through new-source or retro-fit applications, and we would anticipate that this trend will continue in the future. In addition, while the construction of new power plants has seen a significant decline over the past 12 months, there is expected to be a continued demand for our SCR Systems as new power plants are built to replace older less efficient plants, and as regulatory compliance projects are commenced.

      Gross Profit Margin. Our gross profit margins increased $7.7 million, or 32.8%, from $23.5 million in fiscal 2001 to $31.2 million in fiscal 2002. Gross profit margins, as a percentage of sales, decreased from 30.1% for the year ended June 30, 2001 to 29.1% for year ended June 30, 2002. The reduced gross profit percentage was primarily attributable to the increased percentage of our boiler revenues to the Company's total revenues. In fiscal year 2001, boiler revenue represented 3.7% of the Company's total revenue. In fiscal year 2002, this percentage had increased to 13.2%. Traditionally, the Company has recognized a lower margin on its boiler products in relation to its other business segments. Therefore, any shift in the Company's sales mix in any particular period could have an impact on the Company's reported margins for that period. As discussed in Item 1 - "Operating Segments and Products - Restructuring and Organizational Realignment", due to the limited margins that the market is currently allowing for packaged boilers, and the drop in demand for all boiler products, the Company, during fiscal year 2003, will be suspending the operations of its boiler business.

      Gross profit margins increased $7.8 million, or 49.7%, from $15.7 million in fiscal 2000 to $23.5 million in fiscal 2001. As a percentage of revenues, gross profit margins increased from 26.7% in fiscal 2000 to 30.1% in fiscal 2001. This related primarily to the increase in SCR Systems revenues as a percentage of total revenues from 48.7% to 68.2%, as traditionally the margins the Company has been able to realize on its SCR Systems products are higher than the margins it has been able to recognize on its gas/liquid filtration products. This increase was partially offset by start-up costs associated with the Company's introduction of its boiler product line in fiscal 2001.

      Operating Expenses. Operating expenses increased by $7.3 million, or 41.5%, to $25.0 million for fiscal year ended June 30, 2002, compared to $17.6 million for fiscal year 2001. Operational expenses increased $3.7 million, or 26.6%, from $13.9 million for fiscal year 2000 to $17.6 million for fiscal year 2001. Operating expenses, as a percentage of sales, were 23.3%, 22.5%, and 23.7% for fiscal years 2002, 2001 and 2000, respectively. The increase in the amount of operating expenses during both fiscal 2001 and 2002 related to additional engineering and project management costs required for the increased level of SCR Systems revenues and activities. In addition, general and administrative expenses were increased to support the overall increase in revenues. See also
Item 1 - "Business - Restructuring and Organizational Realignment" of this
Report.

      Other Income and Expense. Other income and expense changed by approximately $1.5 million during fiscal year 2002, from a charge to earnings of approximately $1 million for fiscal year 2001, to an addition to income of approximately $500,000 for fiscal year 2002, compared to a charge of approximately $200,000 for fiscal year 2000. The decrease in the current fiscal year and the increase in the past fiscal year related primarily to the amount of interest expense incurred in each year. In fiscal year 2002, interest expense decreased by approximately $777,000 over fiscal 2001, compared to an increase of approximately $628,000 in fiscal year 2001 over fiscal year 2000. The decrease in the Company's interest expense during fiscal year 2002 resulted primarily from having less outstanding under our credit facility during the period, and a lower effective interest rate. Our installment debt of $1.6 million was prepaid in full during the first quarter of fiscal 2002, and our average debt outstanding under our revolving credit facility was approximately $100,000 during fiscal year 2002, compared to an average of $1.8 million and $800,000 under our installment debt, and $5.8 million and $1.4 million outstanding under our revolving credit facility for our fiscal years ended June 30, 2001 and 2000, respectively. In addition to the reduction in the Company's interest expense, the Company during the year had a gain of $84,000 from foreign currency exchange, versus a loss of $155,000 for fiscal year 2001, and realized a gain on the sale of its Carrollton, Texas facilities of approximately $265,000 during the year ended June 30, 2002. For efficiency purposes, the Company consolidated the Carrollton operations into its Dallas, Texas operations.

      Income Taxes. The effective income tax rate in 2002 was approximately 34.9%, versus approximately 37.0% in fiscal 2001 and 41.0% in fiscal 2000. The decrease in our effective tax rate for fiscal year 2002 resulted from the increase in our foreign sales sold through our UK subsidiary, which has a lower effective tax rate, and our increased FSC (foreign sales corporation) sales, which are sold through our Barbados subsidiary. For further discussion related to our income taxes, please see Note K to our Notes to Consolidated Financial Statements attached to this Report.

      Net Earnings. Net earnings increased to approximately $4.4 million for 2002, or an increase of $1.3 million or 41.9% from $3.1 million for fiscal year 2001. Basic earnings per share increased from $1.04 per share for 2001, to $1.47 per share for 2002. Diluted earnings per share increased from $1.02 per share for 2001, to $1.43 per share for 2002. For fiscal year 2001, net earnings increased $2.1 million, or an increase of 229.9% from $931,000 for fiscal year 2000. Basic earnings per share increased from $.32 per share for fiscal 2000, to $1.04 per share for 2001. Diluted earnings per share increased from $.32 per share for 2000, to $1.02 per share for 2001.

RESULTS OF OPERATIONS - SEGMENTS

      We are organized on a global basis along the following three lines of business: SCR Systems, gas/liquid filtration and boilers. Previously, the Company had two reportable segments - SCR Systems and gas/liquid filtration. Segment information for fiscal years 2001 and 2000 have been restated on a comparable basis with fiscal year 2002.

     Revenues. The following table displays revenues by reportable segment (dollars in thousands).


                                                            FISCAL YEAR ENDED JUNE 30,
                                         --------------------------------------------------------------------
                                                2002          %           2001        %        2000        %
                                         ------------ ---------- -------------- -------- ----------- --------
               Revenues
                 SCR Systems                $ 63,493       59.3        $53,329     68.2     $28,533     48.7
                 Gas/liquid filtration        29,443       27.5         21,949     28.1      29,990     51.2
                 Boilers                      14,204       13.2          2,881      3.7          38       .1
                                         ------------ ---------- -------------- -------- ----------- --------
                    Total                   $107,140      100.0        $78,159    100.0     $58,561    100.0
                                         ============ ========== ============== ======== =========== ========


      Revenues from our SCR systems increased $10.2 million, or 19.1%, in fiscal 2002, and $24.8 million, or 87.0% in fiscal 2001. This segment is impacted in a large degree by the demand for new power and compliance with various NOx reduction regulations. The increase in SCR Systems revenue during fiscal 2001 and fiscal 2002 related primarily to the increase in the construction of new merchant power plants in this country to meet the anticipated demand for electricity. During the later part of fiscal 2002, the construction of new merchant power plants in this country slowed considerably, as questions as to the real demand for electricity began to surface, coupled with the continued weakness in the U.S. economy. In addition, recent regulatory uncertainties have caused NOx reduction initiatives relating to retro-fit projects to be delayed. These factors resulted in the downturn of new orders during the second half of fiscal 2002. As a result, revenues from this segment are anticipated to be significantly lower for fiscal year 2003. However, the Company feels that the market for its SCR Systems products will improve once the demand, regulatory, and economic issues are resolved.

      Gas/liquid filtration revenues increased by $7.5 million, or 34.2% in fiscal 2002 and decreased $8.0 million, or 26.8% in fiscal 2001. The increase and decrease in fiscal years 2002 and 2001, respectively, related primarily to the increase and decrease in the foreign demand for these products over these years.

      Boiler revenues during fiscal year 2002 increased $11.3 million over fiscal year 2001. Fiscal 2001 boiler revenues increased $2.8 million over fiscal 2000. The Company entered into the boiler market in the later part of fiscal year 2001. However, given the relatively low margins that are obtainable on packaged boiler products, the Company has decided to suspend the operations of its boiler segment during fiscal 2003, and to re-deploy these assets to service its other two segments. For further discussion, see also Item 1 - "Business - Restructuring and Organizational Realignment" of this Report.

      Segment Profit (Loss). Management uses segment profit (loss), which consists of segment revenues less segment costs and expenses before allocation of general and administrative costs to measure segment profit or loss. In the past, the Company did not allocate its unabsorbed manufacturing costs to each individual segment. Starting in fiscal year 2002, the Company started allocating all costs associated with the manufacture, sale and design of its products to each segment. The Company does not allocate its general and administrative expenses to its individual segments. Therefore, fiscal 2001 and 2000 segment profit and loss information has been restated to conform to the fiscal year 2002 presentation. The following table displays segment profit (loss) by reportable segment (dollars in thousands).


                                                                      FISCAL YEAR ENDED JUNE 30,
                                                                   ----------------------------------
                                                                          2002        2001       2000
                                                                    ----------- ----------- ----------
              SEGMENT PROFIT (LOSS)
                SCR Systems                                           $12,653     $12,385     $3,793
                 Gas/liquid filtration                                  2,592       1,741      2,634
                 Boilers                                               -1,189      -2,327       -805
                                                                   ----------- ----------- ----------
                    Segment profit (loss)                              14,056      11,799      5,622
                 Unallocated general and administrative
                       expenses                                        -7,788      -5,897     -3,846
                                                                   ----------- ----------- ----------
                 Operating income                                     $ 6,268      $5,902     $1,776
                                                                   =========== =========== ==========


      SCR Systems segment profit in fiscal 2002 increased $268,000, or 2.2% over fiscal 2001. Segment profit in fiscal 2001 increased $8.6 million, or 226.5% over fiscal 2000. As a percentage of SCR Systems revenue, segment profit in SCR Systems was 19.9%, 23.2% and 13.3%, in fiscal years 2002, 2001 and 2000, respectively. The decline in the SCR Systems segment profit as a percentage of sales in the current year related primarily to the addition of engineering and project management personnel to support the increased level of SCR System revenue and the increased complexity of assignments, and lower overall margins due to increased competition in the marketplace.

      Gas/liquid filtration segment profit in fiscal year 2002 increased $851,000, or 48.9% over fiscal 2001. Segment profit in fiscal year 2001 decreased $893,000, or 33.9% over fiscal year 2000. As a percentage of gas/liquid filtration revenue, segment profit in gas/liquid filtration was 8.8%, 7.9%, and 8.8%, in fiscal years 2002, 2001 and 2000, respectively. The increase and decrease in the gas/liquid filtration segment profit relates directly to the increase and decrease in the segment's revenues.

      The boiler segment recorded a segment loss for fiscal year 2002 of approximately $1.2 million, which was a decrease of $1.1 million from fiscal year 2001 loss of approximately $2.3 million. This reduction related directly to the increase in boiler segment revenues from $2.9 million in fiscal year 2001, to $14.2 million in fiscal year 2002. See also Item 1 - "Business - Restructuring and Organizational Realignment" of this Report.

FINANCIAL POSITION

      Assets. Total assets increased to $47 million at June 30, 2002, up from $46 million at June 30, 2001. The increase in total assets is primarily comprised of an approximate $2.9 million increase our cost and earnings in excess of billings on uncompleted contracts and an approximate increase of $1.6 million in our inventory, offset by a $3.5 million decrease in our receivables. At June 30, 2002, we held cash and short-term investments of $1.7 million, had working capital of $17.8 million, and a current ratio of 1.73-to-1.00. This compares with cash and short-term investments of $2.9 million, $14.6 million in working capital, and a current ratio of 1.54-to-1.00 at June 30, 2001.

      Liabilities and Shareholders' Equity. Total liabilities decreased by approximately $4.5 million to $24.0 million at June 30, 2002, from $28.5 million at June 30, 2001. This related primarily from the Company paying off its long-term debt during the period, approximately $1.6 million, and a reduction in billings in excess of costs and earnings on uncompleted contracts of approximately $5.4 million at June 30, 2002, offset by an increase in trade accounts payable of approximately $2.3 million. Our total liabilities-to-equity ratio decreased from 1.6-to-1.0 at June 30, 2001, to 1.1-to-1.0 at June 30, 2002, reflecting the reduction in our liabilities and the increase in our equity.

      Shareholders' equity increased by approximately $4.8 million, from approximately $17.7 million at June 30, 2001 to $22.5 million at June 30, 2002. This increase related primarily to our earnings for the year of approximately $4.4 million.


LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents were $1.4 million as of June 30, 2002, and approximately $2.8 million as of September 20, 2002. Cash provided by operating activities during fiscal year ended June 30, 2002 was $1.4 million, compared to $8.5 million for fiscal year ended June 30, 2001.

      Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of certain project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At June 30, 2002, the balance of these working capital accounts was $18.0 million compared to $15.5 million at June 30, 2001, reflecting an increase of our investment in these working capital items of $2.5 million. In addition, we used cash to increase our inventories and reduce our accrued liabilities, which was offset by our earnings during the period.

      Cash used in investing activities was approximately $1.2 million for fiscal year 2002, compared to approximately $343,000 for fiscal 2001. The increase in cash used for the period related to a net increase in purchases of property and equipment, which related primarily to refurbishments of our Abilene facility and new technology equipment, which was offset by the proceeds from the sale of our Carrollton, Texas facility during fiscal 2002.

      We used approximately $1.4 million in cash related to our financing activities during fiscal 2002, compared to cash provided by financing activities of approximately $6.3 million for fiscal year ended June 30, 2001. The current usage related to the payment in full of our installment debt on our Abilene, Texas facility of $1.6 million, offset by the proceeds from the issuance of common stock, pursuant to employee stock options, of approximately $236,000.

      We maintain a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or eurodollar rate plus or minus an applicable margin (prime - less .25%, eurodollar - plus 2.65%), and is secured by substantially all of our assets. The margin factor is subject to a reduction schedule based on the Company's obtainment of certain financial performance criteria. As of June 30, 2002, we had no outstanding balances under the credit line, and $3.2 million outstanding under letters of credit, leaving us with $6.8 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

      We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity. See also Item 1 - "Business - Restructuring and Organizational Realignment" of this Report.

CRITICAL ACCOUNTING POLICIES

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

      Certain of our accounting policies require higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, and accrual for estimated warranty costs. Our policy and related procedures for revenue recognition on long-term contracts and accrual of warranty costs are summarized below. In addition, Note A to the Consolidated Financial Statements includes further discussion on our significant accounting policies.

      Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months in duration. In connection with these contracts, we follow the guidance contained in AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is recognized as "costs and earnings in excess of billings on uncompleted contracts" or "billings in excess of costs and earnings on uncompleted contracts."

      When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. The Company continually updates its estimates of costs and status of each process with its subcontractors and its manufacturing plants. When it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income. The impact of revisions in contract estimates are recognized on a cumulative catch up basis in the period in which the revisions are made. In addition, significant portions of the Company's costs are subcontracted under fixed-price arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, customer change specifications, and other factors can affect our cost estimates. While we attempt to reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.

      Product Warranty. We offer warranties on various lengths to our customers depending upon the specific product and terms of the customer product agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependent upon the product involved and customary practices. Our typical warranties require us to repair or replace defective product during the warranty period at no cost to the customer. We attempt to obtain back-up concurrent warranties for major component parts from our suppliers. As of the balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, the estimated liability for product warranties could differ from future actual warranty costs due to a number of factors.


NEW ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board issued FAS 141 "Business Combinations" ("FAS 141") and FAS 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination initiated after June 30, 2001. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. While the Company will adopt FAS 142 for its fiscal year 2003, it will not have an impact on our current operations as all of the Company's goodwill is fully amortized.

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


FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND OTHER RISK FACTORS

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

      CHANGES IN THE POWER GENERATION INDUSTRY AND/OR THE ECONOMY COULD HAVE AN ADVERSE IMPACT ON OUR SALE OF SCR SYSTEMS AND OUR OPERATING RESULTS.

      The demand for our SCR Systems depends to an extent on the continued construction of power generation plants and upgrade of existing power plants. In the current year, approximately 59% of our consolidated revenues were from sales of SCR Systems for new and refurbished power plants. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our SCR Systems segment revenues and our results of operations. See sections entitled "Restructuring and Organizational Realignment" and "Backlog" in Item 1 - "Business" of this Report.

      CHANGES IN CURRENT ENVIRONMENTAL LEGISLATION COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR SCR SYSTEMS AND ON OUR OPERATING RESULTS.

      Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health have played a part in the increased use of SCR Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. Our SCR Systems business is primarily regulatory driven. This business will be adversely impacted to the extent that current regulations to significantly reduce the level of required NOx reduction are repealed, amended or implementation dates delayed or to the extent that regulatory authorities minimize enforcement.

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

      WE FREQUENTLY ENTER INTO FIXED-PRICED CONTRACTS. IF OUR ACTUAL COSTS EXCEED OUR ORIGINAL ESTIMATES, OUR PROFITS WILL BE REDUCED.

      The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increases in the cost, or shortages, of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers' or subcontractors' failure to perform. These factors may also delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts will negatively impact our profits.

      OUR BACKLOG MAY NOT BE INDICATIVE OF OUR FUTURE REVENUE.

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

      OUR ABILITY TO CONDUCT BUSINESS OUTSIDE THE UNITED STATES MAY BE ADVERSELY AFFECTED BY FACTORS OUTSIDE OUR CONTROL AND OUR REVENUES AND PROFITS FROM INTERNATIONAL SALES COULD BE ADVERSELY IMPACTED.

      In fiscal 2002, approximately 15.0% of our revenue was derived from sales outside the United States. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside the United States.

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

      We provide warranties on our products generally for terms of three years or less. These warranties require us to repair or replace faulty products, meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for our estimate of potential warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate such a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products and could adversely affect our reputation.

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

      THE TERMS AND CONDITIONS OF OUR CREDIT FACILITY IMPOSE RESTRICTIONS ON OUR OPERATIONS. WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL, IF NEEDED.

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

      Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, or the refinancing of our revolving credit facility, and cash provided by operating activities, would provide sufficient funds to finance capital expenditures, working capital and otherwise meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources".

      OUR BUSINESS IS SUBJECT TO RISKS OF TERRORIST ACTS AND ACTS OF WAR.

      Terrorist acts and acts of war may disrupt our operations, as well as our customers operations. The recent terrorist attacks on September 11, 2001, have created economic and political uncertainties and have intensified the global economic downturn that we are currently facing. Any future terrorist activities, or any continued military or security operations could further weaken the global economy and create additional uncertainties forcing our customers to further reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.

      OUR COMMON STOCK IS THINLY TRADED, WHICH MAY RESULT IN LOW LIQUIDITY.

      The daily trading volume of our common stock is relatively low and therefore the liquidity and appreciation in our stock may not meet our shareholders' expectations. The market price of our common stock could be adversely impacted as a result of sales by our existing shareholders of a large number of shares of our common stock in the market, or the perception that such sales could occur.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to foreign currency and interest rate risk. We currently have not entered into any derivative transactions as a means of hedging our exposure to interest rate risks. In addition, we have not, in the past, entered into derivative transactions to hedge our foreign balance sheet accounts or anticipated revenues. As a result, these assets and revenues are currently subject to foreign currency fluctuations. While we are not currently in a borrowing position, and the assets and anticipated revenues (backlog) which are subject to foreign currency fluctuations are relatively immaterial ($5 million in assets and $4 million in backlog), and in currencies historically not subject to significant fluctuations, the Company will continue to monitor its exposure in these areas.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this Item begins on page 25 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.    EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      All information required by Items 10, 11, 12 and 13, is incorporated by reference to the definitive proxy statement for our Annual Meeting of Shareholders to be held on or about November 21, 2002, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                    ON FORM 8-K.

 (A)(1)  FINANCIAL STATEMENTS

          See Index to Consolidated Financial Statements of Peerless Mfg. Co. and Subsidiaries on page 25 of this Report.

 (A)(2)  FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule of Peerless Mfg. Co. and subsidiaries is included.

                 Schedule II - Valuation and Qualifying Accounts - see page 48 of this Report.

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements or notes thereto.

 (A)(3)  EXHIBITS

          See Index to Exhibits on page 49 of this Report.

 (B)      REPORTS ON FORM 8-K

         No reports of the Registrant on Form 8-K have been filed with the SEC during the three months ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEERLESS MFG. CO.

                                    By: /s/ Sherrill Stone
                                    --------------------------------------------
                                    Sherrill Stone, Chairman of the Board,
                                    President and Chief Executive Officer
Date: September 26, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2002.


/s/ Sherrill Stone                          Chairman of the Board, President and
---------------------------                 Chief Executive Officer
Sherrill Stone


/s/ Richard L. Travis, Jr.                  Vice President and Chief Financial
---------------------------                 Officer (Principal Financial and
Richard L. Travis, Jr.                      Accounting Officer)


/s/ Donald A. Sillers, Jr.                  Director
---------------------------
Donald A. Sillers, Jr.


/s/ J. V. Mariner, Jr.                      Director
---------------------------
J. V. Mariner, Jr.


/s/ Bernard S. Lee                          Director
---------------------------
Bernard S. Lee


/s/ R. Clayton Mulford                      Director
---------------------------
R. Clayton Mulford

                                 CERTIFICATIONS


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

     I, Sherrill Stone, certify that:

     (1) I have reviewed this Annual Report on Form 10-K of Peerless Mfg. Co.;

     (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.


Date: September 26, 2002
                                 /s/ Sherrill Stone
                                ------------------------------------------
                                Sherrill Stone, Chief Executive Officer -
                                Principal Executive Officer



CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

     I, Richard L. Travis, certify that:

     (1) I have reviewed this Annual Report on Form 10-K of Peerless Mfg. Co.;

     (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.


Date: September 26, 2002
                                  /s/ Richard L. Travis, Jr.
                                  ---------------------------------------------
                                  Richard L. Travis, Vice President and
                                  Chief Financial Officer - Principal Financial Officer

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
Report of Independent Certified Public Accountants..........................................................26

Consolidated Balance Sheets at June 30, 2002 and 2001.......................................................27

Consolidated Statements of Earnings for the years ended June 30, 2002, 2001 and 2000........................29

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2002, 2001, and 2000..................................................................................................30

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000......................31

Notes to Consolidated Financial Statements..................................................................33

Report of Independent Certified Public Accountants on Financial Schedule....................................47

Schedule II -- Valuation and Qualifying Accounts............................................................48

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Peerless Mfg. Co.


We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ Grant Thornton LLP

Dallas, Texas
August 30, 2002

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




ASSETS

                                                                                                JUNE 30,
                                                                                   ----------------------------------
                                                                                         2002              2001
                                                                                   ------------------ ---------------
Current assets:
  Cash and cash equivalents                                                                  $ 1,386          $2,577
  Short-term investments                                                                         307             300
  Accounts receivable-principally trade, net of allowance for uncollectible accounts of $354 and $297 in 2002 and
      2001, respectively                                                                      25,506          28,987
Inventories                                                                                    3,671           2,084

Costs and earnings in excess of billings
  on uncompleted contracts                                                                     9,218           6,328
Deferred income taxes                                                                            933             704
Other                                                                                            725             751
                                                                                             -------          ------
            Total current assets                                                              41,746          41,731
Property, plant and equipment - at cost,
   less accumulated depreciation                                                               4,152           3,365
Deferred income taxes                                                                             17               -
Other assets                                                                                     591           1,060
                                                                                             -------          ------
                     Total assets                                                            $46,506         $46,156
                                                                                             =======         =======








          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  JUNE 30,
                                                                                   ------------------------------------
                                                                                           2002               2001
                                                                                   ------------------ -----------------
Current liabilities:
  Accounts payable - trade                                                                  $ 12,545          $ 10,172
  Current maturities of long-term debt                                                             -               400
  Billings in excess of costs and earnings
   on uncompleted contracts                                                                    4,231             9,618
  Commissions payable                                                                            1,556             1,443
  Income taxes payable                                                                             766             1,754
  Accrued expenses
     Compensation                                                                              2,348             1,816
     Other                                                                                     2,545             1,913
                                                                                            --------          --------
           Total current liabilities                                                          23,991            27,116

Long-term debt, net of current maturities                                                          -             1,200

Deferred income taxes                                                                              -               147

Stockholders' equity:
   Common stock - authorized, 10,000,000
      shares of $1 par value; issued and
      outstanding, 2,991,134 and 2,954,984
      shares in 2002 and 2001, respectively                                                    2,991             2,954
   Additional paid-in capital                                                                  1,720             1,327
   Unamortized value of restricted stock grants                                                  (16)              (35)
   Accumulated other comprehensive loss                                                          (82)              (66)
   Retained earnings                                                                          17,902            13,513
                                                                                            --------          --------
           Total stockholders' equity                                                         22,515            17,693
                                                                                            --------          --------
           Total liabilities and stockholders' equity                                       $ 46,506          $ 46,156
                                                                                            ========          ========


           See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)


                                                                                  YEAR ENDED JUNE 30,
                                                                     ----------------------------------------------
                                                                          2002               2001          2000
                                                                     ---------------- -------------- --------------
Net sales                                                                  $ 107,140        $78,159        $58,561
Cost of goods sold                                                            75,918         54,649         42,903
                                                                           ---------        -------        -------

                       Gross profit                                           31,222         23,510         15,658

Operating expenses:
     Marketing                                                                 8,933          6,613          5,636
     Engineering                                                               8,233          5,098          4,400
     General and administrative                                                7,788          5,897          3,846
                                                                           ---------        -------        -------
                                                                              24,954         17,608         13,882
                                                                           ---------        -------        -------
                       Operating profit                                        6,268          5,902          1,776
                                                                           ---------        -------        -------

Other income (expense)
     Interest income                                                             106            101             38
     Interest expense                                                            (31)          (808)          (180)
     Foreign exchange losses                                                      84           (155)            (7)
     Other, net                                                                  313           (165)           (49)
                                                                           ---------        -------        -------
                                                                                 472         (1,027)          (198)
                                                                           ---------        -------        -------
                       Earnings before income taxes                            6,740          4,875          1,578

Income tax expense (benefit)
     Current                                                                   2,744          2,265            725
     Deferred                                                                   (393)          (462)           (78)
                                                                           ---------        -------        -------
                                                                               2,351          1,803            647
                                                                           ---------        -------        -------
                       Net earnings                                         $ 4,389         $ 3,072         $  931
                                                                           =========        =======        =======

Earnings per common share - basic                                            $  1.47        $  1.04         $ 0.32
                                                                           =========        =======        =======

Earnings per common share - diluted                                          $  1.43        $  1.02         $ 0.32
                                                                           =========        =======        =======



           See accompanying notes to consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                            ACCUMULATED
                                                 $1 PAR                 UNAMORTIZED VALUE     OTHER                         TOTAL
                                                 COMMON      PAID-IN     OF RESTRICTED     COMPREHENSIVE  RETAINED      STOCKHOLDER
                                                 STOCK       CAPITAL     STOCK GRANTS      INCOME (LOSS)  EARNINGS           EQUITY
                                              ----------    ---------   -----------------  -------------  --------      -----------
Balances at June 30, 1999 ..............      $  1,452       $  2,540       $     (4)      $   (104)      $ 10,608       $ 14,492

Net earnings ...........................          --             --             --             --              931            931
Foreign currency translation adjustment           --             --             --              (45)          --              (45)
                                                                                                                         --------
       Total comprehensive income                                                                                             886
Dividends ($.50 per share) .............          --             --             --             --             (730)          (730)
Stock options exercised ................             9             75           --             --             --               84
Issuance of restricted stock grants ....             7             74            (81)          --             --             --
Amortization of restricted stock grants           --             --               14           --             --               14
Income tax benefit related to restricted
   Stock plan ..........................          --                3           --             --             --                3
                                              --------       --------       --------       --------       --------       --------
Balances at June 30, 2000 ..............         1,468          2,692            (71)          (149)        10,809         14,749
Net earnings ...........................          --             --             --             --            3,072          3,072
Foreign currency translation adjustment           --             --             --               83           --               83
                                                                                                                         --------
       Total comprehensive income                                                                                           3,155
Dividends ($.50 per share) .............          --             --             --             --             (368)          (368)
Forfeiture of restricted stock grants ..            (1)            (9)          --             --             --              (10)
Stock options exercised ................            10            111           --             --             --              121
Amortization of restricted stock grants           --             --               36           --             --               36
Income tax benefit related to restricted
  Stock plan ...........................          --               10           --             --             --               10
                                              --------       --------       --------       --------       --------       --------
Balances at June 30, 2001 ..............         1,477          2,804            (35)           (66)        13,513         17,693
Net earnings ...........................          --             --             --             --            4,389          4,389
Foreign currency translation adjustment           --             --             --              (16)          --              (16)
                                                                                                                         --------
       Total comprehensive income ......                                                                                    4,373
Stock split (2-for-1) ..................         1,477         (1,477)          --             --             --             --
Stock options exercised ................            37            180           --             --             --              217
Amortization of restricted stock grants           --             --               19           --             --               19
Income tax benefit related to restricted
  stock plan ...........................          --              213           --             --             --              213
                                              --------       --------       --------       --------       --------       --------
Balances at June 30, 2002 ..............      $  2,991       $  1,720       $    (16)      $    (82)      $ 17,902       $ 22,515
                                              ========       ========       ========       ========       ========       ========


           See accompanying notes to consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                    YEAR ENDED JUNE 30,
                                                                                    -----------------------------------------------
                                                                                         2002            2001            2000
                                                                                    --------------- ---------------- --------------
Cash flows from operating activities:
     Net earnings ...............................................................      $  4,389       $  3,072       $    931
     Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
           Depreciation and amortization ........................................           682            566            490
           Deferred income taxes ................................................          (393)          (462)           (78)
           Foreign exchange (gain) loss..........................................           (84)           155              7
           Gain on sale of property .............................................          (267)          --               --
           Other ................................................................           346            127             (1)
     Changes in operating assets and liabilities
             Accounts receivable ................................................         3,372        (16,823)          (124)
             Inventories ........................................................        (1,586)         1,236            443
             Cost and earnings in excess
                of billings on uncompleted contracts ............................        (2,890)         3,392         (6,644)
             Other current assets ...............................................            12            (47)            74
             Other assets .......................................................           476            (45)          (223)
             Accounts payable ...................................................         2,408          3,703            845
             Billings in excess of costs
                and earnings on uncompleted contracts ...........................        (5,387)         9,254           (209)
             Commissions payable ................................................           113            458           (220)
             Accrued expenses ...................................................           187          3,917              8
                                                                                      ---------      ---------      ---------
                                                                                         (3,011)         5,431         (5,632)
                                                                                      ---------      ---------      ---------
Net cash provided by (used in)
    operating activities ........................................................         1,378          8,503         (4,701)
Cash flow from investing activities
     Net purchases of short-term investments ....................................            (7)           (27)          --
     Purchase of property and equipment .........................................        (1,561)          (316)        (1,879)
     Proceeds from sale of property .............................................           405           --             --
                                                                                      ---------      ---------      ---------
Net cash used in investing activities ...........................................        (1,163)          (343)        (1,879)
Cash flows from financing activities
     Sale of common stock .......................................................           236            121             84
     Net changes in lines of credit .............................................          --           (5,800)         5,800
     Advances on long-term borrowings ...........................................          --             --            2,827
     Payments on long-term borrowings ...........................................        (1,600)          (227)        (1,000)
     Dividends paid .............................................................          --             (368)          (729)
                                                                                      ---------      ---------      ---------
Net cash provided by (used in)
     financing activities .......................................................      $ (1,364)      $ (6,274)      $  6,982
Effect of exchange rate changes on
     cash and cash equivalents ..................................................           (42)           130            (52)
                                                                                      ---------      ---------      ---------
Net increase (decrease) in cash and cash
     equivalents ................................................................        (1,191)         2,016            350

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)


                                                                     YEAR ENDED JUNE 30,
                                                      -----------------------------------------------
                                                        2002               2001                 2000
                                                      ------               ----                 ----
Cash and cash equivalents at
     beginning of year.................                2,577                  561                  211
                                                      ------               ------               ------
Cash and cash equivalents at
     end of year ......................               $1,386               $2,577               $  561
                                                      ======               ======               ======

Supplemental information on cash flows:
Interest paid .........................               $  123               $  744               $  150
Income taxes paid .....................               $3,402               $  105               $  781






      See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)



NOTE A.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEPRECIABLE ASSETS

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (generally 3 to 7 years), principally by the straight-line method. The cost of maintenance and repairs is expensed as incurred and significant renewals and betterments are capitalized.

WARRANTY COSTS

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the revenue is recognized based on historical experience, expectation of future conditions, and the extent of backup concurrent supplier warranties in place.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The percentage-of-completion is estimated on factors appropriate to the specific order. Revenue and cost are recognized in the Statements of Earnings based on the resulting percentage of total anticipated revenue and cost.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short-term nature of these items. The carrying amount of debt approximates fair value because all debt has interest rates tied to market.

STOCK SPLIT

In September 2001 the board of directors approved a two-for-one stock split of the Company's common stock effected in the form of a 100% stock dividend, which was distributed on October 18, 2001, to shareholders of record on October 8, 2001. All share and per share amounts have been restated to give retroactive effect to the stock split. In addition, all references in the Consolidated Financial Statements and Notes to Consolidated Financial Statements, to weighted average number of shares, per share amounts, cash dividends, and market prices of the Company's common stock have been restated to give retroactive recognition to the stock split.

USE OF ESTIMATES

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE B.    BUSINESS COMBINATION

On February 25, 2000, the Company purchased substantially all of the assets of ABCO Industries, Inc. (ABCO) for approximately $1,700. No goodwill resulted from the acquisition. ABCO is in the business of designing and manufacturing industrial boilers.


NOTE C.   CONCENTRATIONS OF CREDIT RISK

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

For the year ended June 30, 2002, sales to one customer accounted for approximately 13% of revenues.

For the year ended June 30, 2001, sales to one customer accounted for approximately 17% of revenues.

For the year ended June 30, 2000, sales to one customer accounted for approximately 19% of revenues.


NOTE D.   INVENTORIES

         Principal components of inventories are as follows:

                                          JUNE 30,
                               ---------------------------
                                  2002               2001
                               -------              ------
Raw materials ..               $2,201               $1,151
Work in progress                1,085                  583
Finished goods                    385                  350
                               ------               ------
                               $3,671               $2,084
                               ======               ======

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE E.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:


                                                                  JUNE 30,
                                                         -------------------------
                                                               2002         2001
                                                         ------------ ------------
 Buildings                                                    $3,806      $ 3,791
 Equipment                                                     4,058        3,300
 Furniture and fixtures                                        2,879        2,404
                                                              ------      -------
                                                              10,743        9,495
     Less accumulated depreciation                            (7,403)      (7,035)
                                                              ------      -------
                                                               3,340        2,460
 Land                                                            812          905
                                                              ------      -------
                                                              $4,152      $ 3,365
                                                              ======      =======

Depreciation expense for the years ended June 30, 2002, 2001 and 2001 totaled $682, $566, $490, respectively.


NOTE F.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

      The components of uncompleted contracts are as follows:

                                                                        JUNE 30,
                                                          --------------------------------
                                                            2002                    2001
                                                          ---------               --------
Costs incurred on uncompleted contracts and
  estimated earnings                                      $ 42,371                $ 30,716
Less billings to date                                      (37,384)                (34,006)
                                                          --------                --------
                                                          $  4,987                $ (3,290)
                                                          ========                ========

      The components of uncompleted contracts are reflected in the balance sheet at December 21, 2002 and 2001 as follows:

                                                                      JUNE 30,
                                                          -------------------------------
                                                            2002                   2001
                                                          --------               --------
Costs and earnings in excess of billings on
   uncompleted contracts                                  $ 9,218                $ 6,328
Billings in excess of costs and earnings on
   uncompleted contracts                                   (4,231)                (9,618)
                                                          -------                -------
                                                          $ 4,987                $(3,290)
                                                          =======                =======

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)



NOTE G.   LINES OF CREDIT



Currently we maintain a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or eurodollar rate plus or minus an applicable margin (prime - less 0.25%, eurodollar - plus 2.65%), and is secured by substantially all of our assets. The margin factor is subject to a reduction schedule based on the Company's obtainment of certain financial performance criteria. As of June 30, 2002, we had no outstanding balance under the credit line, and $3.2 million outstanding under letters of credit, leaving us with $6.8 million of availability under the facility. We pay an annual commitment fee of 0.25% of the unused balance under the credit line. The credit line contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, additional debt, and other customary covenants.

As of June 30, 2001, we maintained two separate short-term lines of credit, each in the amount of $5.5 million. As of June 30, 2001, we had no outstanding balance under the credit lines and $2.0 million outstanding under letters of credit, leaving us with $9.0 million of availability under the revolving credit lines.


NOTE H.   LONG-TERM DEBT

As of June 30, 2001, we had a $2.0 million installment note payable, bearing interest at prime plus 2.5%. This note was utilized to finance the ABCO acquisition in early 2000. At June 30, 2001, we had $1.6 million outstanding on the ABCO installment note, all of which was prepaid in full in July 2001.


NOTE I.   STOCKHOLDERS' EQUITY

The Company had a 1985 restricted stock plan (the 1985 Plan), which expired in December 2000, under which 150,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan generally vest ratably over a three to five-year period. The Company awarded 13,000 shares (fair value at date of grant of $80) in fiscal 2000. Compensation expense for stock grants is charged to earnings over the restriction period and amounted to $19, $36 and $14 in fiscal 2002, 2001, and 2000, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.

In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 240,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. At June 30, 2002, 10,900 shares of common stock were available for issuance under the 1995 Plan.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE I.   STOCKHOLDERS' EQUITY - CONTINUED

In January 2002, the Company adopted a stock option and restricted stock plan (the 2001 Plan), which provides for a maximum of 250,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. At June 30, 2002, 184,500 shares of common stock were available for issuance under the 2001 Plan.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123. It applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for stock options issued and, therefore, does not recognize compensation expense for stock options granted at or greater than market value. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS 123, the effect on net earnings and earnings per share would have been as follows:


                                                            YEAR ENDED JUNE 30,
                                         -------------------------------------------------------
                                           2002                    2001                 2000
                                         ---------               ---------            ----------
Net earnings - as reported               $   4,389               $   3,072            $      931
Net earnings - pro forma .                   4,274                   3,066                   836

Basic earnings per share
As reported ..............                    1.47                    1.04                  0.32
Pro forma ................                    1.44                    1.02                  0.28

Diluted earnings per share
As reported ..............                    1.43                    1.02                  0.32
Pro forma ................                    1.39                    1.00                  0.28


The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 48% to 49% for fiscal 2002, 62% to 74% for fiscal 2001, and 41% to 44% for fiscal 2000; risk-free interest rates ranging from 4.2% to 4.4% for fiscal 2002, 5.0% to 5.8% for fiscal 2001 and 6.2% to 6.8%
for fiscal 2000; dividend yield of 0%, 0% and 4.2% in fiscal 2002, 2001 and 2000, respectively; and expected lives of five to seven years.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE I.   STOCKHOLDERS' EQUITY - CONTINUED

Additional information with respect to options outstanding under the plan is as follows:

                                                   Number of              Weighted
                                                    shares                average
                                                  underlying              exercise
           Stock Options                            options                price
           -------------                          ----------              --------
Outstanding at June 30, 1999 .......                120,000                    5.26
Granted ............................                 85,600                    6.00
Exercised ..........................                (18,000)                   4.67
Canceled ...........................                (28,000)                   6.06
                                                   --------
Outstanding at June 30, 2000 .......                159,600                    5.59
Granted ............................                 61,000                    6.35
Exercised ..........................                (21,000)                   5.80
Canceled ...........................                (17,000)                   5.89
                                                   --------
Outstanding at June 30, 2001 .......                182,600                    5.79
Granted ............................                 68,500                   19.17
Exercised ..........................                (36,150)                   5.96
Canceled ...........................                 (3,000)                  19.50
                                                   --------
Outstanding at June 30, 2002 .......                211,950                    9.89
                                                   ========                   =====
Options exercisable at June 30, 2000                126,350                    5.57
                                                   ========                   =====
Options exercisable at June 30, 2001                135,350                    5.65
                                                   ========                   =====
Options exercisable at June 30, 2002                129,700                    7.07
                                                   ========                   =====


Weighted average fair value per share of options granted:

            Year ended June 30, 2000                              $1.97
            Year ended June 30, 2001                              $3.99
            Year ended June 30, 2002                              $9.00

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE I.   STOCKHOLDERS' EQUITY - CONTINUED

The following table summarizes information about stock options at June 30, 2002:


Outstanding

                                                                                              Weighted
     Range of               Number            Weighted average remaining                       average
  Exercise Prices         outstanding        Contractual life (in years)                   exercise price
  ---------------         -----------        ---------------------------                   --------------
  $4.625                       32,000                     3.6                              $       4.63
  $5.313 - $5.938              23,500                     5.8                                      5.43
  $6.000 - $6.668              90,950                     7.8                                      6.22
  $16.94 - $19.50              65,500                     9.4                                     19.15
                         --------------
                             211,950
                         ==============



Exercisable

                                                                                              Weighted
     Range of               Number            Weighted average remaining                       average
  Exercise Prices         outstanding         contractual life (in years)                  exercise price
  ---------------         -----------         ---------------------------                  --------------
  $4.625                       32,000                     3.6                              $       4.63
  $5.313 - $5.938              23,500                     5.8                                      5.43
  $6.000 - $6.668              60,200                     7.4                                      6.17
  $16.94 - $19.50              14,000                     9.4                                     19.34
                         --------------
                             129,700
                         ==============



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

The Rights will become exercisable only in the event that any person or group of affiliated persons acquires, or obtains the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or commences a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The rights are redeemable under certain circumstances at $.01 each and expire in May 2007. The Rights Agreement was amended on August 23, 2001, to increase the exercise price of the Rights to $200.00.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE J.   EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 2002, 2001 and 2000 was approximately $282, $191, and $151, respectively.


NOTE K.   INCOME TAXES

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                                      JUNE 30,
                                                       ----------------------------------
                                                           2002                  2001
                                                          ------                -------
Deferred tax assets
         Restricted stock grants .........               $    10                $    10
         Inventories .....................                    71                     28
        Net operating
            loss carryforwards ...........                   177                    118
         Accrued expenses ................                   706                    450
         Accounts receivable .............                   118                     87
         Other ...........................                    28                     11
                                                         -------                -------
                                                           1,110                    704
Deferred tax liabilities
            Property, plant, and equipment                  (156)                  (144)
         Other ...........................                    (4)                    (3)
                                                         -------                -------
                                                            (160)                  (147)
                                                         -------                -------
                   Net deferred tax asset                $   950                $   557
                                                         =======                =======

At June 30, 2002 the Company has State net operating loss carry-forwards of approximately $6.0 million, which can be carried forward indefinitely.

Deferred tax assets and liabilities included in the balance sheet are as follows:

                                                                   JUNE 30,
                                                         -------------------------
                                                          2002                2001
                                                         -----               -----
Current deferred tax asset ...............               $ 933               $ 704
Non-current deferred tax asset (liability)                  17                (147)
                                                         -----               -----
                                                         $ 950               $ 557
                                                         =====               =====

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE K.   INCOME TAXES - CONTINUED

The provision for income taxes consisted of the following:


                                                  YEAR ENDED JUNE 30,
                                ------------------------------------------------------
                                   2002                  2001                   2000
                                -------                -------                -------
Federal
         Current                $ 2,136                $ 1,962                $   599
         Deferred                  (399)                  (536)                  (194)
State                               523                    303                    126
Foreign
         Current                     85                     --                     --
         Deferred                     6                     74                    116
                                -------                -------                -------
                                $ 2,351                $ 1,803                $   647
                                =======                =======                =======


The effective income tax rate varies from the statutory rate due to the following:

                                                                         YEAR ENDED JUNE 30,
                                                          -------------------------------------------------
                                                          2002                 2001                 2000
                                                          -----                -----                -----
Income tax expense at statutory rate                      34.0%                34.0%                34.0%
Increase (decrease) in income taxes
  Resulting from
     State tax, net of federal benefits                    3.0                  3.0                  3.8
     Foreign sales corporation exclusions                 (1.2)                (0.6)                (2.5)
     Adjustment to prior year taxes                         --                   --                  5.4
     Effect of lower foreign tax rate                     (1.1)                (1.0)                (1.4)
     Other                                                  .2                  1.6                  1.7
                                                          ----                 ----                 ----
Income tax expense at effective rate                      34.9%                37.0%                41.0%
                                                          ====                 ====                 ====



NOTE L.   EARNINGS PER SHARE

Summarized basic and diluted earnings per common share for each of the three years ended June 30, 2002 is as follows: Earnings and share amounts are in thousands.

                                     2002                               2001                                2000
                    ------------------------------------- ---------------------------------- ---------------------------------
                                                  PER                                PER                                PER
                        NET                      SHARE       NET                    SHARE       NET                   SHARE
                     EARNINGS       SHARES      AMOUNT    EARNINGS     SHARES      AMOUNT    EARNINGS   SHARES       AMOUNT
                    ------------ ------------- ---------- ---------- ------------ ---------- ---------- ----------- ----------
Basic earnings
per share               $ 4,389         2,978     $ 1.47    $ 3,072        2,947     $ 1.04      $ 931       2,918      $0.32
    Effect of
    Dilutive
    Options                  --           102     (0.04)        --            55     (0.02)         --          22         --
                    ------------ ------------- ---------- ---------- ------------ ---------- ---------- ----------- ----------
Diluted earnings
Per share               $ 4,389         3,080     $ 1.43    $ 3,072        3,002      $1.02      $ 931       2,940      $0.32
                    ============ ============= ========== ========== ============ ========== ========== =========== ==========

For fiscal 2002, 2001 and 2000, stock options covering 30, 25 and 12 shares, respectively were excluded in the computations of diluted earnings per share because their effect was antidilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)



NOTE M.   INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has three reportable industry segments: SCR Systems, gas/liquid filtration and boilers. The SCR Systems segment produces selective catalytic reduction systems ("SCR") used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these systems with other components as totally integrated systems. Many of the Company's components are packaged on skids complete with instruments, controls and related valves and piping. The gas/liquid filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products. The boiler segment provides packaged boilers used to produce steam, used for heating, drying, driving steam engines and a variety of other applications

Segment profit and loss is based on revenue less direct costs of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. In the past, the Company did not allocate its unabsorbed manufacturing costs to each individual segment. Starting in fiscal year 2002, the Company started allocating all costs associated with the manufacture, sale and design of its products to each segment. Fiscal year 2001 and 2000 information has been restated to conform to fiscal year 2002 presentation. Segment information and reconciliation to operating profit for the years ended June 30, 2002, 2001, and 2000 are presented below. Note that the Company does not allocate general and administrative expenses ("unallocated overhead"), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

                                                      GAS/LIQUID                  UNALLOCATED
                                            SCR       FILTRATION     BOILERS       OVERHEAD       CONSOLIDATED
                                        --------      ----------    --------      -----------     ------------
2002
Net sales from customers                $ 63,493        $ 29,443    $ 14,204            $   -      $ 107,140
Segment profit (loss)                     12,653           2,592     (1,189)          (7,788)          6,268

2001
Net sales from customers                $ 53,329        $ 21,949     $ 2,881            $   -       $ 78,159
Segment profit (loss)                     12,385           1,741     (2,327)          (5,897)          5,902

2000
Net sales from customers                $ 28,533        $ 29,990       $  38            $   -       $ 58,561
Segment profit (loss)                      3,793           2,634       (805)          (3,846)          1,776

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE M.   INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION - CONTINUED

The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company's operations in different geographic areas as of and for the years ended June 30, 2002, 2001 and 2000 is as follows:

                                          UNITED
                                          STATES           EUROPE         ELIMINATIONS       CONSOLIDATED
                                      --------------- ----------------- -----------------  -----------------
2002
---------
Net sales to unaffiliated
        customers                          $  99,470         $   7,670        $        -         $  107,140
Transfers between
         geographic areas                        962                 -             (962)                  -
                                      --------------- ----------------- -----------------  -----------------
Total                                      $ 100,432         $   7,670        $    (962)         $  107,140
                                      --------------- ----------------- -----------------  -----------------
Identifiable long-lived assets             $   4,098         $      54        $        -         $    4,152
                                      =============== ================= =================  =================

2001
---------
Net sales to unaffiliated
        customers                          $  72,791         $   5,368        $        -         $   78,159
Transfers between
         geographic areas                        492                 -             (492)                 --
                                      --------------- ----------------- -----------------  -----------------
Total                                      $  73,283         $   5,368        $    (492)         $   78,159
                                      --------------- ----------------- -----------------  -----------------
Identifiable long-lived assets             $   3,800         $      31        $        -         $    3,831
                                      =============== ================= =================  =================

2000
---------
Net sales to unaffiliated
        customers                          $  51,917         $   6,644        $        -         $   58,561
Transfers between
         geographic areas                      1,750                             (1,750)                  -
                                      --------------- ----------------- -----------------  -----------------
Total                                      $  53,667         $   6,644        $  (1,750)         $   58,561
                                      --------------- ----------------- -----------------  -----------------
Identifiable long-lived assets             $   4,245         $      17        $        -         $    4,262
                                      =============== ================= =================  =================



Transfers between the geographic areas primarily represent intercompany export sales and are accounted for based on established sales prices between the related companies.

Identifiable long-lived assets of geographic areas are those assets related to the Company's operations in each area.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE N.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION -- UNAUDITED


                                                          FISCAL 2002
                                 ---------------------------------------------------------------
                                   FIRST        SECOND         THIRD         FOURTH
                                  QUARTER      QUARTER        QUARTER        QUARTER      TOTAL
                                 --------      --------       -------       --------    --------
Net sales                        $23,709       $26,210        $28,864       $28,357     $107,140
Gross profit                       6,966         7,404          8,485         8,367       31,222
% of net sales                     29.4%         28.2%          29.4%         29.5%        29.1%
Operating income                   1,224         1,282          1,811         1,951        6,268
% of net sales                      5.2%          4.9%           6.3%          6.9%         5.9%
Net earnings                        $768          $948         $1,187        $1,486       $4,389
% of net sales                      3.2%          3.6%           4.1%          5.2%         4.1%

Net earnings
   per share
      Basic                        $0.26         $0.32          $0.40         $0.49        $1.47
      Diluted                      $0.25         $0.31          $0.38         $0.48        $1.43



                                                          FISCAL 2001
                                 ---------------------------------------------------------------
                                   FIRST        SECOND         THIRD         FOURTH
                                  QUARTER      QUARTER        QUARTER        QUARTER      TOTAL
                                 --------      --------       -------       --------    --------

Net sales                        $11,059       $16,383        $18,229       $32,488      $78,159
Gross profit                       3,077         4,382          5,406        10,645       23,510
% of net sales                     27.8%         26.7%          29.7%         32.8%        30.1%
Operating income (loss)            (539)           460          1,056         4,925        5,902
% of net sales                     -4.9%          2.8%           5.8%         15.2%         7.6%
Net earnings (loss)               ($532)          $132           $444        $3,028       $3,072
% of net sales                     -4.8%          0.8%           2.4%          9.3%         3.9%

Net earnings (loss)
   per share
      Basic                      ($0.18)         $0.04          $0.15         $1.03        $1.04
      Diluted                    ($0.18)         $0.04          $0.15         $1.01        $1.02

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL SCHEDULE



Board of Directors
Peerless Mfg. Co.

In connection with our audit of the consolidated financial statements of Peerless Mfg. Co. and Subsidiaries referred to in our report dated August 30, 2002, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended June 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                       /s/ Grant Thornton LLP


Dallas, Texas
August 30, 2002

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   JUNE 30TH,
                             (Dollars in thousands)




                                                      Balance at                Additions                                 Balance at
                                                                      -------------------------------
                                                      Beginning        Charged to       Charged to                            End
                          Description                 of Period          Expense           Other         Deductions        of Period
                                                                                         Accounts
              ------------------------------------  ---------------   --------------   --------------   --------------    ----------
              2002
              Allowance for uncollectible accounts    $     297            133                -               76            $  354

              2001
              Allowance for uncollectible accounts    $     778             54                -              535            $  297

              2000
              Allowance for uncollectible accounts    $     685            163                                70            $  778



                                PEERLESS MFG. CO.
                         2002 ANNUAL REPORT ON FORM 10-K

                                INDEX TO EXHIBITS


        EXHIBIT
          NO.                                                  EXHIBIT DESCRIPTION
     ---------------         ----------------------------------------------------------------------------------------
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

     10(d)                   Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan (filed as Exhibit 10(h)
                             to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference), as amended by Amendment #1 dated November 11, 1999
                             (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999 and incorporated herein by reference).

     10(e)                   Asset Purchase Agreement dated February 25, 2000, by and between PMC Acquisition, Inc.
                             and ABCO Industries, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated February 25, 2000 and incorporated herein by reference).

                                PEERLESS MFG. CO.
                         2002 ANNUAL REPORT ON FORM 10-K

                          INDEX TO EXHIBITS - CONTINUED


        EXHIBIT
          NO.                                                  EXHIBIT DESCRIPTION
     ---------------         ----------------------------------------------------------------------------------------

     10(f)                   Loan Agreement, Revolving Note, Security Agreement and Deed of Trust dated as of
                             August 31, 2001, by and between Peerless  Mfg. Co. and Bank of America (filed as
                             Exhibit 10(h) to our annual Report on Form 10-K for the fiscal year ended June 30,
                             2001, and incorporated herein by reference).

     10(g)                   Employment Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and
                             Sherrill Stone and the company (filed as Exhibit 10(i) to our Quarterly Report on Form
                             10-Q, for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

     10(h)                   Employment Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Roy
                             Cuny (filed as Exhibit 10(j) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

     10(i)                   Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Sherrill Stone
                             (filed as Exhibit 10(k) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

     10(j)                   Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Roy Cuny (filed as
                             Exhibit 10(l) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended
                             September 30, 2001 and incorporated herein by reference).

     10(k)                   Peerless Mfg. Co. 2001 Stock Option and Restricted stock Plan (filed as Appendix B to our proxy statement on Schedule 14A dated October 24, 2001 and incorporated herein by reference).

     10(l)                   Employment Agreement dated February 4, 2002, by and between Peerless Mfg. Co. and
                             Richard L. Travis (filed as Exhibit 10(m) to our Quarterly Report on Form 10-Q, for
                             the fiscal quarter ended March 31, 2002 and incorporated herein by reference).

     10(m)                   Agreement dated February 2, 2002, by and between Peerless Mfg. Co. and Richard L.
                             Travis (filed as Exhibit 10(n) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2002 and incorporated herein by reference).

     21                      Subsidiaries of Peerless Mfg. Co.*

     23                      Consent of Grant Thornton LLP*

     99.1                    Certification of Mr. Sherrill Stone, Chief Executive Officer**

     99.2                    Certification of Mr. Richard L. Travis, Chief Financial Officer**

----------------------------
*     Filed herewith
** This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended