Form 10-Q
period 2002-09-30
PEERLESS MANUFACTURING CO
filed 2002-11-14
CIK 76954

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____.


                          Commission File Number 0-5214

                                PEERLESS MFG. CO.
             (Exact Name of Registrant as Specified in Its Charter)

           TEXAS                                        75-0724417
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

  2819 WALNUT HILL LANE, DALLAS, TEXAS                       75229
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

                                 (214) 357-6181
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----      -----

         Indicate by check whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes        No   X
    ------    ------

         As of November 13, 2002, there were 2,993,484 shares of the Registrant's common stock outstanding.


================================================================================

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS



                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I:  FINANCIAL INFORMATION.

         ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 30, 2002
         and June 30, 2002.......................................................................      3

         Consolidated Statements of Operations for the
         three months ended September 30, 2002 and 2001..........................................      4

         Consolidated Statements of Cash Flows for
         the three months ended September 30, 2002 and 2001......................................      5

         Notes to the Consolidated Financial Statements..........................................      6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................................................      9

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................     19

         ITEM 4.    CONTROLS AND PROCEDURES .....................................................     20


PART II: OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................     20

SIGNATURES.......................................................................................     22

CERTIFICATIONS...................................................................................     23

                          PART I. FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                            September 30,       June 30,
                                                                2002             2002
                                                           --------------    --------------
                                                             (UNAUDITED)
                                ASSETS

Current assets
      Cash and cash equivalents                            $        3,647    $        1,386
      Short term investments                                          310               307
      Accounts receivable - principally trade-net                  19,034            25,506
      Inventories                                                   3,358             3,671
      Costs and earnings in excess of billings                      4,618             9,218
      Deferred income taxes                                           933               933
      Other                                                         1,091               725
                                                           --------------    --------------
        Total current assets                                       32,991            41,746

Property, plant and equipment - net                                 4,035             4,152
Other assets                                                          590               608
                                                           --------------    --------------
                                                           $       37,616    $       46,506
                                                           ==============    ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Account payable - trade                               $        7,903    $       12,545
     Billings in excess of costs and earnings                       3,449             4,231
     Commissions payable                                            1,302             1,556
     Income taxes payable                                              --               766
     Accrued liabilities and other                                  3,746             4,893
                                                           --------------    --------------
        Total current liabilities                                  16,400            23,991

Shareholders' equity
     Common stock                                                   2,993             2,991
     Additional paid-in capital                                     1,731             1,720
     Other                                                            (67)              (98)
     Retained earnings                                             16,559            17,902
                                                           --------------    --------------
        Total shareholders' equity                                 21,216            22,515
                                                           --------------    --------------
        Total liabilities and shareholders' equity         $       37,616    $       46,506
                                                           ==============    ==============


          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                 Three Months Ended
                                                  September 30,
                                               2002            2001
                                           ------------    ------------

Revenues                                   $     14,454    $     24,509
Cost of goods sold                               11,131          17,606
                                           ------------    ------------
   Gross profit                                   3,323           6,903

Operating expenses
   Sales and marketing                            1,667           2,113
   Engineering and project
       management                                 1,788           1,835
   General and administrative                     1,477           1,732
   Restructuring expenses                           483              --
                                           ------------    ------------
                                                  5,415           5,680
                                           ------------    ------------
     Operating income (loss)                     (2,092)          1,223

Other income (expense)
     Interest income (expense), net                  17              --
     Foreign exchange gain (loss)                   (63)             68
     Other, net                                       6             (72)
                                           ------------    ------------
                                                    (40)             (4)
                                           ------------    ------------
Earnings (loss) before income taxes              (2,132)          1,219

Income tax expense (benefit)                       (789)            451
                                           ------------    ------------

Net earnings (loss)                        $     (1,343)   $        768
                                           ============    ============
Basic earnings (loss) per share            $      (0.45)   $       0.26
                                           ============    ============

Diluted earnings (loss) per share          $      (0.45)   $       0.25
                                           ============    ============





          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              2002          2001
                                                           ----------    ----------

Cash flows from operating activities:
     Net earnings (loss)                                   $   (1,343)   $      768
     Adjustments to reconcile net earnings (loss)
       to net cash provided by (used in)
       operating activities:
           Depreciation and amortization                          198           143
           Other                                                  101            --

     Changes in operating assets and liabilities
           Accounts receivable                                  6,430        (2,959)
           Inventories                                            313          (168)
           Costs and earnings in excess of billings             4,595           679
           Other current assets                                   109          (481)
           Other assets                                            18            24
           Accounts payable                                    (4,644)        2,385
           Billings in excess of costs and earnings              (782)         (174)
           Commissions payable                                   (254)           68
           Accrued expenses and other                          (2,399)         (669)
                                                           ----------    ----------
                                                                3,685        (1,152)
                                                           ----------    ----------
Net cash provided by (used in) operating activities             2,342          (384)

Cash flow from investing activities
     Net purchases of short-term investments                       (3)           (2)
     Purchases of property and equipment                          (81)         (529)
                                                           ----------    ----------
Net cash used in investing activities                             (84)         (531)

Cash flows from financing activities
     Sale of common stock                                          13           137
     Net changes in lines of credit                                --        (1,600)
                                                           ----------    ----------
Net cash provided by (used in) financing activities                13        (1,463)

Effect of exchange rate changes on
     cash and cash equivalents                                    (10)           28
                                                           ----------    ----------
Net increase (decrease) in cash and cash equivalents            2,261        (2,350)

Cash and cash equivalents at beginning of period                1,386         2,577
                                                           ----------    ----------

Cash and cash equivalents at end of period                 $    3,647    $      227
                                                           ==========    ==========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



1.       BASIS OF PRESENTATION.

                  The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of September 30, 2002, and for the three months ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year (see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" and - "Factors That May Affect Our Operating Results and Other Risk Factors" of this Report). The Company's fiscal year ends on June 30th. References herein to fiscal 2002 and fiscal 2003 refer to our fiscal years ended June 30, 2002 and 2003, respectively. Certain fiscal year 2002 items have been reclassified to conform with the fiscal year 2003 presentation. All dollar and share amounts are in thousands, except per share amounts.

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


                                                    Three Months Ended
                                                     September 30,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------
Net earnings (loss)                          $     (1,343)   $        768
                                             ============    ============
Basic weighted average common
   shares outstanding                               2,992           2,968
Effect of dilutive options                             --             121
                                             ------------    ------------
Diluted weighted average common
   shares outstanding                               2,992           3,089
                                             ============    ============

Net earnings (loss) per share - basic        $      (0.45)   $       0.26
Net earnings (loss) per share - diluted      $      (0.45)   $       0.25

                  The weighted average common shares outstanding-diluted computation excluded 209,950 and 0 outstanding stock options for the three months ended September 30, 2002 and 2001, respectively, because their impact would be anti-dilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

3.       COMPREHENSIVE INCOME (LOSS).

                  Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

                                                    Three Months Ended
                                                       September 30,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------
Net earnings (loss)                             $     (1,343)   $        768
Foreign currency translation adjustment                   23             (55)
                                                ------------    ------------
Comprehensive income (loss)                     $     (1,320)   $        713
                                                ============    ============


4.       SUPPLEMENTAL CASH FLOW INFORMATION.

                  Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                         Three Months Ended
                                                            September 30,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------   -------------
Interest paid                                        $          3   $        114
Income taxes paid                                    $        461   $      1,550



5.       INVENTORIES.

                  Inventories are stated at the lower of cost (first-in, first-out) or market. Principal components of inventories are as follows:

                                                    September 30,     June 30,
                                                        2002            2002
                                                    -------------   ------------
Raw materials                                        $      2,112   $      2,201
Work in process                                               762          1,085
Finished goods                                                484            385
                                                     ------------   ------------
Total inventories                                    $      3,358   $      3,671
                                                     ============   ============


                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


6.       SEGMENT INFORMATION.

                  The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has three reportable industry segments: SCR Systems, separation & filtration and boilers. The SCR Systems segment produces selective catalytic reduction systems ("SCR") used to separate nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. We combine these systems with other components as totally integrated systems. Many of the Company's SCR Systems are packaged on skids complete with instruments, controls and related valves and piping. The separation & filtration segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products. The boiler segment provides packaged boilers used to produce steam, used for heating, drying, driving steam engines and a variety of other applications.

                  Segment profit and loss is based on revenue less direct costs of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit (loss) for the three months ended September 30, 2002 and 2001 are presented below. Note that the Company does not allocate general and administrative expenses and restructuring expenses ("unallocated overhead"), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented


                                                 SEPARATION &                   UNALLOCATED
                                     SCR          FILTRATION       BOILERS        OVERHEAD      CONSOLIDATED
                                 ------------    ------------   ------------    ------------    ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2002

Revenue from customers           $      6,943    $      6,333   $      1,178              --    $     14,454


Segment profit (loss)                    (507)            687           (312)         (1,960)         (2,092)

THREE MONTHS ENDED
SEPTEMBER 30, 2001

Revenue from customers           $     15,247    $      6,241   $      3,021              --    $     24,509

Segment profit (loss)                   2,901              98            (44)         (1,732)          1,223

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (this "Report"), as well as those made in other filings by the Company with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Factors That May Affect Our Operating Results and Other Risk Factors," as set forth starting on page 15 of this Report.

         All forward-looking statements included in this Report are based on information available to us on the date hereof, and the Company expressly disclaims any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

OVERVIEW

         Peerless is a global company providing environmental and separation and filtration products for the abatement of air pollution, the removal of contaminants from gases and liquids, and the cogeneration of electricity, and the manufacturing and sale of packaged boilers through its three principal business segments - SCR Systems, separation & filtration and boilers.

         SCR Systems. In this business segment, our largest, we design, engineer, manufacture and sell highly specialized environmental control systems, which are used for air pollution abatement. These systems convert nitrogen oxide
(NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated systems, complete with instruments, controls and related valves and piping, and are packaged on skids.

         Separation & Filtration. In this business segment, our traditional and second principal segment, we design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


         Boilers. In our third business segment, we design, engineer, manufacture and sell packaged boilers and other steam generating equipment. This equipment is used to produce steam used for heating, drying, driving steam engines and a variety of other applications. See "Restructuring and Organizational Realignment" following for additional discussion on the suspension of this business.

RESTRUCTURING AND ORGANIZATIONAL REALIGNMENT

         During the latter part of fiscal 2002, the construction of new merchant power plants in this country slowed considerably, as doubts emerged regarding the actual demand for electricity began to surface, coupled with the continued weakness in the United States economy. In addition, recent regulatory uncertainties have caused NOx reduction initiatives relating to retro-fit projects to be delayed. These factors resulted in a downturn of new SCR Systems orders during the second half of fiscal 2002, as well as a decrease in new packaged boiler orders, which impacted our backlog at June 30, 2002.

         In response to the slow down of new merchant power plants, continued weakness in the United States and global economies, and recent regulatory and political uncertainties, the Company in July 2002 initiated its "restructuring and organizational realignment initiative." The goal of this initiative was to reduce costs, streamline operations, and identify and exit certain non-critical, marginally performing operating activities, thereby positioning the Company with a more competitive cost structure vital for its overall long-term success. The plan included, among other things, the consolidation of manufacturing facilities and processes, the scaling down of capacities at the remaining facilities to meet anticipated market requirements and current economic conditions, divesture of non-strategic business units, and the realignment of the organization to focus on the Company's two primary business segments: SCR Systems and separation & filtration. The following actions have taken place through November 13, 2002:

                  o The Company has realigned its organizational structure to improve the efficiency and utilization of its manufacturing, engineering and design organizations. As a result, the Company has reduced its workforce by approximately 136 employees, or approximately 42% of its domestic workforce, and plans to continue to monitor its resources in connection with the execution of this initiative during the remainder of fiscal 2003.

                  o In October 2002, the Company closed its Dallas, Texas manufacturing facility and transferred the majority of the operational activities of this plant to its Abilene, Texas facility.

                  o The capacities at the Company's remaining two manufacturing facilities (Denton and Abilene, Texas) have been scaled down to be in line with the anticipated market requirements and current economic conditions.

                  o The Company has identified various cost components that can be more economically outsourced.

                  o The Company has suspended its boiler operations and redirected these resources to our other two segments.

                  o The Company has redeployed research and development activities to focus on its critical business units.

         We expect that the result of these initiatives, anticipated to be completed in the later part of this calendar year, will be a reduction in our annual operating expenses of approximately $ 7.1 million. We believe that redirecting our resources to focus on our more profitable segments will

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


give us the flexibility to meet our customers' current and anticipated needs, without sacrificing our ability to expand our business to meet future demand, while at the same time positioning the Company to maximize its current operational efficiencies. The Company plans to continue to look for ways to improve efficiencies and its operational performance.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.

         Product Warranty. We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer product agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependent upon the product involved and customary practices. Our typical warranties require us to repair or replace defective product during the warranty period at no cost to the customer. We attempt to obtain back-up concurrent warranties for major component parts from our suppliers. As of the balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, the estimated liability for product warranties could differ from future actual warranty costs due to a number of factors.

RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                            Three Months Ended
                                                              September 30,
                                                     -----------------------------
                                                         2002             2001
                                                     ------------     ------------

Net revenues                                                100.0%           100.0%
Cost of goods sold                                           77.0             71.8
                                                     ------------     ------------
    Gross profit                                             23.0             28.2
Operating expenses                                           34.1             23.2
Restructuring expenses                                        3.4               --
                                                     ------------     ------------
    Operating income(loss)                                  (14.5)             5.0

Interest income(expense), net                                 0.1              0.0
Other, net                                                   (0.4)            (0.0)
                                                     ------------     ------------
    Earnings(loss) before income taxes                      (14.8)             5.0
Income tax expense(benefit)                                  (5.5)             1.9
                                                     ------------     ------------
Net earnings(loss)                                           (9.3)%            3.1%
                                                     ============     ============


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue for the first quarter of fiscal 2003 was $14.4 million, a decrease of $10.1 million, or 41%, over the first quarter of fiscal 2002. For the quarter, revenue related to our SCR Systems decreased $8.3 million, or 54%, as a result of the decline in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate. Our separation & filtration segment revenue remained flat from year to year increasing only $0.1 million to $6.3 million. The boiler and other steam generating equipment product sales decreased

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

$1.8 million or 61% as a result of the drop in demand for all boiler products, which prompted the Company to suspend the operations of its boiler business.

         The Company's backlog of unfilled orders was approximately $38 million at September 30, 2002, compared to $69 million at September 30, 2001. The decrease in our backlog is primarily due to the reduction in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate. All of these factors have contributed to planned projects being placed on hold, or new environmental projects being canceled or delayed. These factors resulted in the reduction in SCR Systems orders booked during the second half of fiscal 2002, as well as a decrease in new packaged boiler orders, which impacted our revenues during the reported period. The Company has recently started to see an increase in the level of new orders which has resulted in our backlog at October 31, 2002 increasing to approximately $50 million. While the primary contributor to this increase was a significant Houston refinery retro-fit SCR Systems order the Company recently was awarded, we have seen a general increase in the level of activity across all product lines. Regulations related to NOx emissions have in the past resulted in increased sales of our SCR Systems, either through new-source or retro-fit applications, and we anticipate that this trend will continue in the future. In addition, while the construction of new power plants has seen a significant decline over the past 12 months, there is expected to be a continued demand for SCR Systems as new power plants are built to replace older less efficient plants, and as regulatory compliance projects are commenced.

         The Company's gross profit decreased $3.6 million, or 52%, to $3.3 million for the three months ended September 30, 2002, compared to $6.9 million for the same period a year ago. Gross profit, as a percentage of sales, decreased to 23.0% for the three months ended September 30, 2002, compared to 28.2% for the same period last year. The margin decline is due primarily to a shift in the Company's product mix as the Company's SCR Systems sales declined in the period in relation to its total consolidated sales. As the Company traditionally recognizes a higher margin on its SCR Systems sales versus the margins recognized on sales of its other two business segments any shift in the Company's product mix in a particular period could have an impact on the Company's reported margins for that period. For the three months ended September 30, 2002 the SCR Systems revenue represented 48% of the Company's revenue compared to 62% in the same period a year ago. In addition, the Company's gross margin during the period was impacted by the significant drop in the Company's revenue during the period which increased the Company's under absorption factor associated with its manufacturing resources. During the period and subsequent thereto, the Company has taken corrective steps to align its manufacturing resources with its anticipated requirements. For discussion of these steps and other actions taken, see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" of this Report.

         Operating expenses decreased by $0.3 million, or 5%, from $5.7 million for the three months ended September 30, 2001, to $5.4 million for the three months ended September 30, 2002. The decrease in operating expenses during the period was due to the implementation of the Company's restructuring and organizational realignment initiatives that were started during the period. While these resulted in operating expenses being reduced, the timing of these reductions did not result in these expenses being proportionate with the reduction in the Company's reported revenues. As a result, operating expenses increased, as a percentage of sales, from 23.2% for the three months ended September 30, 2001 to 37.5% for the three months ended September 30, 2002. In connection with the Company's restructuring and realignment initiatives the Company

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

incurred approximately $.5 million in severance and related benefits expenses during the period. The Company has continued to make reductions in these costs as part of its restructuring and organizational realignment initiatives. It believes that once the initiatives have been fully implemented, its operational expenses, as a percentage of sales, will be comparable to fiscal year 2002.

         Net interest expense remained unchanged for the periods ending September 30, 2002 and September 30, 2001, as we had no outstanding balances under our credit facilities.

         Other expenses increased by approximately $36,000 from $4,000 for the three months ended September 30, 2001 to $40,000 for the three months ended September 30, 2002. This related primarily to the impact of foreign currency exchange rates, offset by interest income earned during the current period.

         As a result of the factors discussed above, we recorded a net loss for the three months ended September 30, 2002, of $1,343,000 compared to net earnings of $768,000 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were approximately $3.6 million and $1.4 million as of September 30, 2002 and June 30, 2002, respectively. Cash provided by operating activities was approximately $2.3 million for the three months ended September 30, 2002, compared to cash used in operating activities of approximately $384,000 for the same period last year.

         Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of certain project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to manage working capital. At September 30, 2002, the balance of these working capital accounts was $12.3 million compared to $17.9 million at June 30, 2002, reflecting a reduction of our investment in these working capital items of $5.6 million. This reduction in the working capital accounts was offset by a net loss of $1.3 million, and by the cash used to decrease our accrued liabilities by $2.4 million.

         Cash used in investing activities was $84,000 for the three months ended September 30, 2002, compared to $531,000 for the same period last year. The decrease in cash used for the period related to a net decrease in purchases of property and equipment during fiscal 2003.

         We had $13,000 of cash provided by financing activities during the current period compared to using approximately $1.5 million in cash related to our financing activities during the period ended September 30, 2001. The prior year usage related to the $1.6 million payment in full of our installment debt on our Abilene, Texas facility, offset by the proceeds from the issuance of common stock, pursuant to employee stock options, of $137,000. The cash provided during the current period related to the issuance of stock pursuant to employee stock options.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

         We maintain a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or eurodollar rate plus or minus an applicable margin (prime less ..25%, eurodollar plus 2.65%), and is secured by substantially all of our assets. The margin factor is subject to a reduction schedule based on the Company's attainment of certain financial performance criteria. As of September 30, 2002, we had no outstanding balances under the credit line, and $4.2 million outstanding under letters of credit, leaving us with $5.8 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

         We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.

NEW ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Most significantly, this Statement eliminates the requirement under Statement No. 4 to aggregate all gains and losses from extinguishments of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company's financial statements upon the adoption of this statement.

         In July 2002, The FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND OTHER RISK FACTORS

         Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" above).

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


         CHANGES IN THE POWER GENERATION INDUSTRY AND/OR THE ECONOMY COULD HAVE AN ADVERSE IMPACT ON OUR SALES OF SCR SYSTEMS AND OUR OPERATING RESULTS.

         The demand for our SCR Systems depends to an extent on the continued construction of power generation plants and upgrade of existing power plants. In the current year, approximately 48% of our consolidated revenues were from sales of SCR Systems for new and refurbished power plants versus approximately 62% for the same period last year. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our SCR Systems segment revenues and our results of operations. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report.

         CHANGES IN CURRENT ENVIRONMENTAL LEGISLATION COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR SCR SYSTEMS AND ON OUR OPERATING RESULTS.

         Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health have played a part in the increased use of SCR Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. Our SCR Systems business is primarily regulatory driven. This business will be adversely impacted to the extent that current regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities minimize enforcement.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

         OUR BACKLOG MAY NOT BE INDICATIVE OF OUR FUTURE REVENUE.

         Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels its order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog may not be indicative of our future revenues.

         OUR ABILITY TO CONDUCT BUSINESS OUTSIDE THE UNITED STATES MAY BE ADVERSELY AFFECTED BY FACTORS OUTSIDE OUR CONTROL AND OUR REVENUES AND PROFITS FROM INTERNATIONAL SALES COULD BE ADVERSELY IMPACTED.

         In fiscal 2002, approximately 15% of our revenue was derived from sales outside the United States. For fiscal 2003, revenue outside the United States represented approximately 15% of our consolidated revenues. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside the United States.

         OUR FINANCIAL PERFORMANCE MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, MAKING IT DIFFICULT FOR US TO ESTIMATE FUTURE REVENUE.

         Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our SCR contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical separation and filtration contracts, which tend to intensify their impact on our quarterly operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our SCR revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our SCR products, may have a significant impact on our quarterly operating results. Therefore, our quarterly operating results may be subject to significant variations and our operating performance in one quarter may not be indicative of our future performance.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


         OUR PRODUCTS ARE COVERED BY WARRANTIES. UNANTICIPATED WARRANTY COSTS OR PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We provide warranties on our products generally for terms of three years or less. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for our estimate of potential warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products and could adversely affect our reputation.

         In addition, we may be subject to product liability claims involving claims of personal injury or property damage. While we maintain product liability insurance coverage to protect us in the event of such a claim, such coverage may not be adequate to cover the cost of our defense and the potential award in the event of a claim. Also, a well-publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

         LARGE CONTRACTS REPRESENT A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE, WHICH INCREASES OUR EXPOSURE TO CREDIT RISK.

         We continue to closely monitor the credit worthiness of our customers and have not to date experienced any significant credit losses. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power industry. As such, our exposure to credit risk is affected to some degree by conditions within the power industry and governmental and/or political conditions. We try to mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

         Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, or the refinancing of our revolving credit facility, and cash provided by operating activities, would provide sufficient funds to finance capital expenditures, working capital and otherwise meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" section of this Report.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to foreign currency and interest rate risk. We currently have not entered into any derivative transactions as a means of hedging our exposure to interest rate risks. In addition, we have not, in the past, entered into derivative transactions to hedge our foreign balance sheet accounts or anticipated revenues. As a result, these assets and revenues are currently subject to foreign currency fluctuations. Although we are not currently in a borrowing position, and the assets and anticipated revenues which are subject to foreign currency fluctuations are relatively immaterial ($3.6 million in assets and $7.2 million in backlog at September 30, 2002), and in currencies historically not subject to significant fluctuations, the Company will continue to monitor its exposure in these areas.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002




ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports and filings under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure based closely on the definition of "disclosure controls and procedure" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation and as of the date of the filing of this Form 10-Q.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                        The following exhibits are filed as part of this report.

                 Exhibit
                  Number         Exhibit

                   3(a) Articles of Incorporation, as amended to date (filed as Exhibit 3 (a) to the report of the Company on Form 10-Q for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

                   3(b)          Bylaws, as amended to date (filed as Exhibit 3
                                 (b) to the report of the Company on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                   4(a) Rights Agreement as of May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services,
                                 LLC) (filed as Exhibit 1 to the Registration
                                 Statement of the Company on Form 8-A dated May 22, 1997, and incorporated herein by reference).

                   4(b) First Amendment to Rights Agreement as of August 23, 2001 between Peerless Mfg. Co. and Mellon Investor Services, LLC (filed as Exhibit 2 to the Registration Statement of the Company on Form 8-A dated August 30, 2001, and incorporated herein by reference).

                   10(n) Amendment dated August 12, 2002 to Employment Agreement dated February 4, 2002, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10 (n) to our Quarterly Report on Form 10-Q, for the fiscal year ended March 31, 2002).*

                   10(o) Agreement dated August 12, 2002, by and between Peerless Mfg. Co. and Richard L. Travis.*

                   99.1 Certification of Mr. Sherrill Stone, Chief Executive Officer.**

                   99.2 Certification of Mr. Richard L. Travis, Chief Financial Officer.**


----------------------
* Filed herewith

** This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.


         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PEERLESS MFG. CO.



Dated: November 14, 2002             /s/ Sherrill Stone
                                    -------------------------------------------
                                    Sherrill Stone, Chairman and Chief
                                    Executive Officer


                                    /s/ Richard Travis
                                    -------------------------------------------
                                    Richard L. Travis, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Sherrill Stone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peerless Mfg. Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002

            /s/ Sherrill Stone
            ------------------------------------
            Sherrill Stone
            Chairman and Chief Executive Officer

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, Richard Travis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peerless Mfg. Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 14, 2002

            /s/ Richard Travis
            ----------------------------------
            Richard Travis
            Chief Financial Officer

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                INDEX TO EXHIBITS



  Exhibit
  Number            Exhibit
  ------            -------
   3(a)             Articles of Incorporation, as amended to date (filed as
                    Exhibit 3 (a) to the report of the Company on Form 10-Q for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

   3(b) Bylaws, as amended to date (filed as Exhibit 3 (b) to the report of the Company on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

   4(a)             Rights Agreement as of May 22, 1997 between Peerless Mfg.
                    Co. and Mellon Investor Services, LLC (formerly ChaseMellon
                    Shareholder Services, LLC) (filed as Exhibit 1 to the
                    Registration Statement of the Company on Form 8-A dated May
                    22, 1997, and incorporated herein by reference).

   4(b) First Amendment to Rights Agreement as of August 23, 2001 between Peerless Mfg. Co. and Mellon Investor Services, LLC
                    (filed as Exhibit 2 to the Registration Statement of the Company on Form 8-A dated August 30, 2001, and incorporated herein by reference).

   10(n) Amendment dated August 12, 2002 to Employment Agreement dated February 4, 2002, by and between Peerless Mfg. Co. and
                    Richard L. Travis, Jr. (filed as Exhibit 10 (n) to our
                    Quarterly Report on Form 10-Q, for the fiscal year ended
                    March 31, 2002).*

   10(o)            Agreement dated August 12, 2002, by and between Peerless
                    Mfg. Co. and Richard l. Travis.*

   99.1             Certification of Mr. Sherrill Stone, Chief Executive
                    Officer.**

   99.2             Certification of Mr. Richard L. Travis, Chief Financial
                    Officer.**

---------------

* Filed herewith

** This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.