Form 10-Q
period 2002-12-31
PEERLESS MANUFACTURING CO
filed 2003-02-13
CIK 76954

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________.


                         Commission File Number 0-5214


                               PEERLESS MFG. CO.
             (Exact Name of Registrant as Specified in Its Charter)


                TEXAS                                   75-0724417
   (State or Other Jurisdiction                      (I.R.S. Employer
  of Incorporation or Organization)                 Identification No.)


 2819 WALNUT HILL LANE, DALLAS, TEXAS                     75229
(Address of principal executive offices)                (Zip code)

                                 (214) 357-6181
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [ ] No [X]

      As of February 13, 2003 there were 2,997,534 shares of the Registrant's common stock outstanding.

================================================================================

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                   NUMBER
PART I:  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 2002 and June 30, 2002......................     3

         Consolidated Statements of Operations for the three and six months ended
         December 31, 2002 and 2001..............................................................     4

         Consolidated Statements of Cash Flows for the six months ended
         December 31, 2002 and 2001..............................................................     5

         Notes to the Consolidated Financial Statements..........................................     6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................................................     9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    23

         ITEM 4.  CONTROLS AND PROCEDURES........................................................    23

PART II: OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................    24

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................    24

SIGNATURES.......................................................................................    25

CERTIFICATIONS...................................................................................    26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          December 31,    June 30,
                                                             2002           2002
                                                             ----           ----
                                                          (unaudited)
                      ASSETS

Current assets
     Cash and cash equivalents                            $      4,945  $      1,386
     Short term investments                                        312           307
     Accounts receivable - principally trade - net of
         allowance for doubtful accounts of $749 at
         December 31, 2002 and $354 at June 30, 2002            15,771        25,506
     Inventories                                                 3,292         3,671
     Costs and earnings in excess of billings
         on uncompleted contracts                                7,454         9,218
     Deferred income taxes                                         933           933
     Other                                                       1,159           725
                                                          ------------  ------------
         Total current assets                                   33,866        41,746

Property, plant and equipment - net                              3,853         4,152
Other assets                                                       566           608
                                                          ------------  ------------
                                                          $     38,285  $     46,506
                                                          ============  ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable - trade                                    8,688        12,545
     Billings in excess of costs and earnings
         on uncompleted contracts                                4,309         4,231
     Commissions payable                                         1,020         1,556
     Income taxes payable                                           --           766
     Accrued liabilities and other                               3,022         4,893
                                                          ------------  ------------
        Total current liabilities                               17,039        23,991

Shareholders' equity
     Common stock                                                2,998         2,991
     Additional paid-in capital                                  1,752         1,720
     Other                                                         (37)          (98)
     Retained earnings                                          16,533        17,902
                                                          ------------  ------------
        Total shareholders' equity                              21,246        22,515
                                                          ------------  ------------
        Total liabilities and shareholders' equity        $     38,285  $     46,506
                                                          ============  ============

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                            Three Months Ended           Six Months Ended
                                               December 31,                December 31,
                                               ------------                ------------
                                            2002          2001          2002          2001
                                            ----          ----          ----          ----
Revenues                                  $ 20,742      $ 27,044      $ 35,196      $ 51,553
Cost of goods sold                          16,453        20,083        27,584        37,689
                                          --------      --------      --------      --------
Gross profit                                 4,289         6,961         7,612        13,864
Operating expenses
   Sales and marketing                       1,497         1,928         3,164         4,041
   Engineering and project management        1,219         1,999         3,007         3,834
   General and administrative                1,689         1,751         3,166         3,483
   Restructuring expense                        --            --           483            --
                                          --------      --------      --------      --------
                                             4,405         5,678         9,820        11,358
                                          --------      --------      --------      --------
Operating income (loss)                       (116)        1,283        (2,208)        2,506

Other income (expense)
   Interest (expense)                           --            --            --          (114)
   Foreign exchange gain (loss)                (29)          (30)          (92)           38
   Other                                        94           251           117           293
                                          --------      --------      --------      --------
                                                65           221            25           217
                                          --------      --------      --------      --------
Earnings (loss) before income taxes            (51)        1,504        (2,183)        2,723

Income tax expense (benefit)                   (25)          556          (814)        1,007
                                          --------      --------      --------      --------
Net earnings (loss)                       $    (26)     $    948      $ (1,369)     $  1,716
                                          ========      ========      ========      ========

Basic earnings (loss) per share           $  (0.01)     $   0.32      $  (0.46)     $   0.58
                                          ========      ========      ========      ========

Diluted earnings (loss) per share         $  (0.01)     $   0.31      $  (0.46)     $   0.56
                                          ========      ========      ========      ========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      December 31,
                                                                   2002         2001
                                                                   ----         ----
Cash flows from operating activities:
    Net earnings (loss)                                          $ (1,369)    $  1,716
    Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                                 406          296
        Gain on sale of property                                       --         (267)
        Bad debt expense                                              460           25
        Other                                                          71           --
    Changes in operating assets and liabilities
        Accounts receivable                                         9,264        3,947
        Inventories                                                   379         (222)
        Costs and earnings in excess of billings                    1,763          184
        Other current assets                                         (434)         (40)
        Other assets                                                   42           37
        Accounts payable                                           (3,866)      (1,747)
        Billings in excess of costs and earnings                       78          663
        Commissions payable                                          (536)        (190)
        Accrued expenses and other                                 (2,638)      (1,194)
                                                                 --------     --------
                                                                    4,989        1,492
                                                                 --------     --------
Net cash provided by operating activities                           3,620        3,208

Cash flow from investing activities:
       Purchases of short term investments                             (4)          --
       Purchases of property and equipment                            (96)      (1,105)
       Proceeds from sale of property                                  --          405
                                                                 --------     --------
Net cash used in investing activities                                (100)        (700)

Cash flows from financing activities:
    Net change in borrowings                                           --       (1,600)
    Proceeds from issuance of common stock                             58          140
                                                                 --------     --------
Net cash provided by (used in) financing activities                    58       (1,460)

Effect of exchange rate changes on cash and cash equivalents          (19)          10
                                                                 --------     --------
Net increase in cash and cash equivalents                           3,559        1,058

Cash and cash equivalents at beginning of period                    1,386        2,577
                                                                 --------     --------

Cash and cash equivalents at end of period                       $  4,945     $  3,635
                                                                 ========     ========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


1.    BASIS OF PRESENTATION.

            The accompanying consolidated financial statements of Peerless Mfg. Co. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of December 31, 2002, and for the three and six months ended December 31, 2002 and 2001 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year (see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" and - "Factors That May Affect Our Operating Results and Other Risk Factors" following). The Company's fiscal year ends on June 30th. References herein to fiscal 2002 and fiscal 2003 refer to our fiscal years ended June 30, 2002 and 2003, respectively. Certain fiscal year 2002 items have been reclassified to conform with the fiscal year 2003 presentation. All dollar and share amounts are in thousands, except per share amounts.

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

                                             Three Months Ended        Six Months Ended
                                                December 31,             December 31,
                                                ------------             ------------
                                              2002        2001         2002        2001
                                              ----        ----         ----        ----
Net earnings (loss)                         $    (26)   $    948     $ (1,369)   $  1,716
                                            ========    ========     ========    ========

Basic weighted average common
     shares outstanding                        2,994       2,977        2,993       2,973
Effect of dilutive options                        --         112           --         116
                                            --------    --------     --------    --------
Diluted weighted average common
     shares outstanding                        2,994       3,089        2,993       3,089
                                            ========    ========     ========    ========
Net earnings (loss) per share - basic       $  (0.01)   $   0.32     $  (0.46)   $   0.58
                                            ========    ========     ========    ========
Net earnings (loss) per share - diluted     $  (0.01)   $   0.31     $  (0.46)   $   0.56
                                            ========    ========     ========    ========

            The weighted average common shares outstanding-diluted computation excluded 194,985 and 203,207 outstanding stock options for the three and six months ended December 31, 2002 because their impact would be anti-dilutive. Likewise, the weighted average common shares outstanding-diluted computation excluded 0 and 56,500 outstanding stock options for the three and six months ended December 31, 2001 because their impact would be anti-dilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


3.    COMPREHENSIVE INCOME (LOSS).

            Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

                                              Three Months Ended          Six Months Ended
                                                 December 31,               December 31,
                                                 -------------              ------------
                                               2002         2001          2002        2001
                                               ----         ----          ----        ----
Net earnings (loss)                          $    (26)    $    948      $ (1,369)   $  1,716
Foreign currency translation adjustment            26           (6)           49         (61)
                                             --------     --------      --------    --------
Comprehensive income (loss)                  $     --     $    942      $ (1,320)   $  1,655
                                             ========     ========      ========    ========

4.    SUPPLEMENTAL CASH FLOW INFORMATION.

            Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                              Six Months Ended
                                                                December 31,
                                                              2002        2001
                                                              ----        ----
Interest paid                                               $     --    $    114
Income taxes paid                                           $    428    $  2,090

5.    INVENTORIES.

            Inventories are stated at the lower of cost (first-in, first-out) or market. Principal components of inventories are as follows:

                                                        December 31,  June 30,
                                                            2002        2002
                                                            ----        ----
Raw materials                                             $  2,628    $  2,201
Work in process                                                608       1,085
Finished goods                                                  56         385
                                                          --------    --------
Total inventories                                         $  3,292    $  3,671
                                                          ========    ========

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


6.    SEGMENT INFORMATION.

            The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has three reportable industry segments: SCR Systems, separation & filtration and boilers. For a discussion on these various segments, see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" following.

            Segment profit and loss is based on revenue less direct costs of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating income
      (loss) for the three and six months ended December 31, 2002 and 2001 are presented below. Note that the Company does not allocate general and administrative expenses and restructuring expenses ("unallocated overhead"), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

                                         SEPARATION                  UNALLOCATED
                              SCR       & FILTRATION    BOILERS        OVERHEAD     CONSOLIDATED
                              ---       ------------    -------        --------     ------------
THREE MONTHS ENDED
DECEMBER 31, 2002
----------------------
Revenue from customers      $ 12,506      $  7,506      $    730       $     --       $ 20,742

Segment profit (loss)            715         1,134          (276)        (1,689)          (116)


THREE MONTHS ENDED
DECEMBER 31, 2001
----------------------
Revenue from customers      $ 16,014      $  7,682      $  3,348       $     --       $ 27,044

Segment profit (loss)          2,802           442          (210)        (1,751)         1,283


SIX MONTHS ENDED
DECEMBER 31, 2002
----------------------
Revenue from customers      $ 19,449      $ 13,839      $  1,908       $     --       $ 35,196

Segment profit (loss)            208         1,821          (588)        (3,649)        (2,208)


SIX MONTHS ENDED
DECEMBER 31, 2001
----------------------
Revenue from customers      $ 31,261      $ 13,923      $  6,369       $     --       $ 51,553

Segment profit (loss)          5,703           540          (254)        (3,483)         2,506

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


7.    CONTINGENCIES

             The Company's financial statements includes a $2.2 million receivable due from a customer that recently filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The Company has been classified as an unsecured creditor under such filing. The Company has obtained outside counsel to help with the collection of this receivable and has filed a statutory lien on the refinery where its equipment was installed. In addition, the Company has filed a lawsuit to perfect its lien interest against the owner of the refinery. The Company intends to vigorously pursue its collection and believes that this receivable will be collected. In event that the Company's lien is held to be invalid, or if the receivable or a significant portion thereof is deemed to be not collectible, the Company will be required to write down the receivable to its net realizable value. The Company believes that its existing allowances for doubtful accounts includes the necessary provision for losses associated with this receivable based upon information available to-date.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

      From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (this "Report"), as well as those made in other filings by the Company with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Factors That May Affect Our Operating Results and Other Risk Factors," as set forth starting on page 19 of this Report.

      All forward-looking statements included in this Report are based on information available to us on the date hereof, and the Company expressly disclaims any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


OVERVIEW

      Peerless is a global company providing environmental and separation and filtration products for the abatement of air pollution, the removal of contaminants from gases and liquids and the manufacturing and sale of packaged boilers through its three principal business segments - SCR Systems, separation & filtration and boilers.

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

      In response to the slow down of new merchant power plants, continued weakness in the United States and global economies, and recent regulatory and political uncertainties, the Company in July 2002 initiated its "restructuring and organizational realignment initiative." The goal of this initiative was to reduce costs, streamline operations, and identify and exit certain non-critical, marginally performing operating activities, thereby positioning the Company with a more competitive cost structure vital for its overall long-term success. The plan included, among other things, the consolidation of manufacturing facilities and processes, the scaling down of capacities at the remaining facilities to meet anticipated market requirements and current economic conditions, suspension of non-strategic business units, and the realignment of the organization to

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


focus on the Company's two primary business segments: SCR Systems and separation & filtration.

      The Company believes that the result of these initiatives and the redirection of our resources to suspend the boiler business and focus on our two remaining more profitable segments will position the Company to maximize its current operational efficiencies and allow it the flexibility to meet our customers' current and anticipated needs, without sacrificing our ability to expand our business to meet future demand. While the initial phase of the Company's restructuring and organizational realignment initiatives have basically been completed, the Company continues to look for ways to improve its operational efficiencies and performance during these difficult times.

CRITICAL ACCOUNTING POLICIES

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

      Certain of our accounting policies require a higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, accrual for estimated warranty costs and allowance for doubtful accounts. Our policy and related procedures for revenue recognition on long-term contracts, accrual of warranty costs and allowance for doubtful accounts are summarized below.

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

      When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. The Company continually updates its estimates of costs and status of each project with its subcontractors and its manufacturing plants. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. The impact of revisions in contract estimates are recognized on a cumulative catch up basis in the

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


period in which the revisions are made. In addition, significant portions of the Company's costs are subcontracted under fixed-price arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, customer change specifications, and other factors can affect our cost estimates. While we attempt to reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.

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

      Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers' current and past financial condition and credit scores, recent payment history, current economic environment, and discussions with our project managers and with the customers directly. See Item 2 - "Management's Discussion and analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Report.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                Three Months Ended       Six Months Ended
                                                   December 31,            December 31,
                                                   ------------            ------------
                                                  2002        2001        2002        2001
                                                  ----        ----        ----        ----
Net revenues                                     100.0  %    100.0  %    100.0  %    100.0  %
Cost of goods sold                                79.3        74.3        78.4        73.1
                                                 -----       -----       -----       -----
      Gross profit                                20.7        25.7        21.6        26.9
Operating expenses                                21.2        21.0        26.5        22.0
Restructuring expense                              0.0         0.0         1.4         0.0
                                                 -----       -----       -----       -----
                                                  21.2        21.0        27.9        22.0
                                                 -----       -----       -----       -----
      Operating income (loss)                     (0.5)        4.7        (6.3)        4.9
Interest (expense)                                 0.0         0.0         0.0        (0.2)
Other income                                       0.3         0.8         0.1         0.6
                                                 -----       -----       -----       -----
      Earnings (loss) before income taxes         (0.2)        5.5        (6.2)        5.3
Income tax expense (benefit)                      (0.1)        2.0        (2.3)        2.0
                                                 -----       -----       -----       -----
Net earnings (loss)                               (0.1) %      3.5  %     (3.9) %      3.3  %
                                                 =====       =====       =====       =====

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

      Revenue for the second quarter of fiscal 2003 was $20.7 million, a decrease of $6.3 million, or 23.3%, over the second quarter revenues of $27.0 million for fiscal 2002. For the quarter, revenue related to our SCR Systems decreased $3.5 million, or 21.9%, from $16.0 million for the second quarter of fiscal year 2002 to $12.5 million for the same quarter of fiscal 2003. The Company feels that the decline in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate have all contributed to the decline in its SCR systems sales. Our separation & filtration segment revenue remained relatively flat over both quarterly periods ($7.5 million for second quarter of fiscal 2003 and $7.7 million for the second quarter of fiscal 2002), while our boiler revenues decreased $2.6 million, or 78.8%, from $3.3 million to $730,000 over the same periods. This resulted from a drop in the general demand in the marketplace for all boiler products and the Company's decision to suspend this operation.

      The Company's backlog of unfilled orders was approximately $45 million at December 31, 2002, compared to $69 million at December 31, 2001 and $38 million at September 30, 2002. The Company feels that the decrease in its backlog compared with the prior year is primarily due to the reduction in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate. All of these factors have contributed to planned projects being placed on hold, or new environmental projects being canceled or delayed. These factors resulted in the reduction in SCR Systems orders booked during the second half of fiscal 2002, as well as a decrease in new packaged boiler orders, which is impacting our reported

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


revenues during this fiscal year. Regulations related to NOx emissions have in the past resulted in increased sales of our SCR Systems, either through new-source or retro-fit applications, and we anticipate that this trend will continue in the future. However, current regulatory uncertainties have made the ability to forecast these anticipated revenue streams extremely difficult. In addition, while the construction of new power plants has seen a significant decline over the past 12 months, there is expected to be a continued demand for SCR Systems as new power plants are built to replace older less efficient plants, and as regulatory compliance projects are commenced, which has attributed to some degree to the improvement in the Company's backlog since September 30, 2002.

      The Company's gross profit decreased $2.7 million, or 38.6%, from $7.0 million to $4.3 million for the three months ended December 31, 2001 and 2002, respectively. Gross profit, as a percentage of sales, decreased to 20.7% for the three months ended December 31, 2002, compared to 25.7% for the same period last year. The Company's reported margins during the period were impacted, and can in the future be expected to be impacted by some degree, by increased competitive market pressures on its SCR Systems and by the general lower volume of sales. The Company did however, during the quarter, experience significant unanticipated costs associated with the start-up and commissioning of several of its SCR projects. Without these additional SCR costs ("additional project costs"), the Company's reported margin, as a percentage of sales, for the period would have been 25.5%. The Company believes it has instituted various operational and project management control procedures and organizational changes to lessen the likelihood of the reoccurrence of these additional project costs in the future.

      Operating expenses decreased by $1.3 million, or 22.8%, from $5.7 million for the three months ended December 31, 2001, to $4.4 million for the three months ended December 31, 2002. The decrease in operating expenses during the period was due to the implementation of the Company's restructuring and organizational realignment initiatives that were started last quarter. As a result of these initiatives, the Company's operating expenses increased only slightly, as a percentage of sales, from 21.0% for the three months ended December 31, 2001 to 21.2% for the three months ended December 31, 2002. Included in the Company's operating expenses this quarter is an additional $400,000 provision for doubtful accounts which the Company felt was necessary given the current economic environment and uncertainties surrounding certain receivables. Without this charge the Company's operating expenses for the quarter would have been approximately $4.0 million, or 19.3%, as a percentage of sales. See also Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" of this Report.

      Interest expense remained unchanged for the three months ended December 31, 2002 and December 31, 2001, as we had no outstanding debt during either of these reported periods.

      Other income decreased by approximately $156,000 from approximately $221,000 for the three months ended December 31, 2001 to approximately $65,000 for the three months ended December 31, 2002. This related primarily to a gain on the sale of the Company's Carrollton facility of approximately $267,000 which was included in the operational results for the three months ended December 31, 2001.

      As a result of the factors discussed above, we recorded a net loss for the three months ended December 31, 2002, of approximately $26,000, or $.01 per diluted share. Without the impact of the additional project costs and additional provision to our allowance for doubtful

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


accounts both discussed above, the Company would have reported net earnings for the period of approximately $850,000 or $.28 per diluted share, compared to net earnings of approximately $948,000, or $.31 per diluted share, for the three months ended December 31, 2001.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001

      Revenue for the six months ended December 31, 2002 was $35.2 million, a decrease of $16.4 million, or 31.8%, over the corresponding period last year. For the period, revenue related to our SCR Systems decreased $11.8 million, or 37.7%, as a result of the decline in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate. Our separation & filtration segment revenue remained relatively flat decreasing from $13.9 million to $13.8 million for the six months ended December 31, 2001 and 2002, respectively. Boiler and other steam generating equipment product revenues decreased $4.5 million, or 70.3%, from $6.4 million for the six months ended December 31, 2001, to $1.9 million for the six months ended December 31, 2002. This resulted from a drop in the general demand in the marketplace for all boiler products, coupled with the Company's decision, during the first part of this fiscal year, to suspend this business unit.

      The Company's gross profit decreased $6.3 million, or 45.3%, to $7.6 million for the six months ended December 31, 2002, compared to $13.9 million for the same period a year ago. Gross profit, as a percentage of sales, decreased to 21.6% for the six months ended December 31, 2002, compared to 26.9% for the same period last year. The Company's margin decline is due to a shift in the Company's product mix as the Company's SCR Systems sales declined in the period from 60.7% for the six months ended December 31, 2001 to 55.3% for the current fiscal year (the Company traditionally recognizes a higher margin on its SCR Systems, therefore any shift in product mix could have a significant impact on its reported margins). In addition, lower sales volume and the additional project costs mentioned previously in the Company's discussion of its gross profit margin for the three months ended December 31, 2002 also contributed to the decline. Without these additional project costs, however, the Company's reported margin, as a percentage of sales, for the period, would have been 24.5%.

      Operating expenses decreased by $1.6 million, or 14.0%, from $11.4 million for the six months ended December 31, 2001, to $9.8 million for the six months ended December 31, 2002. The decrease in operating expenses during the period was due to the implementation of the Company's restructuring and organizational realignment initiatives that were started during the first three months of this fiscal year. In connection with the Company's restructuring and realignment initiatives the Company has incurred, to date, approximately $483,000 in severance and related benefits expenses. While these resulted in operating expenses being reduced, the timing of these reductions did not result in these expenses being proportionate with the reduction in the Company's reported revenues. As a result, operating expenses increased, as a percentage of sales, from 22.0% for the six months ended December 31, 2001 to 27.9% (25.4% without restructuring charges and additional provision for doubtful accounts) for the six months ended December 31, 2002.

      Net interest expense decreased approximately $114,000 for the six months ended December 31, 2002 compared to the same period last year, as we had no outstanding balances under our credit facilities in the current year versus $1.6 million outstanding in the prior year.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


      Other income, excluding interest expense, decreased by approximately $306,000 from income of $331,000 for the six months ended December 31, 2001 to $25,000 for the six months ended December 31, 2002. This related primarily to the impact of foreign currency exchange rates, approximately $130,000 negative impact on current year's operations and the gain of approximately $267,000 which was included in the results of operations last year.

      As a result of the factors discussed above, the Company recorded a net loss for the six months ended December 31, 2002, of approximately $1.4 million, or $.46 per diluted share. Without the impact of the additional project costs and provision for allowance for doubtful accounts discussed above, the Company would have reported a net loss for the period of approximately $493,000, or $.16 per diluted share, compared to net earnings of approximately $1.7 million, or $.56 per diluted share, for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents were approximately $4.9 million and $1.4 million as of December 31, 2002 and June 30, 2002, respectively. Cash provided by operating activities was approximately $3.6 million for the six months ended December 31, 2002, compared to approximately $3.2 million for the same period last year.

      Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of certain project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to manage working capital. At December 31, 2002, the balance of these working capital accounts was $10.2 million compared to $17.9 million at June 30, 2002, reflecting a reduction of our investment in these working capital items of $7.7 million. This reduction in the working capital accounts was offset by a net loss of approximately $1.4 million, and by cash used to increase our inventory by approximately $379,000 and decrease our accrued liabilities by approximately $2.6 million.

      Cash used in investing activities was approximately $100,000 for the six months ended December 31, 2002, compared to approximately $700,000 for the same period last year. The decrease in cash used for the period related to a decrease in capital expenditures during the period in connection with the Company's cost containment initiatives.

      We had approximately $58,000 of cash provided by financing activities during the current period compared to using approximately $1.5 million in cash related to our financing activities during the period ended December 31, 2001. The prior year usage related to the payoff of the Company's installment debt on its Abilene, Texas facility of approximately $1.6 million, offset by the proceeds from the issuance of common stock, pursuant to employee stock options, of approximately $140,000. The cash provided during the current period related to the issuance of common stock pursuant to Company's employee stock options.

      We maintain a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or eurodollar rate plus or minus an applicable margin (prime less .25%, eurodollar plus 2.65%), and is secured by substantially all of our assets. The margin factor is subject to a reduction schedule based on the Company's

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


attainment of certain financial performance criteria. As of December 31, 2002, we had no outstanding balances under the credit line, and $4.8 million outstanding under letters of credit, leaving us with $5.2 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. We believe that we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.

      Included in the Company's financial statements is a $2.2 million receivable due from a customer that recently filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (original amount of the contract was approximately $6.1 million). The Company has been classified as an unsecured creditor under such filing. The company has obtained outside counsel to help with the collection of this receivable and has filed a statutory lien on the refinery where its equipment was installed. In addition, the Company has filed a lawsuit to perfect its lien interest against the owner of the refinery. While the Company has reason to believe that its lien will be found to be valid, no assurances can be given. The Company intends to vigorously pursue its collection and believes that this receivable will be collected. In the event that the Company's lien is held to be invalid, or if the receivable or a significant portion thereof is deemed to be not collectible, the Company will be required to write down the receivable to its net realizable value. To the extent that the Company's existing allowance for doubtful accounts is not adequate to cover this write down, the additional reserve required will be a charge against the Company's current year operating results. Such an event could have a material adverse impact on the Company's financial condition and reported results of its operations, and in addition, could potentially trigger a violation of the Company's loan covenants. While the Company would attempt, and has reason to believe that it would be able, to obtain a waiver for such violations, or find other lending alternatives, no assurances can be given that it would be successful in such endeavors.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


      In November 2002, the FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (the Issue). The guidance in this Issue is effective for revenue arrangement entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and whether, as a result, there is embedded more than one earnings process for revenue recognition purposes. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

      In November 2002, The FASB issues FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." This interpretation clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provision for initial recognition and measurement are required on a perspective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are required for financial statements of interim or annual reports that end after December 15, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

      In December 2002, the FASB issues SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provision of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure-only provisions of SFAS No.
123. The transition provisions are effective for fiscal years ending after December 15, 2002, with the disclosure provisions effective for interim periods beginning after December 15, 2002. The Company will implement the required disclosure provisions of SFAS No. 148 in its Form 10-Q for the period ending March 31, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership interest in any variable interest entities as of December 31, 2002.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND OTHER RISK FACTORS

      Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements".

      CHANGES IN THE POWER GENERATION INDUSTRY AND/OR THE ECONOMY COULD HAVE AN ADVERSE IMPACT ON OUR SALES OF SCR SYSTEMS AND OUR OPERATING RESULTS.

      The demand for our SCR Systems depends to an extent on the continued construction of power generation plants and upgrade of existing power plants. In the current year, approximately 55% of our consolidated revenues were from sales of SCR Systems for new and refurbished power plants versus approximately 61% for the same period last year. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our SCR Systems segment revenues and our results of operations. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

      CHANGES IN CURRENT ENVIRONMENTAL LEGISLATION COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR SCR SYSTEMS AND ON OUR OPERATING RESULTS.

      Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health have played a part in the increased use of SCR Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. Our SCR Systems business is primarily regulatory driven. This business will be adversely impacted to the extent that current regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities minimize enforcement. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

      COMPETITION COULD RESULT IN LOWER SALES AND DECREASED MARGINS.

      We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales but also a reduction in the prices that we can charge for our products. To remain competitive we must be able to not only anticipate or respond quickly to our customers' needs and enhance and upgrade our existing products and services to meet those needs, but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


changes in customer requirements. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

      WE FREQUENTLY ENTER INTO FIXED-PRICED CONTRACTS. IF OUR ACTUAL COSTS EXCEED OUR ORIGINAL ESTIMATES, OUR PROFITS WILL BE REDUCED.

      The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increases in the cost, or shortages, of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers' or subcontractors' failure to perform. These factors may also delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts will negatively impact our profits. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

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

      In fiscal 2002, approximately 14.5% of our revenue was derived from sales outside the United States. For fiscal 2003, revenue outside the United States represented approximately 17.3% of our consolidated revenues. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside the United States.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


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

      LARGE CONTRACTS REPRESENT A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE, WHICH INCREASES OUR EXPOSURE TO CREDIT RISK.

      We continue to closely monitor the credit worthiness of our customers and have not to date experienced any significant credit losses. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power industry. As such, our exposure to credit risk is affected to some degree by conditions within the power industry and governmental and/or political conditions. We try to mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" of this Report.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


      THE TERMS AND CONDITIONS OF OUR CREDIT FACILITY IMPOSE RESTRICTIONS ON OUR OPERATIONS. WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL, IF NEEDED.

      The terms and conditions of our current $10 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Availability of our credit facility is also subject to certain financial covenants, amongst others, a prohibition against losses in any three consecutive quarters or aggregate losses in any three consecutive quarters exceeding $750,000 . Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure you that we will achieve operating results that meet the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

      Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, or the refinancing of our revolving credit facility, and cash provided by operating activities, would provide sufficient funds to finance capital expenditures, working capital and otherwise meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" of this Report.

      OUR BUSINESS IS SUBJECT TO RISKS OF TERRORIST ACTS AND ACTS OF WAR.

      Terrorist acts and acts of war may disrupt our operations, as well as our customers operations. Such acts have created, and continue to create, economic and political uncertainties and have contributed to the global economic downturn that we are currently facing. Any future terrorist activities, or any continued military or security operations could further weaken the global economy and create additional uncertainties forcing our customers to further reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to foreign currency and interest rate risk. We currently have not entered into any derivative transactions as a means of hedging our exposure to interest rate risks. In addition, we have not, in the past, entered into derivative transactions to hedge our foreign balance sheet accounts or anticipated revenues. As a result, these assets and revenues are currently subject to foreign currency fluctuations. Although we are not currently in a borrowing position, and the assets and anticipated revenues which are subject to foreign currency fluctuations are relatively immaterial ($3.7 million in assets and $5.5 million in backlog at December 31, 2002), and in currencies historically not subject to significant fluctuations, the Company will continue to monitor its exposure in these areas.

ITEM 4. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports and filings under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure based closely on the definition of "disclosure controls and procedure" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


PART II. OTHER INFORMATION

ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to a vote of securities holders at the Annual Meeting of Shareholders held on November 21, 2002. A total of 2,894,175 shares (approximately 96% of all shares entitled to vote) were represented by proxy or ballot at the meeting.

      1. The stockholders' elected the following Class II Directors to serve for a three-year term expiring at the annual meeting of shareholders in 2005, or until their successors are elected and qualified.

                                                FOR      AGAINST   WITHHELD
                                                ---      -------   --------
            Mr. Bernard S. Lee               2,881,138         -     13,037
            Mr. Joseph v. Mariner Jr.        2,870,538         -     23,637

      2. The stockholders' ratified the selection of Grant Thornton LLP to serve as the Company's independent accountants for the fiscal year ending June 30, 2003. The matter was approved by a vote of 2,886,447 FOR, 3,128 AGAINST, and 4,600 ABSTAINING.

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

              4(b)      First Amendment to Rights Agreement as of August 23,
                        2001 between Peerless Mfg. Co. and Mellon Investor
                        Services, LLC (filed as Exhibit 2 to the Registration
                        Statement of the Company

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


                        on Form 8-A dated August 30, 2001, and incorporated herein by reference).

              99.1      Certification of Mr. Sherrill Stone, Chief Executive
                        Officer.*

              99.2      Certification of Mr. Richard L. Travis, Chief Financial
                        Officer.*

----------
* This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

      (b)   Reports on Form 8-K.

                  No reports were filed on Form 8-K during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PEERLESS MFG. CO.



Date: February 13, 2003             /s/ Sherrill Stone
                                    --------------------------------------------
                                    Sherrill Stone, Chairman and Chief
                                    Executive Officer


                                    /s/ Richard L. Travis
                                    --------------------------------------------
                                    Richard L. Travis, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


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

      Date: February 13, 2003

            /s/ Sherrill Stone
            ------------------
            Sherrill Stone
            Chairman and Chief Executive Officer

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Richard L. Travis, certify that:

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

      Date: February 13, 2003

            /s/ Richard L. Travis
            ---------------------
            Richard L Travis
            Chief Financial Officer

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


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

 99.1       Certification of Mr. Sherrill Stone, Chief Executive Officer.*

 99.2       Certification of Mr. Richard L. Travis, Chief Financial Officer.*

----------
* This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.