Form 10-Q
period 2003-03-31
PEERLESS MANUFACTURING CO
filed 2003-05-15
CIK 76954

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
            ________________.

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

                                 (214) 357-6181
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X      No
                                       ---------     ---------

     Indicate by check whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act). Yes           No     X
                            --------     ---------

     As of May 13, 2003 there were 2,998,534 shares of the registrant's common stock outstanding.

================================================================================

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I: FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

     Consolidated Balance Sheets at March 31, 2003 (unaudited)
     and June 30, 2002.................................................................      3

     Unaudited Consolidated Statements of Operations for the three and
     nine months ended March 31, 2003 and 2002.........................................      4

     Unaudited Consolidated Statements of Cash Flows for
     the nine months ended March 31, 2003 and 2002.....................................      5

     Notes to the Consolidated Financial Statements....................................      6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS...............................................     13

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............     26

     ITEM 4.   CONTROLS AND PROCEDURES ................................................     26

PART II:  OTHER INFORMATION
     ITEM 1.   LEGAL PROCEEDINGS.......................................................     27

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............................     27

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.........................................     27

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................     27

     ITEM 5.   OTHER INFORMATION.......................................................     27

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................     27

SIGNATURES.............................................................................     28

CERTIFICATIONS.........................................................................     29

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      March 31,      June 30,
                                                        2003           2002
                                                     ----------      --------
                                                     (unaudited)
                          ASSETS
Current assets
  Cash and cash equivalents                            $ 6,451       $ 1,386
  Short term investments                                   314           307
  Accounts receivable - principally trade - net of
   allowance of uncollectible accounts of $770 at
   March 31, 2003 and $354 at June 30, 2002             14,734        25,506
  Inventories                                            3,348         3,671
  Costs and earnings in excess of billings on
   uncompleted contracts                                 5,701         9,218
  Deferred income taxes                                    933           933
  Other current assets                                   1,616           725
                                                       -------       -------
     Total current assets                               33,097        41,746

Property, plant and equipment, net                       3,658         4,152
Other assets                                               550           608
                                                       -------       -------
     Total assets                                      $37,305       $46,506
                                                       =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       9,702        12,545
  Billings in excess of costs and earnings on
   uncompleted contracts                                 2,406         4,231
  Commissions payable                                      854         1,556
  Income taxes payable                                       -           766
  Product warranties                                       762           750
  Accrued liabilities and other payables                 2,724         4,143
                                                       -------       -------
     Total current liabilities                          16,448        23,991

Shareholders' equity
  Common stock                                           2,999         2,991
  Additional paid-in capital                             1,757         1,720
  Other                                                    (58)          (98)
  Retained earnings                                     16,159        17,902
                                                       -------       -------
     Total shareholders' equity                         20,857        22,515
                                                       -------       -------
     Total liabilities and shareholders' equity        $37,305       $46,506
                                                       =======       =======

        See accompanying notes to the consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         Three Months Ended           Nine Months Ended
                                               March 31,                   March 31,
                                        ---------------------       ---------------------
                                          2003          2002          2003          2002
                                        -------       -------       -------       -------
Revenues                                $13,564       $29,087       $48,760       $80,640
Cost of goods sold                       10,185        21,080        37,769        58,769
                                        -------       -------       -------       -------
Gross profit                              3,379         8,007        10,991        21,871
Operating expenses
  Sales and marketing                     1,452         2,122         4,616         6,163
  Engineering and project management      1,320         2,204         4,327         6,038

  General and administrative              1,259         1,870         4,425         5,353
  Restructuring expense                       -             -           483             -
                                        -------       -------       -------       -------
                                          4,031         6,196        13,851        17,554
                                        -------       -------       -------       -------
Operating income (loss)                    (652)        1,811        (2,860)        4,317

Other income (expense)
  Interest expense                            -             -             -           (21)
  Foreign exchange gain (loss)               11             -           (81)           38
  Other, net                                 55            74           172           274
                                        -------       -------       -------       -------
                                             66            74            91           291
                                        -------       -------       -------       -------
Earnings (loss) before income taxes        (586)        1,885        (2,769)        4,608

Income tax expense (benefit)               (211)          698        (1,025)        1,705
                                        -------       -------       -------       -------

Net earnings (loss)                     $  (375)      $ 1,187       $(1,744)      $ 2,903
                                        =======       =======       =======       =======


Basic earnings (loss) per share         $ (0.13)      $  0.40       $ (0.58)      $  0.98
                                        =======       =======       =======       =======

Diluted earnings (loss) per share       $ (0.13)      $  0.38       $ (0.58)      $  0.94
                                        =======       =======       =======       =======

        See accompanying notes to the consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                               March 31,
                                                        ---------------------
                                                          2003          2002
                                                        -------       -------
Cash flows from operating activities:
  Net earnings (loss)                                   $(1,744)      $ 2,903
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                           578           480
    Gain on sale of property                                  -          (267)
    Bad debt expense                                        490            31
    Other                                                    61             -
  Changes in operating assets and liabilities
    Accounts receivable                                  10,264         2,197
    Inventories                                             322        (1,184)
    Costs and earnings in excess of billings on
     uncompleted contracts                                3,517        (3,896)
    Other current assets                                   (892)         (280)
    Other assets                                             58           133
    Accounts payable                                     (2,854)        8,137
    Billings in excess of costs and earnings on
     uncompleted contracts                               (1,825)       (2,890)
    Commissions payable                                    (702)           22
    Product warranties                                       12           343
    Accrued liabilities, taxes and other payables        (2,189)           11
                                                        -------       -------
                                                          6,840         2,837
                                                        -------       -------
Net cash provided by operating activities                 5,096         5,740

Cash flow from investing activities:
  Net purchases of short term investments                    (7)            -
  Net purchases of property and equipment                   (72)       (1,298)
  Proceeds from sale of property                              -           405
                                                        -------       -------
Net cash used in investing activities                       (79)         (893)

Cash flows from financing activities:
  Net change in borrowings                                    -        (1,600)
  Proceeds from issuance of common stock                     64           189
                                                        -------       -------
Net cash provided by (used in) financing activities          64        (1,411)

Effect of exchange rate changes on
 cash and cash equivalents                                  (16)            3
                                                        -------       -------
Net increase in cash and cash equivalents                 5,065         3,439

Cash and cash equivalents at beginning of period          1,386         2,577
                                                        -------       -------
Cash and cash equivalents at end of period              $ 6,451       $ 6,016
                                                        =======       =======

        See accompanying notes to the consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

1.   BASIS OF PRESENTATION.

          The accompanying consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the "Company", "we", "us", "our") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of March 31, 2003, and for the three and nine months ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year (see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" and - "Factors That May Affect Our Operating Results and Other Risk Factors" following). The Company's fiscal year ends on June 30th. References herein to fiscal 2002 and fiscal 2003 refer to our fiscal years ended June 30, 2002 and 2003, respectively. Certain fiscal year 2002 items have been reclassified to conform with the fiscal year 2003 presentation. All dollar and share amounts are in thousands, except per share amounts and Notes 9 and 11.

2.   NEW ACCOUNTING STANDARDS.

          In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

          In November 2002, FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and whether, as a result, there is embedded more than one earnings process for revenue recognition purposes. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

          In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." This Interpretation clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provision for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are required for financial statements of

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003


     interim or annual reports that end after December 15, 2002. The Company has adopted FIN No. 45 and has included the new disclosure requirements in
     Note 4 - "Product Warranties" to the Notes to the Consolidated Financial Statements.

          In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not have any ownership interest in any variable interest entities as of March 31, 2003.

          In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FASB Statement No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, and when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.


3.   INVENTORIES.

          Inventories are stated at the lower of cost (first-in, first-out) or market. Principal components of inventories are as follows:

                         March 31,   June 30,
                           2003        2002
                         ---------   --------
Raw materials             $2,596     $2,201
Work in process              397      1,085
Finished goods               355        385
                          ------     ------
     Total inventories    $3,348     $3,671
                          ======     ======

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

4.   PRODUCT WARRANTIES

          The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed upon specifications at the time of delivery and typically for a period of 18 to 36 months from the date of customer acceptance, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from our suppliers. The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product revenue is recognized. Should these factors, or other factors affecting warranty costs differ from our estimates, revisions to the estimated product warranty liability are made.

          Product warranty activity for the three months and nine months ended March 31, 2003 and 2002, are as follows:

                                                    Three Months Ended     Nine Months Ended
                                                         March 31,              March 31,
                                                    ------------------     -----------------
                                                     2003         2002       2003       2002
                                                    -----        -----     -------     -----
Balance at the beginning of the period              $ 813        $ 639     $   750     $ 446
Accruals for warranties issued during the period      264          419       1,169       840
Changes in liability for pre-existing warranties
 during the period                                      -            -           -         -
Settlements made during the period                   (315)        (269)     (1,157)     (497)
                                                    -----        -----     -------     -----
Balance at the end of the period                    $ 762        $ 789     $   762     $ 789
                                                    =====        =====     =======     =====


5.   CONTINGENCIES

          Included in the Company's financial statements is a $2.2 million receivable due from a customer that recently filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (original amount of the contract was approximately $6.1 million). The Company has been classified as an unsecured creditor under such filing. The Company has obtained outside counsel to help with the collection of this receivable and has filed a statutory lien on the refinery where its equipment was installed. In addition, the Company has filed a lawsuit to perfect its lien interest against the owner of the refinery. While the Company has reason to believe that its lien will be found to be valid, no assurances can be given. The Company intends to vigorously pursue its collection and believes that this receivable will be collected. In the event that the Company's lien is held to be invalid, or if the receivable or a significant portion thereof is deemed to be not collectible, the Company will be required to write down the receivable to its net realizable value. To the extent that the Company's existing allowance for doubtful accounts is not adequate to cover this write down, the additional reserve required will be a charge against the Company's operating results. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Report.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

6.   EARNINGS (LOSS) PER SHARE.

          Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated.

                                             Three Months Ended      Nine Months Ended
                                                  March 31,              March 31,
                                            -------------------     -------------------
                                              2003        2002        2003        2002
                                            ------       ------     -------      ------
Net earnings (loss)                         $ (375)      $1,187     $(1,744)     $2,903
                                            ======       ======     =======      ======
Basic weighted average common
 shares outstanding                          2,999        2,983       2,995       2,976
Effect of dilutive options                       -          103           -         112
                                            ------       ------     -------      ------
Diluted weighted average common
 shares outstanding                          2,999        3,086       2,995       3,088
                                            ======       ======     =======      ======
Net earnings (loss) per share - basic       $(0.13)      $ 0.40     $ (0.58)     $ 0.98
Net earnings (loss) per share - diluted     $(0.13)      $ 0.38     $ (0.58)     $ 0.94

          The weighted average common shares outstanding-diluted computation excluded 190,581 and 198,505 outstanding stock options for the three and nine months ended March 31, 2003 because their impact would be anti-dilutive. Likewise, the weighted average common shares outstanding-diluted computation excluded 60,500 and 24,352 outstanding stock options for the three and nine months ended March 31, 2002 because their impact would be anti-dilutive.


7.   COMPREHENSIVE INCOME (LOSS).

          Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

                                 Three Months Ended        Nine Months Ended
                                      March 31,                 March 31,
                                 ------------------       -------------------
                                  2003        2002          2003        2002
                                 -----       ------       -------      ------
Net earnings (loss)              $(375)      $1,187       $(1,744)     $2,903
Foreign currency translation
 adjustment                        (21)         (13)           28         (74)
                                 -----       ------       -------      ------
Comprehensive income (loss)      $(396)      $1,174       $(1,716)     $2,829
                                 =====       ======       =======      ======

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

8.   STOCK-BASED COMPENSATION

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

          The Company continues to account for its stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations. No stock based employee compensation expense related to the Company's stock options is reflected in the net earnings (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

                                               Three Months Ended               Nine Months Ended
                                                     March 31,                       March 31,
                                              ---------------------           -----------------------
                                               2003           2002              2003            2002
                                              ------         ------           -------          ------
Net earnings (loss), as reported              $ (375)        $1,187           $(1,744)         $2,903
Deduct: Total stock-based employee
 compensation expense determined
 using the fair value based method for
 all awards, net of related tax effects          (31)           (30)             (104)            (85)
                                              ------         ------           -------          ------
Pro forma net earnings (loss)                 $ (406)        $1,157           $(1,848)         $2,818
                                              ======         ======           =======          ======
Earnings per share:
  Basic - as reported                         $(0.13)        $ 0.40           $ (0.58)         $ 0.98
  Basic - pro forma                           $(0.14)        $ 0.39           $ (0.62)         $ 0.95
  Diluted - as reported                       $(0.13)        $ 0.38           $ (0.58)         $ 0.94
  Diluted - pro forma                         $(0.14)        $ 0.37           $ (0.62)         $ 0.91

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

9.   DEFAULT OF CREDIT FACILITY

          The Company maintains a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (prime less .25%, Euros plus 2.65%), and is secured by substantially all of our assets. The margin factor is subject to a reduction schedule based on the Company's attainment of certain financial performance criteria. As of March 31, 2003, the Company had no outstanding balances under the credit line, and $3.6 million outstanding under letters of credit, leaving us with $6.4 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

          The financial covenants, among other things, require that the Company not incur losses in three consecutive quarters and that any losses (before taxes and extraordinary items) incurred over this period not exceed $750,000. The quarter ending March 31, 2003 represents the third consecutive quarterly loss for the Company, and for the nine months then ended the Company incurred losses (before taxes and extraordinary items) of approximately $2.8 million. As such, the Company is in default of its loan agreement as of March 31, 2003. The Company has obtained a temporary waiver from the bank with respect to this default and anticipates being in compliance with the aforementioned covenant upon completion of its fourth quarter. However, no assurances can be given that the Company will in fact be in compliance with this covenant upon the completion of its fourth quarter, or that the bank will be willing to grant further waivers if the Company is not in compliance with this covenant upon the completion of its fourth quarter, or in the event of further defaults. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Report.


10.  SUPPLEMENTAL CASH FLOW INFORMATION

          Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                       Nine Months Ended
                           March 31,
                       -----------------
                       2003        2002
                       ----       ------
Interest paid          $  -       $  114
Income taxes paid      $421       $2,561


11.  SUBSEQUENT EVENT

          On April 22, 2003, the Company closed on the sale of 33 acres of undeveloped land located in Wylie, Texas for $575,000. In connection with this transaction, the Company will recognize a gain in its results of operations for its fourth quarter of fiscal 2003 of approximately $475,000.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

12.  SEGMENT INFORMATION

          The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has three reportable industry segments: SCR Systems, Separation & Filtration and Boilers. For a discussion of these various segments, see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" following.

          Segment profit and loss is based on revenue less direct costs of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating income
     (loss) for the three and nine months ended March 31, 2003 and 2002 are presented below. The Company does not allocate general and administrative expenses and restructuring expenses ("unallocated overhead"), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

                                       SEPARATION                 UNALLOCATED
                              SCR     & FILTRATION    BOILERS       OVERHEAD   CONSOLIDATED
                            -------   ------------    -------     -----------  ------------
THREE MONTHS ENDED
MARCH 31, 2003
Revenue from customers      $ 6,173      $ 6,649      $   742                     $13,564
Segment profit (loss)           443          512         (348)       (1,259)         (652)

THREE MONTHS ENDED
MARCH 31, 2002
Revenue from customers      $17,350      $ 7,196      $ 4,541                     $29,087
Segment profit (loss)         3,174          666         (408)       (1,621)        1,811

NINE MONTHS ENDED
MARCH 31, 2003
Revenue from customers      $25,622      $20,488      $ 2,650                     $48,760

Segment profit (loss)           651        2,333         (936)       (4,908)       (2,860)

NINE MONTHS ENDED
MARCH 31, 2002
Revenue from customers      $48,611      $21,119      $10,910                     $80,640
Segment profit (loss)         8,877        1,206         (662)       (5,104)        4,317

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     From time to time, we make oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Factors That May Affect Our Operating Results and Other Risk Factors," as set forth starting on page 22 of this Report.

     All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

OVERVIEW

     Peerless Mfg. Co. is a global company which provides environmental, separation & filtration and boiler products for the abatement of air pollution, the removal of contaminants from gases and liquids, and the production of steam through its three principal business segments - SCR Systems, Separation & Filtration and Boilers.

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

     Separation & Filtration. In this business segment, our traditional and second principal segment, we design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of gas turbine and diesel engines.

     Boilers. In our third business segment, we design, engineer, manufacture and sell packaged boilers and other steam generating equipment. This equipment is used to produce steam used for

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

heating, drying, driving steam engines and a variety of other applications. During the first quarter of fiscal 2003, we suspended this business segment. See "Restructuring and Organizational Realignment" for additional discussion on the suspension of this business.


RESTRUCTURING AND ORGANIZATIONAL REALIGNMENT

     During the latter part of fiscal 2002, the construction of new merchant power plants in the United States slowed considerably, as doubts emerged regarding the actual demand for electricity began to surface, coupled with the continued weakness in the United States economy. In addition, recent regulatory uncertainties have caused NOx reduction initiatives relating to retro-fit projects to be delayed. These factors resulted in a downturn of new SCR Systems orders during the second half of fiscal 2002, as well as a decrease in new packaged boiler orders, which impacted our backlog at June 30, 2002.

     In response to the slowdown of new merchant power plants, continued weakness in the United States and global economies, and recent regulatory and political uncertainties, in July 2002 we initiated our "restructuring and organizational realignment initiative." The goal of this initiative was to reduce costs, streamline operations, and identify and exit certain non-critical, marginally performing operating activities, thereby positioning us with a more competitive cost structure vital for our overall long-term success. The plan included, among other things, the consolidation of manufacturing facilities and processes, the scaling down of capacities at the remaining facilities to meet anticipated market requirements and current economic conditions, suspension of non-strategic business units, and the realignment of the organization to focus on our two primary business segments: SCR Systems and Separation & Filtration.

     We believe that the result of these initiatives, including the redirection of our resources to suspend the boiler business and focus on our two remaining more profitable segments, will position us to maximize our current operational efficiencies and allow us the flexibility to meet our customers' current and anticipated needs, without sacrificing our ability to expand our business to meet future demand. While the initial phase of our restructuring and organizational realignment initiatives have been completed, we continue to look for ways to improve our operational efficiencies and performance during these trying times.


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

     Certain of our accounting policies require a higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, accrual for estimated warranty costs and allowance for doubtful accounts. Our policies and related procedures for revenue recognition on long-term contracts, accrual of warranty costs and allowance for doubtful accounts are summarized below.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

     Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, we follow the guidance contained in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is recognized as "costs and earnings in excess of billings on uncompleted contracts" or "billings in excess of costs and earnings on uncompleted contracts."

     When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We continually update our estimates of costs and status of each project with our subcontractors and our manufacturing plants. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of the our costs are subcontracted under fixed-price arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, customer change specifications, and other factors can affect our cost estimates. While we attempt to reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.

     Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependent upon the product involved and customary practices. Our typical warranties require us to repair or replace defective products during the warranty period at no cost to the customer. We attempt to obtain back-up concurrent warranties for major component parts from our suppliers. As of the balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, the estimated liability for product warranties could differ from future actual warranty costs due to a number of factors.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors,

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

including the age of the outstanding balances, evaluation of customers' current and past financial condition and credit scores, recent payment history, current economic environment, and discussions with our project managers and with the customers directly. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Report.


RESULTS OF OPERATIONS

The following table displays our statements of operations as a percentage of net revenues:

                                           Three Months Ended     Nine Months Ended
                                                March 31,            March 31,
                                           ------------------     -----------------
                                            2003         2002      2003        2002
                                           -----        -----     -----       -----
Net revenues                               100.0%       100.0%    100.0%      100.0%
Cost of goods sold                          75.1         72.5      77.5        72.9
                                           -----        -----     -----       -----
  Gross profit                              24.9         27.5      22.5        27.1
Operating expenses                          29.7         21.3      27.4        21.7
Restructuring expense                        0.0          0.0       1.0         0.0
                                           -----        -----     -----       -----
                                            29.7         21.3      28.4        21.7
                                           -----        -----     -----       -----
  Operating income (loss)                   (4.8)         6.2      (5.9)        5.4
Interest expense                             0.0          0.0       0.0         0.0
Other income (expense)                       0.4          0.3       0.2         0.4
                                           -----        -----     -----       -----
  Earnings (loss) before income taxes       (4.4)         6.5      (5.7)        5.8
Income tax expense (benefit)                (1.6)         2.4      (2.1)        2.2
                                           -----        -----     -----       -----
Net earnings (loss)                         (2.8)%        4.1%     (3.6)%       3.6%
                                           =====        =====     =====       =====


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenue for the third quarter of fiscal 2003 was $13.6 million, a decrease of $15.5 million, or 53.3%, over the third quarter revenues of $29.1 million for fiscal 2002. For the quarter, revenue related to our SCR Systems segment decreased $11.2 million, or 64.4%, from $17.4 million for the third quarter of fiscal year 2002 to $6.2 million for the same quarter of fiscal 2003. Our Separation & Filtration segment revenue declined approximately $500,000, or 6.9%, from $7.2 million for the third quarter of fiscal year 2002 to $6.7 million for the same quarter of fiscal 2003. Our Boiler segment revenues decreased $3.8 million, or 84.4%, from $4.5 million to approximately $700,000 over the same periods. We feel that the decline in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate have all contributed to the decline in sales in our SCR Systems and Separation & Filtration segments. The decrease in Boiler segment revenues has resulted primarily from our decision to suspend this operation during our current fiscal year. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" of this Report.

     Our backlog of unfilled orders was approximately $46 million at March 31, 2003, compared to $63 million at March 31, 2002, $45 million at December 31, 2002 and $38 million at September 30, 2002. We believe that the decrease in our backlog compared with the prior year is

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

primarily due to the reduction in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate. All of these factors have contributed to planned projects being placed on hold or production rescheduled, and new environmental and gas treatment projects being canceled or delayed. These factors resulted in the reduction in SCR Systems orders booked during the second half of fiscal 2002, which is impacting our reported revenues during this fiscal year. Regulations related to NOx emissions have in the past resulted in increased sales of our SCR Systems, either through new-source or retro-fit applications, and we anticipate that this trend will continue in the future. However, current regulatory uncertainties have made the ability to forecast these anticipated revenue streams extremely difficult. In addition, while the construction of new power plants has seen a significant decline over the past 12 months, there is expected to be a continued demand for SCR Systems as new power plants are built to replace older, less efficient plants, and as regulatory compliance projects are commenced, which has attributed to some degree to the improvement in our backlog since September 30, 2002.

     Our gross profit decreased $4.6 million, or 57.5%, from $8.0 million to $3.4 million for the three months ended March 31, 2002 and 2003, respectively. Gross profit, as a percentage of sales, decreased to 24.9% for the three months ended March 31, 2003, compared to 27.5% for the same period last year. Our reported margins during the period were impacted, and in the future can be expected to be impacted to some degree, by increased competitive market pressures on our SCR Systems and by the general lower volume of sales which impacts our manufacturing plant utilization. Because we manufacture a significant portion of our products, fluctuations in revenues, from quarter to quarter or period to period, will impact our manufacturing absorption utilization factors which directly impacts our reported margins. In addition to the foregoing, because certain products historically have higher margins than others, our margins are impacted by shifts in the composition of our sales. This was a factor in the current quarter where our SCR Systems revenues represented only 45.5% of our total revenues, versus 59.7% of our total revenues for the same quarter in fiscal 2002. Because we generally realize a higher margin on our environmental products, a shift, as experienced this quarter, will have a negative impact on our reported margins.

     Operating expenses decreased by $2.2 million, or 35.5%, from $6.2 million for the three months ended March 31, 2002 to $4.0 million for the three months ended March 31, 2003. The decrease in our operating expenses during the period was due to the implementation of the our restructuring and organizational realignment initiatives that began during the first quarter of fiscal 2003 (See
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" of this Report). However, as operating expenses tend to be generally fixed in nature, their relationship to revenues will be significantly impacted by fluctuations in revenues due to seasonality factors, delays in production, etc. As a result, our operating expenses, as a percentage of revenues, increased from 21.3% for the three months ended March 31, 2002 to 29.7% for the three months ended March 31, 2003. While our operating expense, as a percentage of revenues, increased this quarter, we feel our current operating structure is appropriate given our current backlog. However, we will continue to monitor our operational levels in relation to changes in our backlog and changes in the marketplace.

     Interest expense remained unchanged for the three months ended March 31, 2003 and March 31, 2002, because we had no outstanding debt during either of these reporting periods.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

     Other income (expense) remained relatively constant, reflecting income of $66,000 for the three months ended March 31, 2003 compared to $74,000 for the three months ended March 31, 2002. The decline in other income (expense) related primarily to a decrease in interest income earned during this period compared to the same period last year, which directly correlates to lower effective yields being earned by us on our investments. Our invested cash over the current period was approximately $5.7 million compared to approximately $4.8 million for the same period last year.

     As a result of the factors discussed above, we recorded a net loss for the three months ended March 31, 2003 of approximately $375,000, or $0.13 per diluted share compared to net earnings of approximately $1.2 million, or $0.38 per diluted share, for the three months ended March 31, 2002.


NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

     Revenue for the nine months ended March 31, 2003 was $48.8 million, a decrease of $31.8 million, or 39.5%, over the corresponding period last year. For the period, revenue related to our SCR Systems segment decreased $23.0 million, or 47.3%. Our Separation & Filtration segment revenue remained relatively stable decreasing approximately $600,000, from $21.1 million for the nine months ended March 31, 2002 to $20.5 million for the nine months ended March 31, 2003. Our Boilers segment revenues decreased $8.2 million, or 75.2%, from $10.9 million for the nine months ended March 31, 2002 to $2.7 million for the nine months ended March 31, 2003. We believe that the decline in the construction of new power plants, recent environmental regulatory uncertainties, and the current economic climate have all contributed to the decline in revenues in our SCR Systems segment and to some extent to the lack of growth in our Separation & Filtration segment. The drop in Boiler segment revenues has resulted primarily from our decision to suspend this operation during fiscal 2003. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" of this Report.

     Our gross profit decreased $10.9 million, or 49.8%, from $21.9 million for the nine months ended March 31, 2003 to $11.0 million for the nine months ended March 31, 2003. As a percentage of revenues our gross profit margin decreased from 27.1% for the nine months ended March 31, 2002 to 22.5% for the nine months ended March 31, 2003. Our margin decline during this period was partially due to shifts in our product mix, competitive market pressures, and lower revenues, as discussed previously in our discussion of our gross profit margins for the three months ended March 31, 2003 and 2002. In addition to these factors, our margins for the nine months March 31, 2003 were directly impacted by certain unanticipated costs associated with the start-up and commissioning of several SCR Systems projects during our second quarter of fiscal 2003 (reference is made to our Form 10-Q for the period ended December 31, 2002 for further discussion on this topic). Excluding these additional project costs, our reported margin, as a percentage of revenues, for the nine months ended March 31, 2003, would have been 24.5%.

     Operating expenses decreased by $3.7 million, or 21.0%, from $17.6 million for the nine months ended March 31, 2002 to $13.9 million for the nine months ended March 31, 2003. The decrease in operating expenses during the period was due primarily to the implementation of our restructuring and organizational realignment initiatives that began during the first three months of our current fiscal year. In connection with these initiatives we have incurred, to date, approximately $483,000 in severance and related benefits expenses. In addition, during the

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

second quarter of this fiscal year, we added an additional $400,000 to our provision for doubtful accounts which we felt was necessary given the current economic environment and uncertainties surrounding certain receivables. However, as previously discussed, operating expenses tend to be generally fixed in nature, and as such their relationship to revenues can be significantly impacted by declines in revenues. As a result, operating expenses increased, as a percentage of revenues, from 21.7% for the nine months ended March 31, 2002 to 28.4% for the nine months ended March 31, 2003. (26.6% excluding restructuring charges and the additional provision for doubtful accounts). While our operating expenses, as a percentage of revenues, have increased this year, we feel our current operating structure is appropriate given our current backlog. However, we will continue to monitor our operational levels in relation to changes in our backlog and changes in the marketplace.

     Other income (expense), decreased by approximately $200,000 from income of $291,000 for the nine months ended March 31, 2002 to $91,000 for the nine months ended March 31, 2003. The decrease related primarily to a gain on the sale of our Carrollton, Texas facility of approximately $267,000, which was included in the operational results for the quarter ended December 31, 2001, offset by additional interest and rental income in this year.

     As a result of the factors discussed above, we recorded a net loss for the nine months ended March 31, 2003, of approximately $1.7 million, or $0.58 per diluted share compared to net earnings of approximately $2.9 million, or $0.94 per diluted share, for the nine months ended March 31, 2002. Excluding the impact of the additional project costs and provision for allowance for doubtful accounts, during the second quarter of this fiscal year, we would have incurred a net loss for the nine months ended March 31, 2003 of approximately $900,000, or $.30 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were approximately $6.5 million and $1.4 million as of March 31, 2003 and June 30, 2002, respectively. Cash provided by operating activities was approximately $5.1 million for the nine months ended March 31, 2003, compared to approximately $5.7 million for the same period last year.

     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of certain project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to manage working capital. At March 31, 2003, the balance of these working capital accounts was $8.3 million compared to $17.9 million at June 30, 2002, reflecting a reduction of our investment in these working capital items of $9.6 million. This reduction in the working capital accounts was offset by our net loss of approximately $1.7 million, an increase in other current assets of approximately $.9 million, and a decrease in accrued liabilities, commissions, and other payables of approximately $2.9 million.

     Cash used in investing activities was approximately $79,000 for the nine months ended March 31, 2003, compared to approximately $893,000 for the same period last year. The

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

decrease in cash used during the current fiscal year related to a decrease in capital expenditures during this period in connection with our cost containment initiatives.

     We had approximately $64,000 of cash provided by financing activities during the current period compared to approximately $1.4 million in cash used in our financing activities during the period ended March 31, 2002. The prior year usage related to the payoff of our installment debt on our Abilene, Texas facility of approximately $1.6 million, offset by the proceeds from the issuance of common stock, pursuant to employee stock options, of approximately $189,000. The cash provided by financing activities, during the current period, related to the cash received related to the issuance of common stock pursuant to our employee stock options.

     We maintain a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (prime less .25%, Euros plus 2.65%), and is secured by substantially all of our assets. The margin factor is subject to a reduction schedule based on our attainment of certain financial performance criteria. As of March 31, 2003, we had no outstanding balances under the credit line, and $3.6 million outstanding under letters of credit, leaving us with $6.4 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

     The financial covenants, among other things, require that we not incur losses in three consecutive quarters and that any losses (before taxes and extraordinary items) incurred over this period not exceed $750,000. The quarter ending March 31, 2003 represents the third consecutive quarterly loss, and for the nine months then ended we incurred losses (before taxes and extraordinary items) of approximately $2.8 million. As such, as of March 31, 2003, we are in default of our loan agreement. We have obtained a temporary waiver from the bank with respect to our default and anticipate we will be in compliance with the aforementioned covenant upon completion of our fourth quarter. However, no assurances can be given that we will in fact be in compliance with this covenant upon the completion of our fourth quarter, or that the bank will be willing to grant further waivers if we are not in compliance with this covenant upon completion of our fourth quarter or in the event of further defaults. While we believe that we maintain adequate liquidity to support our existing operations and our planned growth, as well as to continue operations during reasonable periods of unanticipated adversity, our inability to issue letters of credit could negatively impact our ability to enter into certain contracts requiring such instruments. While we feel that we would be able to substitute some other form of guarantee, such as a performance/warranty/surety bonds, no assurances can be given that we would be successful in this endeavor, or that such instruments would be acceptable to our customers.

     Included in our financial statements is a $2.2 million receivable due from a customer that recently filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (original amount of the contract was approximately $6.1 million). We have been classified as an unsecured creditor under such filing. We have obtained outside counsel to help with the collection of this receivable and have filed a statutory lien on the refinery where our equipment was installed. In addition, we have filed a lawsuit to perfect our lien interest against the owner of the refinery. While we have reason to believe that our lien will be found to be valid, no assurances can be given. We intend to vigorously pursue the collection of this receivable and believe that it will be collected. In the event that our lien is held to be invalid, or if the

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

receivable or a significant portion thereof is deemed to be not collectible, we will be required to write down the receivable to its net realizable value. To the extent that our existing allowance for doubtful accounts is not adequate to cover this write down, the additional reserve required will be a charge against our operating results. Such an event could have a material adverse impact on our financial condition and reported results of its operations, and in addition, could potentially trigger a violation of our loan covenants. While we would attempt, and have reason to believe that we would be able, to obtain a waiver for such violations, or find other lending alternatives, no assurances can be given that we would be successful in such endeavors.


NEW ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this pronouncement to have a material impact on our financial condition or results of operations.

     In November 2002, FASB reached a consensus on EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The guidance in this Issue is effective for revenue arrangement entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and whether, as a result, there is embedded more than one earnings process for revenue recognition purposes. We do not expect the adoption of this pronouncement to have a material impact on our financial condition or results of operations.

     In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." This Interpretation clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provision for initial recognition and measurement are required on a perspective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are required for financial statements of interim or annual reports that end after December 15, 2002. We have adopted FIN No. 45 and have included the new disclosure requirements in Note 4 - "Product Warranties" to the Notes to the Consolidated Financial Statements.

     In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We did not have any ownership interest in any variable interest entities as of March 31, 2003.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

     In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FASB Statement No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, and when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of this pronouncement to have a material impact on our financial condition or results of operations.


FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND OTHER RISK FACTORS

     Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" of this Report.


     CHANGES IN THE POWER GENERATION INDUSTRY AND/OR THE ECONOMY COULD HAVE AN ADVERSE IMPACT ON OUR SALES OF SCR SYSTEMS AND OUR OPERATING RESULTS.

     The demand for our SCR Systems depends to an extent on the continued construction of power generation plants and upgrade of existing power plants. In the current year, approximately 52.5% of our consolidated revenues were derived from sales of SCR Systems for new and refurbished power plants versus approximately 60.3% for the same period last year. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our SCR Systems segment revenues and our results of operations. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.


     CHANGES IN CURRENT ENVIRONMENTAL LEGISLATION COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR SCR SYSTEMS AND ON OUR OPERATING RESULTS.

     Laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health have played a part in the increased use of SCR Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. Our SCR Systems business is primarily regulatory driven. This business will be adversely impacted to the extent that current regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

or to the extent that regulatory authorities minimize enforcement.
See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.


     COMPETITION COULD RESULT IN LOWER SALES AND DECREASED MARGINS.

     We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales, but also a reduction in the prices that we can charge for our products. To remain competitive we must be able to not only anticipate or respond quickly to our customers' needs and enhance and upgrade our existing products and services to meet those needs, but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.


     WE ENTER INTO FIXED-PRICED CONTRACTS. IF OUR ACTUAL COSTS EXCEED OUR ORIGINAL ESTIMATES, OUR PROFITS WILL BE REDUCED.

     The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increases in the cost, or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers' or subcontractors' failure to perform. These factors may also delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts will negatively impact our profits. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.


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


     OUR ABILITY TO CONDUCT BUSINESS OUTSIDE THE UNITED STATES MAY BE ADVERSELY AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL AND OUR REVENUES AND PROFITS FROM INTERNATIONAL SALES COULD BE ADVERSELY IMPACTED.

     In fiscal 2002, approximately 14.5% of our revenue was derived from sales outside the United States. For fiscal 2003, revenue outside the United States represented approximately

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

19.5% of our consolidated revenues. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States.


     OUR FINANCIAL PERFORMANCE MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, MAKING IT DIFFICULT FOR US TO ESTIMATE FUTURE REVENUE.

     Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our SCR Systems contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical Separation & Filtration contracts, which tends to intensify their impact on our quarterly operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our SCR Systems revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our SCR Systems products, may have a significant impact on our quarterly operating results. Therefore, our quarterly operating results may be subject to significant variations and our operating performance in one quarter may not be indicative of our future performance. See Item 2 - "Management's Discussion and analysis of Financial Condition and Results of Operation" of this report.


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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

     LARGE CONTRACTS REPRESENT A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE, WHICH INCREASES OUR EXPOSURE TO CREDIT RISK.

     We continue to closely monitor the credit worthiness of our customers and have not, to date, experienced any significant credit losses. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power industry. As such, our exposure to credit risk is affected to some degree by conditions within the power industry and governmental and/or political conditions. We try to mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" of this Report.


     THE TERMS AND CONDITIONS OF OUR CREDIT FACILITY IMPOSE RESTRICTIONS ON OUR OPERATIONS. WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL, IF NEEDED.

     The terms and conditions of our current $10 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Availability of our credit facility is also subject to certain financial covenants, amongst others, a prohibition against losses in any three consecutive quarters or aggregate losses (before taxes and extraordinary items) in any three consecutive quarters exceeding $750,000. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure you that we will achieve operating results that meet the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of March 31, 2003 we are in default of our credit agreement. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" of this Report.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not, nor do we expected to be, in a borrowing position. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest due to the fact that the operations of our UK subsidiary are almost exclusively conducted in their local currency. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We, on occasion, will purchase derivative transactions with respect to contracts entered into by our domestic operations which have been sold in currencies other than US dollars, but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations.


ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports and filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure based closely on the definition of "disclosure controls and procedure" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)).

     Within 90 days prior to the date of this Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation and as of the date of the filing of this Report on Form 10-Q.


PART II. OTHER INFORMATION

ITEMS 1, 2, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          We maintain a $10 million revolving line of credit facility that expires in October 2003. As of March 31, 2003, we had no outstanding balances under the credit line, and $3.6 million outstanding under letters of credit, leaving us with $6.4 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. The financial covenants, among other things, require that we not incur losses in three consecutive quarters and that any losses (before taxes and extraordinary items) incurred over this period not exceed $750,000. The quarter ending March 31, 2003 represents the third consecutive quarterly loss for us and for the nine months then ended we incurred losses (before taxes and extraordinary) of approximately $2.8 million. As such we are in default of our loan agreement as of March 31, 2003. We have obtained a temporary waiver from the bank with respect to this default and we anticipate being in compliance with the aforementioned covenant upon completion of our fourth quarter. However, no assurances can be given that we will in fact be in compliance with this covenant upon the completion of our fourth quarter, or that the bank will be willing to grant further waivers if we are not in compliance with the covenant upon the completion of our fourth quarter or in the event of further defaults.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               The following exhibits are filed as part of this report.

          Exhibit
          Number             Exhibit
          -------            -------
           3 (a)             Articles of Incorporation, as amended to date
                             (filed as Exhibit 3 (a) to our report on Form
                             10-Q for the fiscal quarter ended December 31,
                             1997, and incorporated herein by reference).

           3 (b) Bylaws, as amended to date (filed as Exhibit 3 (b) to our report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference).

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

          Exhibit
          Number             Exhibit
          -------            -------
           4 (a)             Rights Agreement dated May 22, 1997 between
                             Peerless Mfg. Co. and Mellon Investor Services, LLC
                             (formerly ChaseMellon Shareholder Services, LLC),
                             as Rights Agent (filed as Exhibit 1 to our
                             Registration Statement on Form 8-A dated May 22,
                             1997, and incorporated herein by reference).

           4 (b)             Amendment to Rights Agreement dated August 23,
                             2001, between Peerless Mfg. Co. and Mellon Investor
                             Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A/A dated
                             August 30, 2001, and incorporated herein by reference).

           99.1              Certification of Mr. Sherrill Stone, Chief
                             Executive Officer.*

           99.2              Certification of Mr. Richard L. Travis, Chief
                             Financial Officer.*

----------
* This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

     (b)  Reports on Form 8-K.

               We did not file any reports on Form 8-K during the quarter ended March 31, 2003.

               We filed a report on Form 8-K on May 14, 2003 reporting our financial results for the quarter ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PEERLESS MFG. CO.



Date: May 15, 2003                  /s/ SHERRILL STONE
     --------------------           --------------------------------------------
                                    Sherrill Stone
                                    Chairman and Chief Executive Officer

                                    /s/ RICHARD L. TRAVIS
                                    --------------------------------------------
                                    Richard L. Travis, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 15, 2003
           ------------------------------
           /s/ SHERRILL STONE
           ------------------------------
           Sherrill Stone
           Chairman and Chief Executive Officer

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: May 15, 2003
           ------------------------------------
           /s/ RICHARD L. TRAVIS
           ------------------------------------
           Richard L. Travis
           Chief Financial Officer

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                   FORM 1O-Q
                      FOR THE PERIOD ENDED MARCH 31, 2003

                                INDEX TO EXHIBITS

Exhibit
Number          Exhibit
-------         -------
  3 (a)         Articles of Incorporation, as amended to date (filed as Exhibit
                3 (a) to our report Form 10-Q for the fiscal quarter ended
                December 31, 1997, and incorporated herein by reference).

  3 (b) Bylaws, as amended to date (filed as Exhibit 3 (b) to our report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference).

  4 (a)         Rights Agreement dated May 22, 1997 between Peerless Mfg. Co.
                and Mellon Investor Services, LLC (formerly ChaseMellon
                Shareholder Services, LLC), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A dated May 22, 1997, and incorporated herein by reference).

  4 (b)         Amendment to Rights Agreement dated August 23, 2001, between
                Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights
                Agent (filed as Exhibit 2 to our Registration Statement on Form
                8-A/A dated August 30, 2001, and incorporated herein by reference).

  99.1          Certification of Mr. Sherrill Stone, Chief Executive Officer.*

  99.2          Certification of Mr. Richard L. Travis, Chief Financial Officer.*

-----------------
* This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.