Form 10-K
period 2003-06-30
PEERLESS MANUFACTURING CO
filed 2003-09-26
CIK 76954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                           COMMISSION FILE NO. 0-5214
                                 ---------------
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
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    (Title of Class)                    (Name of each exchange where registered)
-----------------------------           ----------------------------------------
Common Stock, $1.00 Par Value                           NASDAQ

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). YES [ ] NO [X]

         The aggregate value of the voting stock held by non-affiliates of the Registrant as of December 31, 2002 was approximately $19.7 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

         Number of shares outstanding of the Registrant's Common Stock, $1.00 par value, as of September 25, 2003 was 3,000,534.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I

         Item 1.    Business..................................................................      3

         Item 2.    Properties................................................................      7

         Item 3.    Legal Proceedings.........................................................      8

         Item 4.    Submission of Matters to a Vote  of Security Holders......................      8

PART II

         Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters.....      8

         Item 6.    Selected Financial Data...................................................      9

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.............................................................     10

         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk................     22

         Item 8.    Consolidated Financial Statements and Supplementary Data..................     23

         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure................................................................     23

         Item 9A.   Controls and Procedures...................................................     23

PART III

         Item 10.   Directors and Executive Officers of the Registrant........................     23

         Item 11.   Executive Compensation....................................................     23

         Item 12.   Security Ownership of Certain Beneficial Owners and Management............     23

         Item 13.   Certain Relationships and Related Transactions............................     23

         Item 14.   Principal Accountant Fees and Services....................................     23

PART IV

         Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........     24

                    Signatures................................................................     25

                    Index to Exhibits.........................................................     51

                                     PART I

ITEM 1. BUSINESS

         Peerless Mfg. Co. (the "Company," "Registrant," "Peerless" or "we," "us" or "our") was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. We have three wholly owned subsidiaries incorporated in Texas, the United Kingdom, and Barbados, respectively. Our executive offices are located at 2819 Walnut Hill Lane, Dallas, TX 75229. Our telephone number at this location is (214) 357-6181, and our website may be accessed at www.peerlessmfg.com. Our fiscal year ends on June 30. References herein to "fiscal 2001," "fiscal 2002," and "fiscal 2003" refer to our fiscal years ended June 30, 2001, 2002, and 2003, respectively.

OPERATING SEGMENTS AND PRODUCTS

         We operate our business through two primary business segments, the larger of which is our Environmental Systems business, which accounted for approximately 54% of our revenues in fiscal 2003. In this business segment we design, engineer, manufacture and sell highly specialized environmental control systems for air pollution abatement. Our main product, Selective Catalytic Reduction systems, referred to as "SCR Systems," converts nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil to harmless nitrogen and water vapor. These systems are complete with instruments, controls and related valves and piping, and are totally integrated systems. Along with the SCR Systems, we offer systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter.

         Our other primary business segment is our Separation & Filtration Systems business, which accounted for approximately 40% of our revenues in fiscal 2003. In this business segment we design, engineer, manufacture and sell specialized products and systems known as "separators" or "filters" which are used in cleaning and conditioning gases and liquids as they move through a piping system. These products are used to remove solid and liquid contaminants from natural gas and saltwater aerosols from the combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.

         In addition to our two primary business segments, we have designed, manufactured and sold packaged boilers and other steam generating equipment through our Texas subsidiary, PMC Acquisition Inc., doing business as ABCO Industries ("ABCO"). This segment accounted for approximately 6% of our revenues in fiscal 2003. This equipment is used to produce steam, which is used in processes to heat, dry, drive steam turbines, and a variety of other applications. As part of our restructuring and organizational realignment initiative, we suspended this business segment during the first quarter of fiscal 2003, and redirected these resources to our two primary business segments: Environmental Systems and Separation & Filtration Systems. See also
Item 1 - "Business - Restructuring and Organizational Realignment" of this
Report.

         Although we manufacture and stock a limited number of items of equipment for immediate delivery, the majority of our products are custom designed based on specific customer requirements or specifications, generally pursuant to long-term fixed priced contracts. In certain cases, our products and components are designed by us but produced by subcontractors or contract vendors under our supervision.

         Please see Note M - "Industry Segment and Geographic Information," in our Notes to Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report for further disclosure and discussion of financial information with respect to these three segments, Environmental Systems, Separation & Filtration Systems, and Boilers.

RESTRUCTURING AND ORGANIZATIONAL REALIGNMENT

         During the latter part of fiscal 2002, the construction of new merchant power plants in the United States slowed considerably as a result of generating overcapacity and lower demand for electricity, coupled with a weakness in the United States economy. In addition, regulatory uncertainties caused NOx reduction initiatives relating to retrofit projects to be delayed. These factors resulted in a downturn of new SCR Systems orders during the second half of fiscal 2002, which has had a significant impact on our backlog and reported revenues for fiscal year 2003.

         In response to the slowdown of new merchant power plants, continued weakness in the United States and global economies, and recent regulatory and political uncertainties, we started our restructuring and organizational realignment initiative in July 2002. The goals of this initiative were to reduce costs, streamline operations, and identify and exit certain non-critical, marginally performing operating activities, thereby positioning us with a more competitive cost structure vital for our overall long-term success. The plan included, among other things, the consolidation of manufacturing facilities and processes, the scaling down of capacities at the remaining facilities to meet anticipated market requirements and current economic conditions, suspension of non-strategic business units, and the realignment of the organization to focus on our two primary strategic business units: Environmental Systems and Separation & Filtration Systems. As part of this initiative, we determined that our Boiler segment met the criteria of a non-critical, marginally performing business unit and thus we suspended this operation during the first quarter of fiscal year 2003. We redirected our boiler manufacturing resources to our two primary business units.

         We believe that as a result of this initiative, we will be positioned to maximize our current operational and manufacturing efficiencies and still retain the flexibility to meet our customers' current and anticipated needs, without sacrificing our ability to expand our business to meet future demand. While the initial phase of our restructuring and organizational realignment initiative has been completed, and while we have seen a slight increase in our backlog, we continue to operate in challenging times and thus continue to look for ways to improve our operational and manufacturing efficiencies and performance.

MANUFACTURING AND OUTSOURCING

         Our products are fabricated utilizing a combination of in-house manufacturing, subcontractors and contract vendors. In both fiscal 2002 and 2003, we estimate manufacturing outsourced to subcontractors accounted for a significant percentage of our costs of good sold (approximately 35% in fiscal 2002 and 39% in fiscal 2003). We believe that our use of outsourcing relationships provides us with flexibility to rapidly expand our manufacturing capacity without significantly increasing our capital expenditures. Our subcontractors generally manufacture products on a fixed-price basis for each project. We regularly review our subcontractor and contract vendor relationships to ensure competitive costs, quality and workmanship standards and on-time delivery.

         We maintain significant in-house manufacturing capabilities and generally manufacture those products whose complexity may preclude their production by our subcontractors and/or contract vendors and to protect proprietary technology.

CUSTOMERS

         Our Environmental Systems are sold to independent power producers, power developers, engineering and construction companies, heat recovery steam generator manufacturers, boiler manufacturers, refineries, petrochemical plants and others who desire or may be required by environmental regulations to reduce nitrogen oxide (NOx) emissions and ground level zone to which NOx is a precursor.

         Gas separators, filters and conditioning systems produced by our Separation & Filtration Systems business are sold to gas producers and gas gathering, transmission and distribution companies, chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines, and to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. Marine separation and filtration systems are sold primarily to shipbuilders.

         We market our products worldwide through independent representatives who sell on a commission basis under the general direction of an officer of Peerless. We also sell products directly to customers through our internal sales force. Our business activity and revenues historically have not been seasonal.

         Boilers supplied by ABCO were sold to industrial, process and utility customers. These products were sold through a number of sales channels, including direct to users of the equipment, consulting engineers and original equipment manufacturers (OEM's).

         We are not dependent upon any single customer or group of customers in either of our two primary business segments. The custom-designed and project-specific nature of our business can cause year-to-year variance in our major customers. During fiscal 2003, one customer accounted for approximately 15% of our consolidated revenues, and in fiscal years 2002 and 2001, different customers accounted for approximately 13% and 17% of our total consolidated revenues, respectively.

         Sales to international customers have been a part of our business for more than forty years. During fiscal 2003, foreign sales amounted to approximately $20 million, or 29% of our total consolidated revenues, compared to sales of approximately $16 million, or 15% of our total consolidated revenues during fiscal 2002. The custom-designed and project-specific nature of our products enables us to sell to most geographic regions. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Operating Results and Other Risk Factors" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" of this Report.

BACKLOG

         Our backlog of uncompleted orders as of June 30, 2003, was approximately $40 million, compared to $36 million as of June 30, 2002. Backlog has been calculated under our normal practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled. In excess of 80% of our backlog at June 30, 2003 is scheduled to be completed by the end of fiscal 2004. For further discussion on our backlog and organizational restructuring, please see Item 1 - "Business - Restructuring and Organizational Realignment" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

COMPETITION

         There are many U.S. and international competitors with capital and revenues both larger and smaller than ours in the manufacturing and selling of Environmental Systems and Separation & Filtration Systems. Management believes that experience, performance, reliability and warranty service are the prime competitive factors in our markets. We believe that we strongly compete in all these areas.

PATENTS, LICENSES AND PRODUCT DEVELOPMENT

         We believe that we are an industry leader in designing, engineering and manufacturing efficient, dependable SCR Systems. We also consider ourselves to be highly skilled in the technology required to design and manufacture high efficiency vapor/liquid separation equipment and systems for the oil and gas industries and filtration equipment for the marine market. Our expenditures for new product development and improvements were approximately $316,000 in fiscal year 2003, $576,000 in fiscal 2002, and $621,000 in fiscal 2001. See Item 1 -
"Business - Restructuring and Organizational Realignment" of this Report.

         To protect our intellectual property rights, we depend upon a combination of patents, trademarks, non-disclosure and confidentiality agreements with our employees, subcontractors, contract vendors, customers and others and various internal controls. We have existing patents and patent applications pending on some of our products and processes that are important to our business. These include patents on vane designs, separator profiles, marine/separator filtration systems and pressure testing capabilities. In addition, most of our products are proprietary and are sold utilizing our proven technology and knowledge of the applications.

EMPLOYEES

         At June 30, 2003, we had 196 employees (349 employees at June 30,
2002). Our employees by location is as follows:

                               AS OF JUNE 30,
                            -------------------
GEOGRAPHIC LOCATION         2003           2002
-------------------         ----           ----
United States               170            326
United Kingdom               22             19
Singapore                     4              4
                            ---            ---
  Total                     196            349
                            ===            ===

         None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have experienced no material labor difficulties during the past year and we believe our employee relations are good.

         As part of our restructuring and organizational realignment initiative, we identified several areas for greater operational efficiencies and other areas that could be easily and cost effectively outsourced. As a result, during fiscal 2003 we were able to significantly reduce our headcount, while still maintaining our ability to meet our customers' needs. In connection with this restructuring, we incurred approximately $500,000 in severance and related costs during fiscal 2003. We plan to continue to monitor our work force requirements and make additional adjustments if appropriate. See also Item 1 - "Business - Restructuring and Organizational Realignment" of this Report.

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

         Environmental regulations related to NOx and ozone emissions have a significant impact on the demand for our Environmental Systems. See also Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Factors That May

Affect Our Operating Results and Other Risk Factors" of this Report. For geographic information see Note M of our Notes to Consolidated Financial Statements attached to this Report.

AVAILABLE INFORMATION

         Peerless is a reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission" or "SEC"). The public may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information at the SEC website: www.sec.gov.

         Our website address is www.peerlessmfg.com. We make available, free of charge at the "Investor Relations" portion of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

ITEM 2. PROPERTIES.

         Our executive offices and main research and development facilities are owned, and are located in Dallas, Texas. We own and operate manufacturing and warehousing facilities in Dallas, Denton and Abilene, Texas. We also lease sales and marketing facilities in Dallas, Texas, Halstead - Essex, England and Singapore. See table below for additional details on our locations.

                              APPROXIMATE
        LOCATION              SQ. FOOTAGE                       GENERAL USE
--------------------------    -----------      ---------------------------------------------
Owned:

  Dallas, Texas                 48,000         Office, warehouse and research and
                                               development.

  Dallas, Texas                 80,000         Manufacturing - Environmental Systems and
                                               Separation & Filtration products until
                                               November 2002.

  Denton, Texas                 22,000         Manufacturing - internal components for
                                               Separation & Filtration products and
                                               Nuclear/ Marine products.

  Abilene, Texas                78,000         Manufacturing - Boiler products,
                                               Environmental Systems and Separation &
                                               Filtration Systems.
Leased:

  Dallas, Texas                  3,500         Sales and marketing office

  Halstead - Essex, England      2,200         Sales, engineering and administration office

  Singapore                      2,300         Sales office

         During fiscal year 2003, in connection with our restructuring initiatives, we consolidated our Dallas manufacturing operations into our Abilene manufacturing facility. We feel that this consolidation will reduce our manufacturing costs and will result in increased utilization of our remaining manufacturing facilities. In addition, during fiscal 2003, we sold approximately 32 acres of raw land located in Wylie, Texas. See Item 1 - "Business - Restructuring and Organizational Realignment" of this Report for further discussion on our restructuring and reorganization.

         While we believe our office and manufacturing facilities are adequate and suitable for our present requirements, we will continue to periodically review our space requirements and consolidate and dispose, lease or sublet facilities we no longer require and acquire new space, if our needs dictate.

         Our owned facilities are pledged as collateral to secure our obligations under our revolving line of credit facility. Please see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Report.

ITEM 3. LEGAL PROCEEDINGS

         From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters require disclosure.

                                     PART II

Unless otherwise indicated, the share, per share and dividend per share information reflected in this report have been adjusted to reflect the Registrant's two-for-one stock split in the form of a stock dividend effected on October 18, 2001.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Our common stock, par value $1.00 per share, is listed on the Nasdaq National Market under the symbol "PMFG." The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for our common stock as reported by Nasdaq and cash dividends paid per share. The share, per share and cash dividend amounts indicated have been adjusted to reflect the two-for-one stock split effected on October 18, 2001.

FISCAL YEAR                 HIGH         LOW       CASH DIVIDEND
-------------------       --------     -------     -------------
2002  First Quarter       $ 22.80      $ 17.20         $ -
      Second Quarter        21.81        15.15           -
      Third Quarter         18.85        15.75           -
      Fourth Quarter        19.50        15.65           -

2003  First Quarter       $ 17.50      $  7.31         $ -
      Second Quarter        12.00         7.75           -
      Third Quarter         10.00         8.25           -
      Fourth Quarter        12.50         8.45           -

The last reported sale price of the common stock on NASDAQ on September 25, 2003 was $10.90 per share. As of that date, there were approximately 131 record holders of common stock. Cash dividends may be paid, from time to time, on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements, compliance with the financial covenants of our bank credit facility, and such other factors as the Board of Directors deem appropriate.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the years in the five-year period ended June 30, 2003, which are derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of June 30, 2003 and 2002, and for the years ended June 30, 2003, 2002 and 2001, and the report of Grant Thornton LLP thereon are included elsewhere in this Report. The selected financial data should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report. The share, earnings (loss) per share, dividends per share, and book value per share amounts have been adjusted to give effect to the two-for-one stock split effected on October 18, 2001.

                                                                  AS OF AND FOR THE YEARS ENDED JUNE 30,
                                     -----------------------------------------------------------------------------------------------
                                        2003        %        2002      %          2001     %        2000      %      1999      %
                                     -----------------------------------------------------------------------------------------------
                                                            (Dollars in thousands, except share and per share amounts)
OPERATING RESULTS:

Revenues                             $  69,170    100.0   $ 109,456  100.0     $ 78,159   100.0   $ 58,561  100.0  $ 40,568   100.0
Cost of revenues                        52,514     75.9      78,531   71.8       54,649    69.9     42,903   73.3    26,296    64.8
Gross margin                            16,656     24.1      30,925   28.2       23,510    30.1     15,658   26.7    14,272    35.2
Operating expenses                      18,148     26.2      24,657   22.5       17,608    22.5     13,882   23.7    11,293    27.8
Operating income                        (1,492)    (2.1)      6,268    5.7        5,902     7.6      1,776    3.0     2,979     7.4
Other income (expenses)                    774      1.1         472    0.4       (1,027)   (1.3)      (198)  (0.3)     (133)   (0.3)
Provision for taxes                       (339)    (0.5)      2,351    2.1        1,803     2.3        647    1.1       996     2.5
Net income                           $    (379)    (0.5)  $   4,389    4.0     $  3,072     3.9   $    931    1.6  $  1,850     4.6

PER SHARE DATA:

Basic earnings per share             $   (0.13)           $    1.47            $   1.04           $   0.32         $   0.63
Diluted earnings per share           $   (0.13)           $    1.43            $   1.02           $   0.32         $   0.63
Cash dividends per share             $       -            $       -            $   0.13           $   0.25         $   0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic earnings per share                 2,996                2,978               2,947              2,918            2,910
Diluted earnings per share               2,996                3,080               3,002              2,940            2,920

FINANCIAL POSITION:

Working capital                      $  17,771            $  17,755            $ 14,615           $ 11,938         $ 11,469
Current assets                          38,012               41,746              41,731             27,528           20,456
Total assets                            42,552               46,506              46,156             32,121           23,479
Current liabilities                     20,241               23,991              27,116             15,590            8,987
Total liabilities                       20,241               23,991              28,463             17,372            8,987
Equity                                  22,311               22,515              17,693             14,749           14,492
Book value per share                 $    7.44            $    7.53            $   5.99           $   5.02         $   4.99

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a global company providing environmental and separation and filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments
- Environmental Systems and Separation & Filtration Systems. During fiscal year 2003, we suspended the operations of our Boiler business. See Item 1 - "Business
- Restructuring and Organizational Realignment" of this Report for additional discussion on the suspension of this business unit.

         Environmental Systems. In this business segment, which represented 54% of our fiscal 2003 revenues, we design, engineer, manufacture and sell highly specialized environmental control systems, which are used for air pollution abatement. Our main product, SCR Systems, is used to convert nitrogen oxide
(NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related values and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter.

         Separation & Filtration. In this business segment, which represented 40% of our fiscal 2003 revenues, we design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines.

         Boilers. In this suspended business segment, which represented 6% of our fiscal 2003 revenues, we designed, engineered, manufactured and sold packaged boilers and other steam generating equipment. This equipment is used to produce steam, used for heating, drying, driving steam engines and a variety of other applications. See also Item 1 - "Business - Restructuring and Organizational Realignment" of this Report for additional discussion on the suspension of this business unit during fiscal 2003.

FORWARD-LOOKING STATEMENTS

         From time to time, we make oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 (the "Act") or by the Commission in its rules, regulations and releases. We desire to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the Commission. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Factors That May Affect Our Operating Results and Other Risk Factors" starting on page 19 of this Report.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or changes in events, conditions, or circumstances on which any forward-looking statement is based.

RESULTS OF OPERATIONS - CONSOLIDATED

         Revenues. For fiscal 2003, net revenues decreased approximately $40.3 million, or 36.8%, to $69.2 million from $109.5 million in fiscal 2002. Domestic revenues decreased approximately $44.4 million, or 47.3%, from $93.9 million in fiscal 2002 to $49.5 million in fiscal 2003. Foreign revenues increased approximately $4.1 million, or 26.3%, from $15.6 million in fiscal 2002 to $19.7 million in fiscal year 2003. The decline in domestic revenues was mainly attributable to the decline in our Environmental Systems sales. The increase in foreign revenues related primarily to the increase in our U.K. operations sales of our Separation & Filtration Systems. We feel that the decline in the construction of new power plants, regulatory uncertainties, and the current economic climate have all contributed to the decline in our domestic revenues during this fiscal year.

         For fiscal 2002, net revenues increased approximately $31.3 million, or 40.0%, to $109.5 million from $78.2 million in fiscal 2001. Domestic revenues increased approximately $25.1 million, or 36.5%, from $68.8 million in fiscal 2001 to $93.9 million in fiscal 2002. Foreign revenues increased approximately $6.2 million, or 66.0%, from $9.4 million in fiscal 2001 to $15.6 million in fiscal year 2002. The increase in domestic revenues was mainly attributable to the continued demand for our Environmental Systems. The increase in our foreign revenues related primarily to increased demand for our Separation & Filtration Systems overseas.

         The Company's backlog of unfilled orders was approximately $40 million at June 30, 2003, compared to $36 million at June 30, 2002 and $68 million at June 30, 2001. While our backlog has increased since June 30, 2002, we feel that the reduction in the construction of new power plants, environmental regulatory uncertainties, and the current economic climate have all played a contributing factor in the overall decline in our backlog since June 30, 2001. All of these factors have contributed to planned projects being placed on hold or production rescheduled, and new environmental and gas treatment projects being canceled or delayed. These factors played a contributing role in the decline in our Environmental Systems orders during the second half of fiscal 2002, which has directly impacted our reported revenues and backlog during fiscal 2003. In addition, our backlog at June 30, 2003 has been impacted by our decision to suspend our Boiler business during fiscal 2003. We had approximately $400,000 in Boiler orders in our backlog at June 30, 2003 compared to $2.8 million at June 30, 2002. The adoption of regulations related to NOx emissions have in the past resulted in increased sales of our Environmental Systems, either through new-source or retrofit applications, and we would anticipate that this trend will continue in the future as compliance dates approach and regulatory uncertainties are resolved. In addition, while the construction of new power plants has seen a significant decline over the past 12 months, there is expected to be a continued demand for our Environmental Systems as new power plants are built to replace older, less efficient plants, and as regulatory compliance projects are commenced. We feel these factors, to some degree, have attributed to the improvement in our backlog since our prior fiscal year end.

         Gross Profit Margin. For fiscal 2003, our gross profit margin decreased $14.2 million, or 46.0%, from $30.9 million in fiscal 2002 to $16.7 million in fiscal 2003. Gross profit margin, as a percentage of sales, decreased from 28.2% for the year ended June 30, 2002 to 24.1% for the year ended June 30, 2003. Our reported margins during fiscal 2003 were impacted largely by two primary factors: lower sales volume and shifts in product mix. As we manufacture a significant portion of our products, fluctuations in revenues, from quarter to quarter or year to year, will impact our manufacturing absorption factors, which will directly impact our reported margins. Certain of our products historically have higher margins than others; as a result, shifts in the composition of our sales can have a significant impact on our reported margins. This was a factor in fiscal 2003 where our Environmental Systems revenues, which historically have higher gross profit margins, represented 54.2% of our total revenues compared with 59.9% for fiscal 2002. In addition to the two primary factors, our margins during the fiscal 2003 were also impacted by start-up costs on several SCR System projects being higher than we initially budgeted and increased competition in the marketplace. See also Item 1 - "Business - Restructuring and Organizational Realignment" and Item 7 - "Results of Operations - Segments" of this Report.

         For fiscal 2002, our gross profit margins increased $7.4 million, or 31.5%, from $23.5 million in fiscal 2001 to $30.9 million in fiscal 2002. Gross profit margins, as a percentage of sales, decreased from 30.1% for the year ended June 30, 2001 to 28.2% for year ended June 30, 2002. The reduced gross profit percentage was primarily attributable to the increased percentage of our boiler revenues as a percentage of our total revenues. In fiscal year 2001, boiler revenues represented 3.7% of our total revenues. In fiscal year 2002, this percentage had increased to 13.3%. Traditionally, we have recognized a lower margin on our boiler products in relation to our other business segments. Therefore, any shifts in our sales mix in any particular period could have an impact on our reported margins for that period. As discussed in Item 1 - "Business - Restructuring and Organizational Realignment" due to the limited margins that the market is currently allowing for packaged boilers, and the drop in demand for all boiler products, we suspended this operation during the first quarter of fiscal 2003.

         Operating Expenses. For fiscal 2003, operating expenses decreased by $6.6 million, or 26.7%, to $18.1 million, compared to $24.7 million for fiscal year 2002. Although, operating expenses, as a percentage of sales, were 26.2% for fiscal 2003 up from 22.5% for fiscal 2002. The decrease in the amount of operating expenses during fiscal 2003 was due to the implementation of our restructuring and organizational realignment initiative. As the steps in this initiative were phased-in over the year, we did not realize the full benefit of this initiative until the second half of our fiscal year. In connection with this initiative, we incurred approximately $500,000 in severance payments and related costs. In addition, included in our operating expenses this year is an additional provision for doubtful accounts of approximately $650,000. Given the current economic environment and uncertainties surrounding certain receivables, we deemed an increase in our allowance for doubtful accounts was appropriate. Excluding these charges, our operating expenses as a percentage of sales would have been 24.4% for fiscal 2003. See also Item 1 - "Business - Restructuring and Organizational Realignment" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" of this Report.

         For fiscal 2002, operational expenses increased $7.1 million, or 40.3%, from $17.6 million for fiscal year 2001 to $24.7 million for fiscal year 2002. Operating expenses as a percentage of revenue were 22.5% for both fiscal years 2002 and 2001. The increase in the amount of operating expenses during fiscal 2002 related to the additional engineering and project management personnel required for the increased level and complexity of our Environmental Systems sales.

         Other Income and Expense. For fiscal 2003, other income and expense items changed by approximately $302,000 from an addition to income of approximately $472,000 for the fiscal year 2002 to addition to income of $774,000 for fiscal year 2003. During fiscal 2003, we recognized a gain of approximately $473,000 on the sale of our Wylie, Texas property and other assets and recognized a gain of approximately $267,000 in fiscal 2002 on the sale of our Carrollton, Texas property and other assets. We also realized foreign currency exchange gains of approximately $146,000 during fiscal 2003 compared to approximately $84,000 in fiscal 2002.

         During fiscal year 2002, other income and expense items changed by approximately $1.5 million from a charge to earnings of approximately $1.0 million for fiscal 2001 to an addition of income of approximately $472,000 for fiscal 2002. During fiscal 2002, we incurred approximately $625,000 less in interest expense, as we had less debt outstanding during the period, and realized a gain of approximately $267,000 from the sale of our Carrollton, Texas facility and other assets. In addition, we realized foreign currency exchange gains of approximately $84,000 in fiscal 2002 versus currency exchange losses of approximately $155,000 in fiscal 2001.

Income Taxes. The Company's effective income tax rate was approximately 47.2%, 34.9% and 37.0% in fiscal 2003, 2002 and 2001, respectively. The increase in the effective rate in fiscal 2003 is a result of benefits from the lower foreign tax rate and foreign sales income exclusions increasing the tax benefit (and effective rate) in fiscal 2003, as opposed to decreasing the tax expense (and effective rate) in fiscal 2002 and 2001. Additionally, the credits in fiscal 2003 represented a larger percentage of the tax expense (benefit) in fiscal 2003 compared with fiscal 2002 or 2001. For further discussion related to our income taxes, please see Note K to our Notes to Consolidated Financial Statements attached to this Report.

         Net Earnings (loss). As a result of the above factors, we incurred a net loss of approximately $380,000, or .5% of sales, for fiscal 2003 compared to net earnings of approximately $4.4 million, or 4.0% sales, for fiscal 2002. Basic earnings per share decreased from $1.47 per share for 2002, to a loss of $0.13 per share for 2003. Diluted earnings per share decreased from $1.43 per share for 2002, to a loss of $0.13 per share for 2003. For fiscal year 2002, net earnings increased $1.3 million, or 41.9%, from $3.1 million for fiscal year 2001. Basic earnings per share increased from $1.04 per share for fiscal 2001, to $1.47 per share for 2002, or 41.3%. Diluted earnings per share increased from $1.02 per share for 2001, to $1.43 per share for 2002, or 40.2%.

RESULTS OF OPERATIONS - SEGMENTS

         Currently we are organized on a global basis along two lines of business: Environmental Systems, and Separation & Filtration Systems. The Company had three reportable segments - Environmental Systems, Separation & Filtration Systems and Boilers for fiscal 2003 and 2002. Segment information for fiscal year 2001 has been restated on a comparable basis with fiscal years 2002 and 2003.

         Revenues. The following table displays revenues by reportable segment (dollars in thousands).

                                                      FISCAL YEAR ENDED JUNE 30,
                                      ---------------------------------------------------------
                                        2003       %         2002       %        2001       %
                                      ---------------------------------------------------------
REVENUES
  Environmental Systems               $ 37,511    54.2    $  65,539    59.9    $ 53,329    68.2
  Separation & Filtration Systems       27,343    39.5       29,341    26.8      21,949    28.1
  Boilers                                4,316     6.3       14,576    13.3       2,881     3.7
                                      --------   -----    ---------   -----    --------   -----
    Total                             $ 69,170   100.0    $ 109,456   100.0    $ 78,159   100.0
                                      ========   =====    =========   =====    ========   =====

         Revenues from our Environmental Systems decreased $28.0 million, or 42.8%, in fiscal 2003, and increased $12.2 million, or 22.9%, in fiscal 2002. This segment is impacted by the demand for new power plants and compliance with various NOx reduction regulations. The increase in Environmental Systems revenue during fiscal 2002 related primarily to the increase in the construction of new merchant power plants in this country to meet the anticipated demand for electricity. During the later part of fiscal 2002, the construction of new merchant power plants in this country slowed considerably as generating overcapacity occurred, coupled with the continued weakness in the U.S. economy. In addition, recent regulatory uncertainties have caused NOx reduction initiatives relating to retrofit projects to be delayed. These factors resulted in the downturn of new orders during the second half of fiscal 2002, which impacted our backlog entering fiscal 2003. As a result, revenues from this segment were significantly lower for fiscal year 2003. However, the Company feels that the market for its Environmental Systems products will improve once the demand, regulatory, and economic issues are resolved.

         Separation & Filtration Systems revenues decreased by approximately $2.0 million, or 6.8% in fiscal 2003 and increased by approximately $7.4 million, or 33.8% in fiscal 2002. The continued weakness in the U.S. economy affected this segment as well during fiscal 2003. We saw our domestic Separation & Filtration Systems revenues decrease by approximately $4.8 million or 35.1% in fiscal 2003, compared to an increase of $1.2 million, or 9.6% for fiscal 2002. During fiscal 2003, we were able to mitigate this decline, to some extent, by the continued strength of our international sales, where revenues increased approximately $2.8 million, or 18.2% in fiscal 2003 and $6.2 million, or 65.8% in fiscal 2002.

         Boiler revenues during fiscal year 2003 decreased $10.3 million over fiscal year 2002. Fiscal year 2002 Boiler revenues increased $11.7 million over fiscal 2001. We entered into the Boiler market in the later part of fiscal year 2001. The reduction in our Boiler revenues, during fiscal 2003, relates directly to our decision to suspend this operation. As part of our restructuring and reorganization, we suspended this business in August 2002. As a result, no new Boiler orders were accepted during fiscal 2003. See Item 1 - "Business - Restructuring and Organizational Realignment" of this Report.

         Segment Profit (Loss). Management uses segment profit (loss), which consists of segment revenues less segment costs and expenses before allocation of general and administrative costs to measure segment profit or loss. In the past, the Company did not allocate its unabsorbed manufacturing costs to each individual segment. Starting in fiscal year 2002, the Company started allocating all costs associated with the manufacture, sale and design of its products to each segment. The Company does not allocate its general and administrative expenses to its individual segments. Therefore, fiscal 2001 segment profit and loss information has been restated to conform to the fiscal 2003 and 2002 presentation. The following table displays segment profit (loss) by reportable segment (dollars in thousands).

                                                      FISCAL YEAR ENDED JUNE 30,
                                                ------------------------------------
                                                  2003          2002           2001
                                                ------------------------------------
SEGMENT PROFIT (LOSS)
  Environmental Systems                         $  2,543      $ 12,653      $ 12,385
  Separation & Filtration Systems                  3,439         2,592         1,741
  Boilers                                         (1,069)       (1,189)       (2,327)
                                                --------      --------      --------
    Total                                          4,913        14,056        11,799
  Unallocated general and administrative
    expenses                                      (6,405)       (7,788)       (5,897)
                                                --------      --------      --------
  Operating income (loss)                       $ (1,492)     $  6,268      $  5,902
                                                ========      ========      ========

         Environmental Systems profit in fiscal 2003 decreased $10.1 million, or 79.9% over fiscal 2002. Profit in fiscal 2002 increased $268,000, or 2.2% over fiscal 2001. As a percentage of Environmental Systems revenue, profit in Environmental Systems was 6.8%, 19.3% and 23.2%, in fiscal years 2003, 2002 and 2001, respectively. The decline in our Environmental Systems profit margin during the current fiscal year related primarily to the 42.8% drop in this segment's revenues during the period, and the resulting impact on our manufacturing operations. In addition, start-up costs on several jobs were higher than initially budgeted which impacted this segment's reported profits by approximately 4% (as a percentage of sales). The decline in the operating margins in fiscal 2002 related primarily to the addition of engineering and project management personnel to support the increased level of Environmental Systems revenues and the increased complexity associated with these projects, and lower overall margins due to increased competition in the marketplace. See
Item 1 - "Business - Restructuring and Organizational Realignment" of this
Report.

         Separation & Filtration Systems profit in fiscal year 2003 increased $847,000, or 32.7% over fiscal 2002. Profit in fiscal year 2002 increased $851,000, or 48.9% over fiscal year 2001. As a percentage of Separation & Filtration Systems revenue, profit in Separation & Filtration Systems was 12.6%, 8.8%, and 7.9%, in fiscal years 2003, 2002 and 2001, respectively. The increase in the Separation & Filtration Systems profit margins during these periods relates to the increase in our component of international sales, where we tend to have a higher margin than domestically, and to a general improvement in domestic margins.

         The Boiler business recorded a loss of approximately $1.1 million for fiscal 2003 compared to a loss of approximately $1.2 million and $2.3 million for fiscal 2002 and 2001, respectively. During the first quarter of fiscal 2003, we decided as part of our restructuring and organizational realignment to suspend this operation. See Item 1 - "Business - Restructuring and Organizational Realignment" of this Report for further discussion on the suspension of the Boiler business.

FINANCIAL POSITION

         Assets. Total assets decreased by approximately $3.9 million, or 8.4%, from $46.5 million at June 30, 2002 to $42.6 million at June 30, 2003. The decrease in our assets during this period resulted primarily from the downturn in our business and the resultant restructuring and reorganization strategies employed by us during fiscal 2003. At June 30, 2003, we held cash and short-term investments of $7.0 million, had working capital of $17.8 million, and a current ratio of 1.9-to-1.0. This compares with cash and short-term investments of $1.7 million, $17.7 million in working capital, and a current ratio of 1.7-to-1.0 at June 30, 2002.

         Liabilities and Shareholders' Equity. Total liabilities decreased by approximately $3.8 million, or 15.8%, from $24.0 million at June 30, 2002 to $20.2 million at June 30, 2003. This related primarily to a reduction in our billings in excess of costs and earnings on uncompleted contracts of approximately $2.2 million and an overall decrease in our payables and other liabilities of $1.6 million. The decrease in our equity of approximately $200,000, or .9%, from $22.5 million at June 30, 2002 to $22.3 million at June 30, 2003 resulted primarily from our loss for the period. Our debt-to-equity ratio has improved from 1.1-to-1.0 at June 30, 2002, to .9-to-1.0 at June 30, 2003, reflecting the 15.8% reduction in our liabilities and the .9% reduction in our equity during the period.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $6.7 million as of June 30, 2003, compared to $1.4 million at June 30, 2002. Our current cash position as of September 17, 2003 was approximately $9.0 million. Cash provided by operating activities during fiscal year 2003 was $4.9 million compared to $1.4 million for fiscal year 2002.

         Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At June 30, 2003, the balance of these working capital accounts was $10.2 million compared to $18.0 million at June 30, 2002, reflecting a decrease of our investment in these working capital items of $7.8 million. We used cash during the fiscal year to reduce our accrued liabilities and fund our operating loss.

         Cash provided by investing activities was approximately $423,000 for fiscal year 2003, compared to a use of cash of approximately $1.2 million for fiscal 2002. The cash provided during the 2003 fiscal year related primarily to the sale of 32 acres of raw land in Wylie, Texas. The use of cash during fiscal 2002 related primarily to the refurbishment of our Abilene, Texas facility and new technology equipment purchased during the year, offset by the proceeds from the sale of our Carrollton, Texas facility.

         Cash provided by financing activities during fiscal 2003 related to the proceeds from the issuance of common stock during the period, pursuant to employee stock options. The use of cash during fiscal 2002 related primarily to the payoff of the $1.6 million note on our Abilene, Texas facility, offset by the proceeds from the issuance of common stock, pursuant to employee stock options, of approximately $236,000.

         We maintain a $10 million revolving line of credit facility that expires on October 31, 2003. The credit line carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (currently - prime less .25% or Euros plus 2.00%), and is secured by substantially all of our assets.

The margin factor is subject to adjustment based on our obtainment of threshold financial performance criteria. As of June 30, 2003, we had no outstanding balances under our credit line, and $3.5 million outstanding under letters of credit, leaving $6.5 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of June 30, 2003 we were in compliance with all financial and other covenants of our loan agreement. We are currently in the process of renewing our credit facility and have received commitments from several financial institutions to provide a credit facility under terms and conditions that are at least as favorable as our current facility.

         Included in our financial statements is a $2.2 million receivable due from a customer that during the current fiscal year filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (original amount of the contract was approximately $6.2 million). We have been classified as an unsecured creditor under such filing. We hired legal counsel to help with the collection of this receivable and have filed a statutory lien on the refinery where our equipment was installed. In addition, we have filed a lawsuit to perfect our lien interest against the owner of the refinery. While we believe our lien is valid, no assurances can be given. We have had, and continue to have meetings with the refinery owner to resolve this issue. We will vigorously pursue the collection of this receivable and believe that it will be collected. However, in the event that our lien is invalidated, or if the receivable or a significant portion thereof is deemed to be not collectible, we will be required to write down the receivable to its net realizable value. To the extent that our existing allowance for doubtful accounts is not adequate to cover a write down, the additional reserve required will be a charge against our operating results. Such an event could have a material adverse impact on our financial condition and reported results of our operations, and in addition, could potentially result in a violation of our loan covenants. While we would attempt, and have reason to believe that we would be able, to obtain a waiver for such a violation, no assurances can be given that we would be successful in such endeavor.

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

         When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We continually update our estimates of costs and status of each project with our subcontractors and our manufacturing plants. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of the our costs are subcontracted under fixed-price arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, customer change specifications, and other factors can affect our cost estimates. While we attempt to reduce the risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.

         Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependent upon the product involved and customary practices. In general our warranties require us to repair or replace defective products during the warranty period at no cost to the customer. We attempt to obtain back-up concurrent warranties for major component parts from our suppliers. As of each balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, due to a number of factors our estimated liability for product warranties could differ from future actual warranty costs incurred.

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

NEW ACCOUNTING STANDARDS

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this pronouncement to have a material impact on our financial condition or results of our operations.

         In November 2002, FASB reached a consensus on Emerging Issues Task Force ("EITF") Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and whether, as a result, there is embedded more than one earnings process for revenue recognition purposes. We do not expect the adoption of this pronouncement to have a material impact on our financial condition or results of our operations.

         In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." This Interpretation clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provision for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are required for financial statements of interim or annual reports that end after December 15, 2002. We have adopted FIN No. 45 and have included the new disclosure requirements in Note H - "Product Warranties" to the Notes to the Consolidated Financial Statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See "Stock-Based Compensation" in Note A, "Nature of Operations and Summary of Significant Accounting Policies" for the additional annual disclosures made to comply with SFAS No. 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we do not intend to adopt the provisions of SFAS No. 123, we do not expect the transition provisions of SFAS No. 148 to have a material effect on our results of operations or our financial condition.

         In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We did not have any ownership interest in any variable interest entities as of June 30, 2003.

         In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FASB Statement No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, and when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of this pronouncement to have a material impact on our financial condition or results of our operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; and the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will implement SFAS No. 150 in our first quarter of fiscal year 2004. We have not, nor do we expect to enter into any transactions that would be covered by SFAS No. 150 and therefore the adoption of the Statement is not expected to have a material impact on our financial statements.

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

         CHANGES IN THE POWER GENERATION INDUSTRY AND/OR THE ECONOMY COULD HAVE AN ADVERSE IMPACT ON OUR SALES OF ENVIRONMENTAL SYSTEMS AND OUR OPERATING RESULTS.

         The demand for our Environmental Systems depends to an extent on the continued construction of power generation plants and the upgrade of existing power plants. In fiscal 2003, approximately 54% of our consolidated revenues were derived from sales of Environmental Systems for new and refurbished power plants compared to approximately 60% for fiscal 2002. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

         CHANGES IN CURRENT ENVIRONMENTAL LEGISLATION COULD HAVE AN ADVERSE IMPACT ON THE SALE OF OUR ENVIRONMENTAL SYSTEMS AND ON OUR OPERATING RESULTS.

         Our Environmental Systems business is primarily regulatory driven. Laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health have played a significant part in the increased use of Environmental Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. This business will be adversely impacted to the extent that current regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities minimize enforcement. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

         COMPETITION COULD RESULT IN LOWER SALES AND DECREASED MARGINS.

         We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales, but also a reduction in the prices we charge for our products. To remain competitive we must be able to not only anticipate or respond quickly to our customers' needs and enhance and upgrade our existing products and services to meet those needs, but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

         WE ENTER INTO FIXED-PRICED CONTRACTS. IF OUR ACTUAL COSTS EXCEED OUR ORIGINAL ESTIMATES, OUR PROFITS WILL BE REDUCED.

         The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increases in the cost, or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers' or subcontractors' failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

         OUR BACKLOG MAY NOT BE INDICATIVE OF OUR FUTURE REVENUE.

         Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog may not be indicative of our future revenues. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

         OUR ABILITY TO CONDUCT BUSINESS OUTSIDE THE UNITED STATES MAY BE ADVERSELY AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL AND OUR REVENUES AND PROFITS FROM INTERNATIONAL SALES COULD BE ADVERSELY IMPACTED.

         For fiscal 2003, revenue outside the United States represented approximately 29% of our consolidated revenues. In fiscal 2002, approximately 15% of our revenue was derived from sales outside the United States. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States.

         OUR FINANCIAL PERFORMANCE MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, MAKING IT DIFFICULT TO ESTIMATE FUTURE REVENUE.

         Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our Environmental Systems contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical Separation & Filtration Systems contracts, which tend to intensify their impact on our quarterly operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our Environmental Systems revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our Environmental Systems products, may have a significant impact on our quarterly operating results. Therefore, our quarterly operating results may be subject to significant variations and our operating performance in one quarter may not be indicative of our future performance.

         OUR PRODUCTS ARE COVERED BY WARRANTIES. UNANTICIPATED WARRANTY COSTS FOR DEFECTIVE PRODUCTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND REPUTATION.

         We provide warranties on our products generally for terms of three years or less. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits and could adversely affect our reputation. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Report.

         PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We may be subject to product liability claims involving claims of personal injury or property damage. While we maintain product liability insurance coverage to protect us in the event of such a claim, our coverage may not be adequate to cover the cost of defense and the potential award in the event of a claim. Also, a well-publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

         LARGE CONTRACTS REPRESENT A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE, WHICH INCREASES OUR EXPOSURE TO CREDIT RISK.

         We continue to closely monitor the credit worthiness of our customers and have not, to date, experienced any significant credit losses. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power industry. As such, our exposure to credit risk is affected to some degree by conditions within the power industry and governmental and/or political conditions. We try to mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" of this Report.

         THE TERMS AND CONDITIONS OF OUR CREDIT FACILITY IMPOSE RESTRICTIONS ON OUR OPERATIONS. WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL, IF NEEDED.

         The terms and conditions of our current $10 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Availability of our credit facility is also subject to certain financial covenants, including a prohibition against consecutive quarterly losses. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of June 30, 2003 we were in compliance with all financial and other covenants of our credit facility.

         Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, or the refinancing of our revolving credit facility, and cash provided by operating activities, should provide sufficient funds to finance capital expenditures, working capital and otherwise meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" of this Report.

         OUR BUSINESS IS SUBJECT TO RISKS OF TERRORIST ACTS AND ACTS OF WAR.

         Terrorist acts and acts of war may disrupt our operations, as well as our customers operations. Such acts have created, and continue to create, economic and political uncertainties and have contributed to the global economic instability that we are currently facing. Any future terrorist activities, or any continued military or security operations could further weaken the global economy and create additional uncertainties forcing our customers to further reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not in a borrowing position. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than US dollars are performed, for the most part, in the local currency and therefore provide a "natural hedge" against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a "natural hedge," but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivative transactions outstanding as of June 30, 2003.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item begins on page 26 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No matter requires disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

         The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         There were no changes in the Company's internal control over financial reporting during the Company's fiscal fourth quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         All information required by Items 10, 11, 12, 13, and 14, is incorporated by reference to the definitive proxy statement for our 2003 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

 (a)(1)  FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements of Peerless Mfg. Co. and Subsidiaries on page 26 of this Report.

 (a)(2)  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of Peerless Mfg. Co. and subsidiaries is included.

         Schedule II - Valuation and Qualifying Accounts - see page 50 of this Report.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements or notes thereto.

 (a)(3)  EXHIBITS

         See the exhibit index, which is included in this Report beginning on page 51.

 (b)     REPORTS ON FORM 8-K

         On May 14, 2003, the Registrant filed a Report on Form 8-K to file a press release announcing its financial results for the third quarter ended March 31, 2003, which information was "furnished" and not "filed" with the Commission.

         On September 19, 2003, the Registrant filed a Report on Form 8-K to file a press release announcing its financial results for the fourth quarter and for the year ended June 30, 2003, which information was "furnished" and not "filed" with the Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PEERLESS MFG. CO.

                         By: /s/ Sherrill Stone
                             -------------------------------
                         Sherrill Stone
                         Chairman  of the Board  and Chief  Executive Officer
                         Date:  September 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2003, except for Mr. Mulford who signed this Report on September 26, 2003.

/s/ Sherrill Stone                  Chairman of the Board and
---------------------------         Chief Executive Officer
Sherrill Stone

/s/ Richard L. Travis, Jr.          Vice President and Chief Financial Officer
---------------------------         (Principal Financial and Accounting Officer)
Richard L. Travis, Jr.

/s/ Donald A. Sillers, Jr.          Director
---------------------------
Donald A. Sillers, Jr.

/s/ J. V. Mariner, Jr.              Director
---------------------------
J. V. Mariner, Jr.

/s/ Bernard S. Lee                  Director
---------------------------
Bernard S. Lee

/s/ R. Clayton Mulford              Director
---------------------------
R. Clayton Mulford

                       PEERLESS MFG. CO AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
Report of Independent Certified Public Accountants.......................................................    27

Consolidated Balance Sheets at June 30, 2003 and 2002....................................................    28

Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001...................    30

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2003, 2002 and 2001.......................................................    31

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001...................    32

Notes to Consolidated Financial Statements...............................................................    34

Report of Independent Certified Public Accountants on Financial Schedule.................................    49

Financial Statement Schedule.............................................................................    50

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Peerless Mfg. Co.

We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ Grant Thornton, LLP
                                                  -----------------------
                                                  Grant Thornton, LLP

Dallas, Texas
September 2, 2003

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS

                                                             JUNE 30,
                                                      -----------------------
                                                         2003         2002
                                                      -----------------------
Current assets:
     Cash and cash equivalents                        $     6,680  $    1,386
     Short-term investments                                   309         307
     Accounts receivable-principally trade                 17,547      25,506
     Inventories                                            3,218       3,671
     Costs and earnings in excess of billings
           on uncompleted contracts                         7,715       9,218
     Deferred income taxes                                  1,445         933
     Other current assets                                   1,098         725
                                                      -----------  ----------
              Total current assets                         38,012      41,746
     Property, plant and equipment - net                    3,430       4,152
     Deferred income taxes                                      8          17
     Other assets                                           1,102         591
                                                      -----------  ----------
              Total assets                            $    42,552  $   46,506
                                                      ===========  ==========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        JUNE 30,
                                                                                 ----------------------
                                                                                    2003        2002
                                                                                 ----------------------
Current liabilities:
       Accounts payable                                                          $   12,997  $   12,545
       Billings in excess of costs and earnings
              on uncompleted contracts                                                2,027       4,231
       Commissions payable                                                            1,119       1,556
       Income taxes payable                                                              53         766
       Product warranties                                                               994         750
       Accrued liabilities and other payables                                         3,051       4,143
                                                                                 ----------  ----------
              Total current liabilities                                              20,241      23,991

Shareholders' equity:
       Common stock - authorized, 10,000,000
              shares of $1 par value; issued and
              outstanding, 2,998,534 and 2,991,134
              shares at June 30, 2003 and 2002, respectively                          2,999       2,991
       Additional paid-in capital                                                     1,771       1,720
       Other                                                                             18         (98)
       Retained earnings                                                             17,523      17,902
                                                                                 ----------  ----------
              Total shareholders' equity                                             22,311      22,515
                                                                                 ----------  ----------
              Total liabilities and shareholders' equity                         $   42,552  $   46,506
                                                                                 ==========  ==========

          See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                   YEAR ENDED JUNE 30,
                                           ----------------------------------
                                              2003        2002        2001
                                           ----------------------------------
Revenues                                   $   69,170  $  109,456  $   78,159
Cost of goods sold                             52,514      78,531      54,649
                                           ----------  ----------  ----------
Gross profit                                   16,656      30,925      23,510
Operating expenses
       Sales and marketing                      6,130       8,636       6,613
       Engineering and project management       5,613       8,233       5,098
       General and administrative               5,922       7,788       5,897
       Restructuring expense                      483           -           -
                                           ----------  ----------  ----------
                                               18,148      24,657      17,608
                                           ----------  ----------  ----------
Operating income (loss)                        (1,492)      6,268       5,902

Other income (expense)
       Interest expense                             -        (123)       (744)
       Foreign exchange gain (loss)               146          84        (155)
       Gain on sale of assets                     473         267           -
       Other, net                                 155         244        (128)
                                           ----------  ----------  ----------
                                                  774         472      (1,027)
                                           ----------  ----------  ----------
Earnings (loss) before income taxes              (718)      6,740       4,875

Income tax expense (benefit)
       Current                                    164       2,744       2,265
       Deferred                                  (503)       (393)       (462)
                                           ----------  ----------  ----------
                                                 (339)      2,351       1,803
                                           ----------  ----------  ----------
Net earnings (loss)                        $     (379) $    4,389  $    3,072
                                           ==========  ==========  ==========

Basic earnings (loss) per share            $    (0.13) $     1.47  $     1.04
                                           ==========  ==========  ==========

Diluted earnings (loss) per share          $    (0.13) $     1.43  $     1.02
                                           ==========  ==========  ==========

           See accompanying notes to consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                 ACCUMULATED
                                           $1 PAR            UNAMORTIZED VALUE      OTHER                  TOTAL
                                           COMMON   PAID-IN    OF RESTRICTED    COMPREHENSIVE  RETAINED  SHAREHOLDER
                                           STOCK    CAPITAL     STOCK GRANTS    INCOME (LOSS)  EARNINGS    EQUITY
                                          -------   -------  -----------------  -------------  --------  -----------
Balances at July 1, 2000                  $ 1,468   $ 2,692      $     (71)        $  (149)    $ 10,809   $  14,749

Net earnings                                    -         -              -               -        3,072       3,072
Foreign currency translation adjustment         -         -              -              83            -          83
                                                                                                          ---------
              Total comprehensive income                                                                      3,155

Dividends ($.50 per share)                      -         -              -               -         (368)       (368)
Forfeiture of restricted stock grants          (1)       (9)             -               -            -         (10)
Stock options exercised                        10       111              -               -            -         121
Amortization of restricted stock grants         -         -             36               -            -          36
Income tax benefit related to restricted
      stock plan                                -        10              -               -            -          10

                                          -------   -------      ---------         -------     --------   ---------
Balance at June 30, 2001                    1,477     2,804            (35)            (66)      13,513      17,693

Net earnings                                    -         -              -               -        4,389       4,389
Foreign currency translation adjustment         -         -              -             (16)           -         (16)
                                                                                                          ---------
              Total comprehensive income                                                                      4,373

Stock split (2-for-1)                       1,477    (1,477)             -               -            -           -
Stock options exercised                        37       180              -               -            -         217
Amortization of restricted stock grants         -         -             19               -            -          19
Income tax benefit related to restricted
      stock plan                                -       213              -               -            -         213

                                          -------   -------      ---------         -------     --------   ---------
Balance at June 30, 2002                    2,991     1,720            (16)            (82)      17,902      22,515

Net (loss)                                      -         -              -               -         (379)       (379)
Foreign currency translation adjustment         -         -              -             103            -         103
                                                                                                          ---------
              Total comprehensive (loss)                                                                       (276)

Stock options exercised                        11        53              -               -            -          64
Stock grant forfeiture                         (3)      (16)             8               -            -         (11)
Amortization of restricted stock grants         -         -              5               -            -           5
Income tax benefit related to restricted
      stock plan                                -        14              -               -            -          14

                                          -------   -------      ---------         -------     --------   ---------
Balance at June 30, 2003                  $ 2,999   $ 1,771      $      (3)        $    21     $ 17,523   $  22,311
                                          =======   =======      =========         =======     ========   =========

           See accompanying notes to consolidated financial statements

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                 2003            2002            2001
                                                              ----------      ----------      ----------
Cash flows from operating activities:
     Net earnings (loss)                                      $     (379)     $    4,389      $    3,072
     Adjustments to reconcile net earnings (loss)
       to net cash provided by
       operating activities:
          Depreciation and amortization                              769             682             566
          Deferred income taxes                                     (503)           (393)           (462)
          Foreign exchange (gain) loss                              (146)            (84)            155
          Gain on sales of property and equipment                   (473)           (267)              -
          Bad debt expense                                           774             133              54
          Other                                                        7             213              73
     Changes in operating assets and liabilities
          Accounts receivable                                      7,319           3,372         (16,823)
          Inventories                                                456          (1,586)          1,236
          Cost and earnings in excess of
             billings on uncompleted contracts                     1,504          (2,890)          3,392
          Other current assets                                      (357)             12             (47)
          Other assets                                              (511)            476             (45)
          Accounts payable                                           596           2,408           3,703
          Billings in excess of costs and earnings
             on uncompleted contracts                             (2,204)         (5,387)          9,254
          Commissions payable                                       (437)            113             458
          Accrued expenses and other                              (1,561)            187           3,917
                                                              ----------      ----------      ----------
                                                                   5,233          (3,011)          5,431
                                                              ----------      ----------      ----------
Net cash provided by operating activities                          4,854           1,378           8,503

Cash flows from investing activities:
     Net purchases of short-term investments                          (2)             (7)            (27)
     Purchase of property and equipment                             (137)         (1,561)           (316)
     Proceeds from sale of property and equipment                    562             405               -
                                                              ----------      ----------      ----------
Net cash provided by (used in) investing activities                  423          (1,163)           (343)

Cash flows from financing activities:
     Sale of common stock                                             64             236             121
     Net changes in lines of credit                                    -               -          (5,800)
     Payments on long-term borrowings                                  -          (1,600)           (227)
     Dividends paid                                                    -               -            (368)
                                                              ----------      ----------      ----------
Net cash provided by (used in)
     financing activities                                             64          (1,364)         (6,274)

           See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                                          YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                 2003            2002            2001
                                                              ----------      ----------      ----------
Effect of exchange rate changes on
     cash and cash equivalents                                       (47)            (42)            130
                                                              ----------      ----------      ----------
Net increase (decrease) in cash and
     cash equivalents                                              5,294          (1,191)          2,016

Cash and cash equivalents at
     beginning of year                                             1,386           2,577             561
                                                              ----------      ----------      ----------

Cash and cash equivalents at
     end of year                                              $    6,680      $    1,386      $    2,577
                                                              ==========      ==========      ==========

Supplemental information on cash flow:

     Interest paid                                            $        -      $      123      $      744
     Income taxes paid                                        $      834      $    3,402      $      105

           See accompanying notes to consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Peerless Mfg. Co. designs, engineers, and manufactures specialized products for the removal of contaminants from gases and liquids and for air pollution abatement. The Company's products are manufactured principally at plants located in Texas and are sold worldwide with the principal markets located in North America and Europe. Primary customers are equipment manufacturers, engineering contractors and operators of power plants.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

CONSOLIDATION

The Company consolidates the accounts of its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company's accounts receivable are due from companies in various industries. Credit is extended based on evaluation of the customer's financial condition and, generally collateral is not required except on credit extension to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for uncollectible accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

Changes in the Company's allowance for uncollectible accounts for the years ended June 30, 2003 and 2002 are as follows.

                                                    Year ended June 30,
                                                 ------------------------
                                                   2003           2002
                                                 ---------      ---------
Beginning balance                                $     354      $     297
Bad Debt expense, net of recoveries                    774            133
Accounts written off                                   (76)           (76)
                                                 ---------      ---------
Ending balance                                   $   1,052      $     354
                                                 =========      =========

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

REVENUE RECOGNITION

The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is recognized as "costs and earnings in excess of billings on uncompleted contracts" or "billings in excess of costs and earnings on uncompleted contracts."

The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.

SHIPPING AND HANDLING POLICY

Shipping and handling fees charged to customers are reported as revenue. Shipping and handling costs that are incurred that related to products sold are reported as cost of goods sold.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
        CONTINUED

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share are computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during each year presented. Diluted earnings (loss) per common share give effect to the assumed issuance of shares pursuant to outstanding stock option plans, when dilutive.

STOCK BASED COMPENSATION

At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                               Year ended June 30,
                                                    ----------------------------------------
                                                      2003            2002            2001
                                                    ----------------------------------------
Net earnings (loss), as reported                    $   (379)       $  4,389        $  3,072
Deduct: Total stock-based employee
  compensation expense determined
  using the fair value based method for
  all awards, net of related tax effects                (117)           (115)             (6)
                                                    --------        --------        --------
Pro forma net earnings (loss)                       $   (496)       $  4,274        $  3,066
                                                    ========        ========        ========

Earnings (loss) per share:
     Basic - as reported                            $  (0.13)       $   1.47        $   1.04
                                                    ========        ========        ========

     Basic - pro forma                              $  (0.17)       $   1.44        $   1.02
                                                    ========        ========        ========

     Diluted - as reported                          $  (0.13)       $   1.43        $   1.02
                                                    ========        ========        ========

     Diluted - pro forma                            $  (0.17)       $   1.39        $   1.00
                                                    ========        ========        ========

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
        CONTINUED

FOREIGN CURRENCY

All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE B. NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of its operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See "Stock-Based Compensation" within Note A, "Nature of Operations and Summary of Significant Accounting Policies" for the additional annual disclosures made to comply with SFAS No.
148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

NOTE C. CONCENTRATIONS OF CREDIT RISK

The Company continues to closely monitor the creditworthiness of its customers and has not experienced significant credit losses to date. Significant portions of the Company's sales are to customers who place large orders for custom systems and customers whose activities are related to the electrical generation and oil and gas industries, including some who are located in other countries. The Company generally requires progress payments, but may extend credit to some of its customers. The Company's exposure to credit risk is also affected to some degree by conditions within the electrical generation and oil and gas industries. When sales are made to smaller international enterprises, the Company generally requires progress payments or an appropriate guarantee of payment, such as a letter of credit from a banking institution.

The Company is not dependent upon any single customer or group of customers in either of our two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variance in its major customers. During fiscal 2003, one customer accounted for approximately 15% of its consolidated revenues, and in fiscal years 2002 and 2001, different customers accounted for approximately 13% and 17% of its total consolidated revenues, respectively.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE D. INVENTORIES

    Principal components of inventories are as follows:

                           JUNE 30,
                     ------------------
                       2003       2002
                     ------------------
Raw materials        $ 2,325    $ 2,201
Work in progress         581      1,085
Finished goods           312        385
                     -------    -------
                     $ 3,218    $ 3,671
                     =======    =======

NOTE E. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows:

                                            JUNE 30,
                                      ------------------
                                        2003       2002
                                      ------------------
Buildings & improvements              $ 3,827    $ 3,806
Equipment                               4,079      4,058
Furniture and fixtures                  2,944      2,879
                                      -------    -------
                                       10,850     10,743
     Less accumulated depreciation     (8,163)    (7,403)
                                      -------    -------
                                        2,687      3,340
Land                                      743        812
                                      -------    -------
                                      $ 3,430    $ 4,152
                                      =======    =======

Depreciation expense for the years ended June 30, 2003, 2002 and 2001 totaled $769, $682 and $566, respectively.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE F. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     The components of uncompleted contracts are as follows:

                                                      JUNE 30,
                                              ------------------------
                                                 2003          2002
                                              ------------------------
Costs incured on uncompleted contracts and
   estimated earnings                         $  28,333     $   42,371
Less billings to date                           (22,645)       (37,384)
                                              ---------     ----------
                                              $   5,688     $    4,987
                                              =========     ==========

The components of uncompleted contracts are reflected in the balance sheets at June 30, 2003 and 2002 as follows:

                                                      JUNE 30,
                                               ---------------------
                                                 2003         2002
                                               ---------------------
Costs and earnings in excess billings on
  uncompleted contracts                        $  7,715     $  9,218
Billings in excess of costs and earnings on
  uncompleted contracts                          (2,027)      (4,231)
                                               --------     --------
                                               $  5,688     $  4,987
                                               ========     ========

NOTE G. LINE OF CREDIT

The Company maintains a $10 million revolving line of credit facility that expires in October 2003. The credit line carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (Euros plus 2.00% at June 30, 2003), and is secured by substantially all of the Company's assets. The margin factor is subject to adjustment based on the Company's obtainment of certain financial performance criteria. As of June 30, 2003, the Company had no outstanding balances under the credit line, and $3.5 million outstanding under letters of credit, leaving $6.5 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of June 30, 2003, the Company was in compliance with all financial and other covenants of the loan agreement.

NOTE H. PRODUCT WARRANTIES

The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed upon specifications at the time of delivery and typically for a period of 18 to 36 months from the date of customer acceptance, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from its suppliers. The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE H. PRODUCT WARRANTIES - CONTINUED

revenue is recognized. Revision to the estimated product warranties is made when necessary, based on changes in these factors. Product warranty activity for the fiscal years ended June 30, 2003, 2002, and 2001 are as follows:

                                          YEAR ENDED JUNE 30,
                                    ------------------------------
                                     2003       2002         2001
                                    ------------------------------
Balance at beginning of period      $   750    $   446     $   219

Provision for warranty expenses       1,197      1,181         512

Warranty charges                       (953)      (877)       (285)

                                    -------    -------     -------
Balance at end of period            $   994    $   750     $   446
                                    =======    =======     =======

NOTE I. SHAREHOLDERS' EQUITY

The Company had a 1985 restricted stock plan (the 1985 Plan), which expired in December 2000, under which 150,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan generally vest ratably over a three to five-year period. Compensation expense for stock grants is charged to earnings over the restriction period and amounted to $5, $19 and $36 in fiscal 2003, 2002, and 2001, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.

In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 240,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. At June 30, 2003, 17,400 shares of common stock were available for issuance under the 1995 Plan.

In January 2002, the Company adopted a stock option and restricted stock plan (the 2001 Plan), which provides for a maximum of 250,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. At June 30, 2003, 192,800 shares of common stock were available for issuance under the 2001 Plan.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE I.   SHAREHOLDERS' EQUITY - CONTINUED

Additional information with respect to options outstanding under the plan is as follows:


                                          Number of     Weighted
                                           shares        average
                                         underlying     exercise
        Stock Options                     options        price
        -------------                    ----------     --------
Outstanding at July 1, 2000               159,600           5.59

Granted                                    61,000           6.35
Exercised                                 (21,000)          5.80
Canceled                                  (17,000)          5.89
                                          -------
Outstanding at June 30, 2001              182,600           5.79

Granted                                    68,500          19.17
Exercised                                 (36,150)          5.96
Canceled                                   (3,000)         19.50
                                          -------
Outstanding at June 30, 2002              211,950           9.89

Granted                                     4,000           9.85
Exercised                                 (10,400)          6.17
Canceled                                  (18,800)         14.91
                                          -------
Outstanding at June 30, 2003              186,750           9.59
                                          =======       ========

Options exercisable at June 30, 2001      135,350       $   5.65
                                          =======       ========

Options exercisable at June 30, 2002      129,700       $   7.07
                                          =======       ========

Options exercisable at June 30, 2003      142,850       $   8.13
                                          =======       ========

Weighted average fair value per share of options granted:

Year ended June 30, 2001       $3.99
Year ended June 30, 2002       $9.00
Year ended June 30, 2003       $5.46

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 69% for fiscal 2003, 48% to 49% for fiscal 2002, and 62% to 74% for fiscal 2001; risk-free interest rates of 4.0% for fiscal 2003, 4.2% to 4.4% for fiscal 2002 and 5.0% to 5.8% for fiscal 2001; dividend yield of 0%, 0% and 4.2% in fiscal 2003, 2002 and 2001, respectively; and expected lives of five to seven years.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE I. SHAREHOLDERS' EQUITY - CONTINUED

The following table summarizes information about stock options at June 30, 2003:

Outstanding

                                                                    Weighted
    Range of          Number       Weighted average remaining        average
Exercise Prices    outstanding     contractual life (in years)    exercise price
---------------    -----------     ---------------------------    --------------
$4.625                32,000                   2.6                      4.63
$5.313 - $5.938       21,500                   4.7                      5.40
$6.000 - $6.668       75,550                   6.8                      6.20
$9.85                  4,000                   9.4                      9.85
$16.94 - $19.50       53,700                   8.4                     19.09
                     -------
                     186,750
                     =======

Exercisable

                                                                    Weighted
    Range of          Number       Weighted average remaining        average
 Exercise Prices   outstanding     contractual life (in years)    exercise price
----------------   -----------     ---------------------------    -------------
$4.625                32,000                 2.6                        4.63
$5.313 - $5.938       21,500                 4.7                        5.40
$6.000 - $6.668       60,050                 6.6                        6.17
$9.85                  4,000                 9.4                        9.85
$16.94 - $19.50       25,300                 8.4                       19.23
                     -------
                     142,850
                     =======

On May 21, 1997, the Company adopted a Rights Agreement (the "Agreement") pursuant to which each outstanding share of the Company's common stock received, as a dividend, one purchase right (a "Right"). The Rights become exercisable only in the event that a person or group of affiliated persons (an "Acquiring Party") acquires, or obtains the right to acquire, beneficial ownership of 20% or more of the Company's common stock, or commences a tender offer or exchange offer that would result in an Acquiring Party owning 20% or more of the Company's common stock, and such transaction has not been approved by Company's Board of Directors (a "Triggering Event"). The Agreement was amended on August 23, 2001 to, among other things, set the purchase price of a Right at $200.00, which subsequently was adjusted to $100.00 to give effect to a two-for-one stock split on October 18, 2001 (the "Purchase Price").

In general, when a Triggering Event has occurred, the holders of the Rights can purchase from the Company, for the Purchase Price, a certain number of shares of Common Stock having a market value of two times the Purchase Price, in other words, at a 50% discount, or in the event the Company's common stock would be cancelled, the holders may purchase stock of the acquiring entity at a 50% discount. Alternatively, the Board may distribute the net economic impact of the Rights. In addition, after a Triggering Event, and at the Board's discretion, the Rights may be redeemed for $.01 per Right. The Rights expire in May 2007.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE J. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company's contribution expense for the years ended June 30, 2003, 2002 and 2001 was approximately $249, $282, and $191, respectively.

NOTE K.   INCOME TAXES

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                             JUNE 30,
                                         ----------------
                                          2003      2002
                                         ----------------
Deferred tax assets
     Restricted stock grants             $    5    $   10
     Inventories                             70        71
     Net operating loss carryforwards       228       177
     Accrued expenses                     1,027       706
     Accounts receivable                    386       118
     Other                                   44        28
                                         ------    ------
                                          1,760     1,110
Deferred tax liabilities
     Property, plant and equipment         (303)     (156)
     Other                                   (4)       (4)
                                         ------    ------
                                           (307)     (160)
                                         ------    ------
           Net deferred tax asset        $1,453    $  950
                                         ======    ======


At June 30, 2003 the Company has State net operating loss carry-forwards of approximately $7.0 million, which can be carried forward indefinitely. The Company has determined that no valuation allowance is required on the net operating loss carry-forwards as it is more likely than not that sufficient taxable income will be generated by the subsidiary in the applicable state to realize the deferred tax asset.

Deferred tax assets and liabilities included in the balance sheet are as follows:

                                                   JUNE 30,
                                              ----------------
                                               2003      2002
                                              ----------------
Current deferred tax asset                    $ 1,445    $ 933
Non-current deferred tax asset (liability)          8       17
                                              -------    -----
                                              $ 1,453    $ 950
                                              =======    =====

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE K. INCOME TAXES - CONTINUED

The provision for income taxes consists of the following:

                                   YEAR ENDED JUNE 30,
                        -----------------------------------
                          2003         2002         2001
                        -----------------------------------
Federal
  Current               $    (117)   $   2,136    $   1,962
  Deferred                   (503)        (399)        (536)
State                          51          523          303
Foreign
  Current                     230           85            -
  Deferred                      -            6           74
                        ---------    ---------    ---------
                        $    (339)   $   2,351    $   1,803
                        =========    =========    =========

The income tax expense (benefit) varies from the federal statutory rate due to the following:

                                                             YEAR ENDED JUNE 30,
                                                         ---------------------------
                                                          2003     2002       2001
                                                         ---------------------------
Income tax expense (benefit) at federal statutory rate   $(244)   $ 2,292    $ 1,657
Increase (decrease) in income tax expense
   resulting from
      State tax, net of federal effect                     (21)       200        145
      Foreign sales income exclusions                      (22)       (83)       (28)
      Effect of lower foreign tax rate                     (43)       (78)       (47)
      Other                                                 (9)        20         76
                                                         -----    -------    -------
   Income tax expense (benefit)                          $(339)   $ 2,351    $ 1,803
                                                         =====    =======    =======

NOTE L. EARNINGS (LOSS) PER SHARE

Summarized basic and diluted earnings (loss) per common share for each of the three years ended June 30, 2003, 2002 and 2001 is as follows: Earnings(loss) and share amounts are in thousands.

                                                             YEAR ENDED JUNE 30,
                          --------------------------------------------------------------------------------------
                                    2003                            2002                          2001
                          --------------------------------------------------------------------------------------
                                              PER                            PER                           PER
                           NET               SHARE        NET               SHARE       NET               SHARE
                           LOSS    SHARES    AMOUNT     EARNINGS   SHARES   AMOUNT    EARNINGS   SHARES   AMOUNT
                          --------------------------    ---------------------------   --------------------------
Basic earnings (loss)
per share                 $ (379)  $ 2,996   $ (0.13)   $  4,389   2,978    $ 1.47    $  3,072    2,947   $ 1.04
  Effect of Dilutive
  Options                      -         -         -           -     102     (0.04)          -       55    (0.02)
                          --------------------------    --------------------------    --------------------------
Diluted earnings (loss)
per share                 $ (379)    2,996   $ (0.13)   $  4,389   3,080    $ 1.43    $  3,072    3,002   $ 1.02
                          ==========================    ==========================    ==========================

For fiscal 2003, 2002 and 2001, stock options covering 196, 30 and 25 shares, respectively were excluded in the computations of diluted earnings per share because their effect was antidilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE M. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has three reportable industry segments: Environmental Systems, Separation & Filtration Systems and Boilers. The main product of its Environmental Systems segment, is its Selective Catalytic Reduction Systems, referred to as "SCR Systems". These environmental control systems are used for air pollution abatement and convert nitrogen oxide
(NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system. The Separation & Filtration Systems segment produces various types of separators and filters used for removing liquids and solids from gases and air. This segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products. The Boiler segment provides packaged boilers used to produce steam, used for heating, drying, driving steam engines and a variety of other applications.

Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. In the past, the Company did not allocate its unabsorbed manufacturing costs to each individual segment. Starting in fiscal year 2002, the Company started allocating all costs associated with the manufacture, sale and design of its products to each segment. Fiscal year 2001 information has been restated to conform to fiscal years 2002 and 2003 presentation. Segment information and reconciliation to operating profit for the years ended June 30, 2003, 2002, and 2001 are presented below. Note that the Company does not allocate general and administrative expenses ("unallocated overhead"), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

                                             SEPARATION
                            ENVIRONMENTAL   & FILTRATION                 UNALLOCATED
                              SYSTEMS         SYSTEMS       BOILERS        OVERHEAD      CONSOLIDATED
                            -------------   ------------    -------      -----------     ------------
2003

Net sales from customers      $ 37,511        $ 27,343      $  4,316     $       -        $  69,170

Segment profit (loss)            2,543           3,439        (1,069)       (6,405)          (1,492)

2002

Net sales from customers      $ 65,539        $ 29,341      $ 14,576     $       -        $ 109,456

Segment profit (loss)           12,653           2,592        (1,189)       (7,788)           6,268

2001

Net sales from customers      $ 53,329        $ 21,949      $  2,881    $        -        $  78,159

Segment profit (loss)           12,385           1,741        (2,327)       (5,897)           5,902

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE M. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION - CONTINUED

The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company's operations in different geographic areas as of and for the years ended June 30, 2003, 2002 and 2001 is as follows:

                                   UNITED
                                   STATES       EUROPE    ELIMINATIONS    CONSOLIDATED
                                  ---------    -------    ------------    ------------
2003
Net sales to unaffiliated
      customers                   $  60,139    $ 9,031       $    -         $ 69,170
Transfers between
      geographic areas                  809          -         (809)               -
                                  ---------    -------       ------         --------
Total                             $  60,948    $ 9,031       $ (809)        $ 69,170
                                  ---------    -------       ------         --------
Identifiable long-lived assets    $   3,359    $    71            -         $  3,430
                                  =========    =======       ======         ========

2002
Net sales to unaffiliated
      customers                   $ 101,786    $ 7,670       $    -         $109,456
Transfers between
      geographic areas                  962          -         (962)               -
                                  ---------    -------       ------         --------
Total                             $ 102,748    $ 7,670       $ (962)        $109,456
                                  ---------    -------       ------         --------
Identifiable long-lived assets    $   4,098    $    54       $    -         $  4,152
                                  =========    =======       ======         ========

2001
Net sales to unaffiliated
      customers                   $  72,791    $ 5,368       $    -         $ 78,159
Transfers between
      geographic areas                  492          -         (492)               -
                                  ---------    -------       ------         --------
Total                             $  73,283    $ 5,368       $ (492)        $ 78,159
                                  ---------    -------       ------         --------
Identifiable long-lived assets    $   3,800    $    31       $    -         $  3,831
                                  =========    =======       ======         ========

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.

Identifiable long-lived assets of geographic areas are those assets related to the Company's operations in each area.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)

NOTE N. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION - UNAUDITED

                                                FISCAL 2003
                          -------------------------------------------------------
                           FIRST      SECOND       THIRD      FOURTH
                          QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                          -------------------------------------------------------
Net sales                 $14,454     $20,742     $13,564     $20,410     $69,170
Gross profit                3,323       4,289       3,379       5,665      16,656
% of net sales               23.0%       20.7%       24.9%       27.8%       24.1%
Operating income (loss)    (2,092)       (116)       (652)      1,368      (1,492)
% of net sales              -14.5%       -0.6%       -4.8%        6.7%       -2.2%
Net earnings (loss)       $(1,343)    $   (26)    $  (375)    $ 1,365     $  (379)
% of net sales               -9.3%       -0.1%       -2.8%        6.7%       -0.5%

Net earnings (loss)
   per share
    Basic                 $ (0.45)    $ (0.01)    $ (0.13)    $  0.46     $ (0.13)
    Diluted               $ (0.45)    $ (0.01)    $ (0.13)    $  0.45     $ (0.13)

                                                FISCAL 2002
                          --------------------------------------------------------
                           FIRST      SECOND       THIRD      FOURTH
                          QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                          --------------------------------------------------------
Net sales                 $24,509     $27,044     $29,087     $28,816     $109,456
Gross profit                6,903       6,961       8,007       9,054       30,925
% of net sales               28.2%       25.7%       27.5%       31.4%        28.3%
Operating income            1,223       1,283       1,811       1,951        6,268
% of net sales                5.0%        4.7%        6.2%        6.8%         5.7%
Net earnings              $   768     $   948     $ 1,187     $ 1,486     $  4,389
% of net sales                3.1%        3.5%        4.1%        5.2%         4.0%

Net earnings
   per share
    Basic                 $  0.26     $  0.32     $  0.40     $  0.49     $   1.47
    Diluted               $  0.25     $  0.31     $  0.38     $  0.48     $   1.43

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL SCHEDULE

Board of Directors
Peerless Mfg. Co.

In connection with our audit of the consolidated financial statements of Peerless Mfg. Co. and Subsidiaries referred to in our report dated September 2, 2003, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended June 30, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                             /s/ Grant Thornton, LLP
                                             -----------------------
                                             Grant Thornton, LLP

Dallas, Texas
September 2, 2003

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                         YEAR ENDED JUNE 30,
                                        ----------------------
                                         2003    2002    2001
                                        ----------------------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

   Balance at beginning of year         $  354   $ 297   $ 778

   Additions
    Charged to expense                     774     133      54

   Amounts written off                     (76)    (76)   (535)

                                        ------   -----   -----
   Balance at end of year               $1,052   $ 354   $ 297
                                        ======   =====   =====

                               INDEX TO EXHIBITS

  NO.                              EXHIBIT DESCRIPTION
------            --------------------------------------------------------------
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

 10(b)            Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan
                  (filed as Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference).

 10(c)            Amendment to Peerless Mfg. Co. 1995 Stock Option and
                  Restricted Stock Plan dated November 11, 1999 (filed as exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999 and incorporated herein by reference).

 10(d)            Peerless Mfg. Co. 2001 Stock Option and Restricted Stock Plan
                  (filed as Appendix B to our Proxy Statement on Schedule 14A dated October 24, 2001 and incorporated herein by reference).

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

  NO.                              EXHIBIT DESCRIPTION
------            --------------------------------------------------------------
 10(g)            Employment Agreement dated July 20, 2001, by and between
                  Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(i)
                  to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001 and incorporated herein by
                  reference).

 10(h)            Agreement dated July 20, 2001, by and between Peerless Mfg.
                  Co. and Sherrill Stone (filed as Exhibit 10(k) to our
                  Quarterly Report on Form 10-Q, for the fiscal quarter ended
                  September 30, 2001 and incorporated herein by reference).

 10(i)            Employment Agreement dated February 4, 2002, by and between
                  Peerless Mfg. Co. and Richard L. Travis (filed as Exhibit
                  10(m) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2002 and incorporated herein by reference).

 10(j)            Agreement dated February 2, 2002, by and between Peerless Mfg.
                  Co. and Richard L. Travis (filed as Exhibit 10(n) to our
                  Quarterly Report on Form 10-Q, for the fiscal quarter ended
                  March 31, 2002 and incorporated herein by reference).

 10(k)            Amendment dated August 12, 2002 to Employment Agreement dated
                  February 4, 2002, by and between Peerless Mfg. Co. and Richard
                  L. Travis, Jr. (filed as Exhibit 10 (n) to our Quarterly
                  Report on Form 10-Q, for the fiscal quarter ended September
                  30, 2002 and incorporated herein by reference).

 10(l)            Agreement dated August 12, 2002, by and between Peerless Mfg.
                  Co. and Richard L. Travis, Jr. (filed as Exhibit 10(o) to our
                  Quarterly Report on Form 10-Q, for the fiscal quarter ended
                  September 30, 2002 and incorporated herein by reference).

 21               Subsidiaries of Peerless Mfg. Co. *

 23               Consent of Grant Thornton LLP. *

 31.1             Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. *

 31.2             Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. *

 32.1             Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002. *

 32.2             Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002. *

    -------------------------
*   Filed herewith