Form 10-Q
period 2003-09-30
PEERLESS MANUFACTURING CO
filed 2003-11-14
CIK 76954

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

      (Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________.


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

                                 (214) 357-6181
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

        Yes      No  X
            ---     ---

As of November 12, 2003 there were 3,002,534 shares of the registrant's common stock outstanding.

================================================================================

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 30, 2003 (unaudited)
         and June 30, 2003................................................................................       3

         Unaudited Consolidated Statements of Operations for the three
         months ended September 30, 2003 and 2002.........................................................       4

         Unaudited Consolidated Statements of Cash Flows for
         the three months ended September 30, 2003 and 2002...............................................       5

         Notes to the Consolidated Financial Statements...................................................       6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................................................      14

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........................      27

         ITEM 4.    CONTROLS AND PROCEDURES ..............................................................      28

PART II:.OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS.....................................................................      28

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................      28

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................      28

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................      28

         ITEM 5.    OTHER INFORMATION.....................................................................      28

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................      28

SIGNATURES................................................................................................      30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    September 30,     June 30,
                                                                         2003           2003
                                                                    -------------   -------------
                                                                     (unaudited)
                             ASSETS
Current assets
     Cash and cash equivalents                                      $       7,600   $       6,680
     Short term investments                                                   310             309
     Accounts receivable - principally trade - net of
        allowance for doubtful accounts of $315 at
        September 30, 2003 and $402 at June 30, 2003                       15,582          14,916
     Inventories                                                            3,915           3,215
     Costs and earnings in excess of billings
        on uncompleted contracts                                            9,115           7,589
     Deferred income taxes                                                  1,445           1,445
     Other                                                                  1,145           1,098
     Current assets of discontinued operations                              2,264           2,760
                                                                    -------------   -------------
        Total current assets                                               41,376          38,012

Property, plant and equipment - net                                         3,352           3,400
Other assets                                                                  985           1,110
Other assets of discontinued operations                                        28              30
                                                                    -------------   -------------
                                                                    $      45,741   $      42,552
                                                                    =============   =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Account payable - trade                                        $      14,992   $      12,661
     Billings in excess of costs and earnings
        on uncompleted contracts                                            2,027           2,027
     Commissions payable                                                    1,165           1,041
     Income taxes payable                                                     470              53
     Product warranties                                                       702             846
     Accrued liabilities and other                                          2,652           2,749
     Current liabilities of discontinued operations                           583             864
                                                                    -------------   -------------
        Total current liabilities                                          22,591          20,241

Shareholders' equity
     Common stock                                                           3,001           2,999
     Additional paid-in capital                                             1,785           1,771
     Other                                                                     36              18
     Retained earnings                                                     18,328          17,523
                                                                    -------------   -------------
        Total shareholders' equity                                         23,150          22,311
                                                                    -------------   -------------
        Total liabilities and shareholders' equity                  $      45,741   $      42,552
                                                                    =============   =============


        See accompanying notes to the consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                  September 30,
                                                              2003              2002
                                                          -------------    -------------
Revenues                                                  $      16,807    $      13,276
Cost of goods sold                                               12,001           10,003
                                                          -------------    -------------
Gross profit                                                      4,806            3,273
Operating expenses
    Sales and marketing                                           1,603            1,586
    Engineering and project
       management                                                 1,094            1,673
    General and administrative                                      958            1,184
    Restructuring expense                                            --              483
                                                          -------------    -------------
                                                                  3,655            4,926
                                                          -------------    -------------
Operating income (loss)                                           1,151           (1,653)

Other income (expense)
    Foreign exchange loss                                           (47)             (63)
    Other income, net                                                17               41
                                                          -------------    -------------
                                                                    (30)             (22)
                                                          -------------    -------------
Earnings (loss) from continuing operations
    before income taxes                                           1,121           (1,675)
Income tax expense (benefit)                                        381             (620)
                                                          -------------    -------------
Net earnings (loss) from continuing operations                      740           (1,055)

Discontinued operations (Note 5)
    Earnings (loss) from discontinued operations
    (including gain on disposal of $140 in 2003)                     99             (457)
    Income tax expense (benefit)                                     34             (169)
                                                          -------------    -------------
Net earnings (loss) from discontinued operations                     65             (288)
                                                          -------------    -------------
Net earnings (loss)                                       $         805    $      (1,343)
                                                          =============    =============

BASIC EARNINGS (LOSS) PER SHARE
  Earnings (loss) from continuing operations              $        0.25    $       (0.35)
  Earnings (loss) from discontinued operations                     0.02            (0.10)
                                                          -------------    -------------
      Basic earnings (loss) per share                     $        0.27    $       (0.45)
                                                          =============    =============

DILUTED EARNINGS (LOSS) PER SHARE
  Earnings (loss) from continuing operations              $        0.24    $       (0.35)
  Earnings (loss) from discontinued operations                     0.02            (0.10)
                                                          -------------    -------------
      Diluted earnings (loss) per share                   $        0.26    $       (0.45)
                                                          =============    =============


        See accompanying notes to the consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                       2003             2002
                                                                                   -------------    -------------
Cash flows from operating activities:
     Net earnings (loss)                                                           $         805    $      (1,343)
        Net (earnings) loss from discontinued operations                                     (65)             288
                                                                                   -------------    -------------
     Net earnings (loss) from continuing operations                                          740           (1,055)
     Adjustments to reconcile net earnings (loss)
        to net cash provided by operating activities:
        Depreciation and amortization                                                        191              147
        Bad debt expense                                                                      69               30
        Foreign exchange loss                                                                 47               63
        Other                                                                                  4               22
     Changes in operating assets and liabilities
        Accounts receivable                                                                 (598)           5,369
        Inventories                                                                         (701)              96
        Costs and earnings in excess of billings on uncompleted contracts                 (1,526)           4,600
        Other current assets                                                                 (50)            (371)
        Other assets                                                                         125               57
        Accounts payable                                                                   2,317           (3,560)
        Billings in excess of costs and earnings uncompleted contracts                        --             (782)
        Commissions payable                                                                  124             (187)
        Product warranties                                                                  (144)             168
        Accrued expenses and other                                                           320           (2,097)
                                                                                   -------------    -------------
                                                                                             178            3,555
                                                                                   -------------    -------------
Net cash provided by operating activities of continuing operations                           918            2,500

Cash flow from investing activities:
        Net purchases of property and equipment                                             (143)             (32)
        Proceeds from sale of property                                                        (1)              --
                                                                                   -------------    -------------
Net cash used in investing activities of continuing operations                              (144)             (32)

Cash flows from financing activities:
        Proceeds from issuance of common stock                                                13               13
                                                                                   -------------    -------------
Net cash provided by financing activities of continuing operations                            13               13

Net cash provided by (used in) discontinued operations                                       132             (210)

Effect of exchange rate changes on
        cash and cash equivalents                                                              1              (10)
                                                                                   -------------    -------------
Net increase in cash and cash equivalents                                                    920            2,261

Cash and cash equivalents at beginning of period                                           6,680            1,386
                                                                                   -------------    -------------

Cash and cash equivalents at end of period                                         $       7,600    $       3,647
                                                                                   =============    =============


        See accompanying notes to the consolidated financial statements.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


1.       BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the "Company", "we", "us", "our") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of September 30, 2003, and for the three months ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year (see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Operating Results and Other Risk Factors" following). The Company's fiscal year ends on June 30th. References herein to fiscal 2002, fiscal 2003 and fiscal 2004 refer to our fiscal years ended June 30, 2002, 2003 and 2004, respectively. In connection with the sale of our Boiler operations (see Note 5 - "Discontinued Operations"), the current year financial information has been presented and the prior year financial information has been restated to report such as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Certain fiscal 2003 items have been reclassified to conform to the fiscal 2004 presentation. All dollar and share amounts are in thousands, except per share amounts.


2.       NEW ACCOUNTING STANDARDS

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


2.       NEW ACCOUNTING STANDARDS - CONTINUED

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


3.       INVENTORIES

                  Inventories are stated at the lower of cost (first-in, first-out) or market. Principal components of inventories are as follows:


                                      September 30,      June 30,
                                          2003             2003
                                      -------------   -------------
Raw materials                         $       2,907   $       2,322
Work in process                                 717             581
Finished goods                                  291             312
                                      -------------   -------------
Total inventories                     $       3,915   $       3,215
                                      =============   =============

4.       PRODUCT WARRANTIES

                  The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed upon specifications at the time of delivery and typically for a period of 18 to 36 months from the date of customer acceptance, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from our suppliers. The Company provides for the estimated cost of product warranties, based on

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


4.       PRODUCT WARRANTIES - CONTINUED

         historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product revenue is recognized. Should these factors, or other factors affecting warranty costs differ from our estimates, revisions to the estimated product warranty liability are made.

                  Product warranty activity for the three months ended September 30, 2003 and 2002, are as follows:

                                                      Three Months Ended
                                                        September 30,
                                                    2003             2002
                                                -------------    -------------
Balance at the beginning of the period          $         846    $         627
Provision for warranty expense                            (13)             406
Warranty charges                                         (131)            (238)
                                                -------------    -------------
Balance at the end of the period                $         702    $         795
                                                =============    =============

5.       DISCONTINUED OPERATIONS

                  During fiscal 2003, the Board authorized the suspension of the Boiler business unit. In September 2003, the Board of Directors authorized the divestiture and the Company sold its Boiler operations. In connection with the sale, the Company sold assets with a net book value of approximately $110, for $250, resulting in a gain on disposal of $140. Please see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" of this Report.

                  The following represent a summary of operating results and the gain on disposition of the Boiler segment presented as discontinued operations:

                                                     Three Months Ended
                                                        September 30,
                                                    2003               2002
                                                -------------    -------------
Revenues                                        $         360    $       1,178
Cost of goods sold                                        172            1,215
                                                -------------    -------------
    Gross profit (loss)                                   188              (37)
Operating expenses                                        229              402
                                                -------------    -------------
    Operating loss                                        (41)            (439)
Other expense                                              --               18
Income tax benefit                                        (14)            (169)
                                                -------------    -------------
    Net loss from operations                              (27)            (288)
Gain on disposal, net of taxes                             92               --
                                                -------------    -------------
    Net earnings (loss)                         $          65    $        (288)
                                                =============    =============

Diluted earnings (loss) per share
    Net loss from operations                    $       (0.01)   $       (0.10)
                                                =============    =============
    Net gain on disposal                        $        0.03    $          --
                                                =============    =============
    Net earnings (loss)                         $        0.02    $       (0.10)
                                                =============    =============

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


5.       DISCONTINUED OPERATIONS - CONTINUED

                  The current and non-current assets and liabilities of the discontinued Boiler segment as of September 30, 2003 and June 30, 2003 are as follows:

                                                                    September 30,     June 30,
                                                                        2003            2003
                                                                    -------------   -------------
Accounts receivable, principally trade - net of
    allowance for  uncollectible accounts of $800
    at September 30, 2003 and $650 at June 30, 2003                 $       2,201   $       2,631
Inventories                                                                    --               3
Costs and earnings in excess of billings on
    uncompleted contracts                                                      63             126
                                                                    -------------   -------------
Current assets of discontinued operations                                   2,264           2,760
    Equipment, net                                                             28              30
                                                                    -------------   -------------
Total assets of discontinued operations                             $       2,292   $       2,790
                                                                    =============   =============

Accounts payable                                                    $         136   $         336
Commissions payable                                                            74              78
Product warranties                                                            148             148
Accrued liabilities and other                                                 225             302
                                                                    -------------   -------------
Total current liabilities of discontinued operations                $         583   $         864
                                                                    =============   =============


6.       CONTINGENCIES

                  Included in our discontinued operations is a $2.2 million receivable due from a customer that recently filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (original amount of the contract was approximately $6.1 million). We have been classified as an unsecured creditor under such filing. However, the customer/debtor has reportedly assigned all its rights, claims, duties and defenses under our contract to the project's owner, who has apparently assumed such rights, claims, duties and defenses. We have obtained outside counsel to help with the collection of this receivable and have filed a statutory lien on the refinery where our equipment was installed. In addition, we have filed a lawsuit to perfect our lien interest against the owner of the refinery, and also to pursue our contractual claims against the owner as assignee of the customer/debtor. We have also been informed that the owner/assignee intends to allege counterclaims in the lawsuit. While we have reason to believe that our lien and our contractual claims will be found to be valid, no assurances can be given. We intend to vigorously pursue the collection of this receivable and believe that it will be collected. In the event that our lien is held to be invalid, or if the receivable or a significant portion thereof is deemed to be not collectible, and/or if the owner/assignee is able to successfully assert counterclaims, we will be required to write down the receivable to its net realizable value. To the extent that our existing allowance for doubtful accounts is not adequate to cover this write down, the additional reserve required will be a charge against the Company's results of discontinued operations.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


     7.  EARNINGS (LOSS) PER SHARE


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


                                                                    Three Months Ended
                                                                      September 30,
                                                                    2003           2002
                                                               -------------   -------------
Net earnings (loss) from continuing operations                 $         740   $      (1,055)
Net earnings (loss) from discontinued operations                          65            (288)
                                                               -------------   -------------
Net earnings (loss)                                            $         805   $      (1,343)
                                                               =============   =============

Basic weighted average common shares outstanding                       2,999           2,992
Effect of dilutive options                                                38              --
                                                               -------------   -------------
Diluted weighted average common shares outstanding                     3,037           2,992
                                                               =============   =============

Net earnings (loss) per share - basic:
Earnings (loss) from continuing operations                     $        0.25   $       (0.35)
Earnings (loss) from discontinued operations                            0.02           (0.10)
                                                               -------------   -------------
   Net earnings (loss) per share                               $        0.27   $       (0.45)
                                                               =============   =============

Net earnings (loss) per share - diluted:
Earnings (loss) from continuing operations                     $        0.24   $       (0.35)
Earnings (loss) from discontinued operations                            0.02           (0.10)
                                                               -------------   -------------
   Net earnings (loss) per share                               $        0.26   $       (0.45)
                                                               =============   =============


                  The weighted average common shares outstanding-diluted computation excluded 65 and 210 outstanding stock options for the three months ended September 30, 2003 and 2002, respectively, because their impact would be anti-dilutive.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


8.       COMPREHENSIVE INCOME (LOSS).

                  Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

                                                               Three Months Ended
                                                                  September 30,
                                                              2003            2002
                                                          -------------   -------------
Net earnings (loss) from continuing operations            $         740   $      (1,055)
Net earnings (loss) from discontinued operations                     65            (288)
Foreign currency translation adjustment                              17              23
                                                          -------------   -------------
Comprehensive income (loss)                               $         822   $      (1,320)
                                                          =============   =============

9.       STOCK-BASED COMPENSATION

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


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                  2003               2002
                                                                              -------------   -------------
Net earnings (loss), as reported                                              $         805   $      (1,343)
Less total stock-based employee compensation expense determined
  using the fair value based method for all awards, net of tax                          (21)            (24)
                                                                              -------------   -------------
Pro forma net earnings (loss)                                                 $         784   $      (1,367)
                                                                              =============   =============

Net earnings (loss) per share:
  Basic - as reported                                                         $        0.27   $       (0.45)
                                                                              =============   =============
  Basic - pro forma                                                           $        0.26   $       (0.46)
                                                                              =============   =============
  Diluted - as reported                                                       $        0.26   $       (0.45)
                                                                              =============   =============
  Diluted - pro forma                                                         $        0.26   $       (0.46)
                                                                              =============   =============

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


10.      LINE OF CREDIT

                  The Company maintained a $10 million revolving credit facility that expired on October 31, 2003. The credit line carried a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (Euros plus 2.00% at September 30, 2003), and was secured by substantially all of the Company's assets. As of September 30, 2003, the Company had no outstanding loans under the credit facility; it had $3.6 million outstanding under letters of credit, leaving it $6.4 million of availability under its facility. The facility contained financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of September 30, 2003, the Company was in compliance with all financial and other covenants of this loan agreement.

                  On October 31, 2003, the Company entered into a new $12.5 million revolving credit facility that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (Euros plus 1.75% on October 31, 2003), and is secured by substantially all the Company's domestic assets. The facility contains financial covenants, and certain restrictions on capital expenditures, acquisitions, asset dispositions and additional debt, as well as other customary covenants.



11.      SUPPLEMENTAL CASH FLOW INFORMATION

                  Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:


                                         Three Months Ended
                                           September 30,
                                         2003         2002
                                      ----------   ----------
Interest paid                         $       --   $       --
Income taxes paid                     $       40   $      461

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


12.      SEGMENT INFORMATION

                  The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: Environmental Systems and Separation Filtration Systems. The main product of the Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as "SCR Systems". These environmental control systems are used for air pollution abatement and convert nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system. The Separation Filtration Systems segment produces specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam. The Company previously had three-reportable segments, its third segment - Boilers was suspended during the first quarter of fiscal 2003 and discontinued during the first quarter of fiscal 2004. Please see Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment" and Note 5 - "Discontinued Operations" of this Report.

                  Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit
         (loss) for the three months ended September 30, 2003 and 2002 are presented below. Note that the Company does not allocate general and administrative and restructuring expenses ("unallocated overhead"), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented. Certain information for the first quarter of fiscal 2003 has been restated to be on a comparable basis with the first quarter of fiscal 2004 presentation.

                                                       Separation
                                  Environmental        Filtration        Unallocated
                                    Systems              Systems           overhead          Consolidated
                                  -------------        -----------       ------------       ------------
Three months ended
September 30, 2003
-------------------------------
Revenue from customers                $ 10,079            $ 6,728                               $ 16,807

Segment profit (loss)                    1,735                374              (958)               1,151

Three months ended
September 30, 2002
-------------------------------
Revenue from customers                 $ 6,943            $ 6,333                               $ 13,276

Segment profit (loss)                     (426)               440            (1,667)              (1,653)

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      From time to time, we make oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Factors That May Affect Our Operating Results and Other Risk Factors," as set forth starting on page 23 of this Report.

      All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

OVERVIEW

      We are a global company providing environmental and separation and filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments
- Environmental Systems and Separation Filtration Systems. During the first quarter of fiscal 2003, we suspended the operations of our Boiler business and in connection with its sale we discontinued this business unit during the first quarter of fiscal 2004. See "Restructuring and Organizational Realignment" following for additional discussion on the suspension and discontinuance of this business unit.

      Environmental Systems. In this business segment, which represented 59% of our consolidated first quarter fiscal 2004 revenues, we design, engineer, manufacture and sell highly specialized environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction systems, referred to as "SCR Systems," is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related values and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


      Separation Filtration Systems. In this business segment, which represented 39% of our consolidated first quarter fiscal 2004 revenues, we design, engineer, manufacture and sell specialized products known as "separators" or "filters" which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.

      Boilers. In this discontinued business segment, which represented 2% of our consolidated first quarter fiscal 2004 revenues, we designed, engineered, manufactured and sold packaged boilers and other steam generating equipment. This equipment is used to produce steam, used for heating, drying, driving steam engines and a variety of other applications. See "Restructuring and Organizational Realignment" following for additional discussion on the suspension and discontinuance of this business unit.

RESTRUCTURING AND ORGANIZATIONAL REALIGNMENT

      During fiscal 2002, the construction of new merchant power plants in the United States slowed considerably, as doubts emerged regarding the actual demand for electricity began to surface, coupled with the continued weakness in the United States economy. In addition, recent regulatory uncertainties have caused NOx reduction initiatives relating to retrofit projects to be delayed.

      As a response to the slowdown of new merchant power plants, continued weakness in the United States and global economies, and recent regulatory and political uncertainties, in July 2002 we initiated our "restructuring and organizational realignment initiative." The goal of this initiative was to reduce costs, streamline operations, and identify and exit certain non-critical, marginally performing operating activities, thereby positioning us with a more competitive cost structure vital for our overall long-term success. The plan included, among other things, the consolidation of manufacturing facilities and processes, the scaling down of capacities at the remaining facilities to meet anticipated market requirements and current economic conditions, suspension of non-strategic business units, and the realignment of the organization to focus on our two primary business segments: Environmental Systems and Separation Filtration. In connection therewith, we suspended the operations of our Boiler unit during the first quarter of fiscal 2003 and sold this business unit during the first quarter of fiscal 2004, and as such have presented this as discontinued operations for the periods presented.

      We believe that the result of these initiatives, including the redirection of our resources and focus on our two principal segments, has positioned us to maximize our current operational efficiencies and allow us the flexibility to meet our customers' current and anticipated needs, without sacrificing our ability to expand our business to meet future demand. While the initial phase of our restructuring and organizational realignment initiatives have been completed, we continue to look for ways to improve our operational efficiencies and performance during these challenging times.


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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


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

RESULTS OF OPERATIONS

     The following table displays our statements of operations as a percentage of net revenues:


                                                            Three Months Ended
                                                               September 30,
                                                            2003             2002
                                                     -------------     -------------
Net revenues                                               100.0 %           100.0 %
Cost of revenues                                              71.4              75.3
                                                     -------------     -------------
      Gross margin                                            28.6              24.7
Operating expenses                                            21.7              33.5
Restructuring expenses                                          --               3.6
                                                     -------------     -------------
                                                              21.7              37.1
                                                     -------------     -------------
      Operating income (loss)                                  6.9             (12.4)
Other income (expense)                                        (0.2)             (0.2)
                                                     -------------     -------------
      Net earnings (loss) from continuing
      operations before income taxes                           6.7             (12.6)

Income tax expense (benefit)                                   2.3              (4.7)
                                                     -------------     -------------
      Earnings (loss) from  continuing operations,
              net of tax                                       4.4              (7.9)
Earnings (loss) from discontinued operations,
        net of tax                                             0.4              (2.2)

                                                     -------------     -------------
      Net earnings (loss)                                      4.8%            (10.1)%
                                                     =============     =============


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS - CONSOLIDATED

      Revenues. Net revenues from continuing operations increased by approximately $3.5 million, or 26.3%, from $13.3 million for the three months ended September 30, 2002 to $16.8 million for the three months ended September 30, 2003. The increase in revenues during the period related primarily to an increase in our Environmental Systems revenues, which increased from $6.9 million to $10.1 million, or 46.4%, and to an increase in our Separation Filtration Systems revenues, which increased from $6.3 million to $6.7 million, or 6.4%.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


      The Company's backlog of unfilled orders was approximately $38 million at September 30, 2003, compared to $38 million at September 30, 2002 and $40 million at June 30, 2003. While we are beginning to see some stability in our backlog, we feel that the reduction in the construction of new power plants, environmental regulatory uncertainties, and the current economic climate all continue to have a significant impact on our domestic sales and backlog. All of these factors have contributed to planned projects being placed on hold or production rescheduled, and new environmental and gas treatment projects being canceled or delayed. In addition, our backlog at September 30, 2003 has been impacted by our decision to suspend our Boiler business during fiscal 2003. At September 30, 2003 we did not have any Boiler orders in our backlog, compared to approximately $2.0 million in Boiler orders in our backlog at September 30, 2002. The adoption of regulations related to NOx emissions have in the past resulted in increased sales of our Environmental Systems, either through new-source or retrofit applications, and we would anticipate that this trend will continue in the future as compliance dates approach and regulatory uncertainties are resolved. In addition, while the construction of new power plants has seen a significant decline over the past 24 months, there is expected to be a continued demand for our Environmental Systems as new power plants are built to replace older, less efficient plants, and as regulatory compliance projects are commenced.

      Gross Profit. Our gross profit increased $1.5 million, or 45.5%, from $3.3 million for the three months ended September 30, 2002 to $4.8 million for the three months ended September 30, 2003. Our gross profit, as a percentage of sales, increased from 24.7% for the three months ended September 30, 2002 to 28.6% for the three months ended September 30, 2003. Our reported margins during the current period were impacted by three primary factors: higher sales volume, lower start-up and warranty costs and shifts in our product mix. As we manufacture a significant portion of our products, fluctuations in revenues, from quarter to quarter or year to year, may impact our manufacturing absorption factors, which will directly impact our reported margins. Our start-up and warrants costs during the quarter were 2% lower, as a percentage of sales, compared to the same period last year. In addition, certain of our products historically have higher margins than others; as a result, shifts in the composition of our sales can have a significant impact on our reported margins. This was a factor during this quarter of fiscal 2004, as our Environmental Systems revenues, which historically have higher gross profit margins, represented 60.0% of our total revenues from continuing operations compared with 52.3% for the same quarter last year.

      Operating Expenses. For the first quarter of fiscal 2004, operating expenses from continuing operations decreased by $1.3 million, or 26.5%, to $3.6 million, compared to $4.9 million for first quarter of fiscal 2003. Operating expenses, as a percentage of sales, were 21.7% for the first quarter of fiscal 2004, compared to 37.1% for the first quarter of fiscal 2003. The decrease in the amount of operating expenses during the first quarter of fiscal 2004 was due to the implementation of our restructuring and organizational realignment initiative, which began during fiscal 2003. As a result of this initiative, as a percentage of sales, our sales and marketing expenses decreased from 11.9% to 9.5%, our engineering and project management expenses decreased from 12.6% to 6.5% and our general, administrative and restructuring expenses decreased from 12.6% to 5.7%, for the three months ended September 30, 2002 and 2003, respectively. During the first quarter of fiscal 2003, in connection with this initiative, we incurred approximately $500,000 in severance payments and related costs. Excluding these costs, operating expenses, as a percentage of sales, would have been 33.5% for the three months ended September 30, 2002. See also
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Restructuring and Organizational Realignment" of this Report.

      Other Income and Expense. Other income and expense items changed by approximately $8,000 from an expense of approximately $22,000 for the first quarter of fiscal year 2003 to and expense of $30,000 for the first quarter of fiscal year 2004. We realized foreign currency exchange losses of

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


approximately $47,000 during the current quarter compared to approximately $63,000 for the same quarter last year.

      Income Taxes. The Company's effective income tax rate was approximately 34.0% and 37.0% for the three months ended September 30, 2003 and 2002, respectively. The decrease in our effective tax rate for the current quarter, compared to the same quarter last year, resulted from the increased portion of our income in this quarter which was either subject to a lower foreign tax rate or foreign sales income exclusions.

      Net Earnings (loss) from Continuing Operations. Net earnings from continuing operations were approximately $740,000, or 4.4% of sales, for the three months ended September 30, 2003 compared to a net loss of approximately $1.1 million, or 7.9% sales, for the same period last year. Basic earnings per share from continuing operations increased from a loss of $0.35 per share for the three months ended September 30, 2003, to net earnings of $0.25 per share for three months ended September 30, 2003. Diluted earnings per share from continuing operations increased from a loss of $0.35 per share for the quarter ended September 30, 2002, to net earnings of $0.24 per share for the quarter ended September 30, 2003.

      Discontinued Operations. Earnings from discontinued operations for the three months ended September 30, 2003 were $65,000, compared to a net loss of $288,000 for the same period last year. Included in our net earnings for the quarter ended September 30, 2003 was a net gain related to the disposal of our boiler operations of approximately $92,000 ($140,000 gain less taxes of $48,000). Earnings (loss) per basic and diluted share, from discontinued operations, were $.02 per share for the quarter ended September 30, 2003, and a loss $.10 per share for the same period last year.

      Net Earnings (loss). As a result of the above factors, net earnings were approximately $805,000, or 4.8% of sales, for the three months ended September 30, 2003, compared to a net loss of approximately $1.3 million, or 10.1% sales, for the same period last year. Basic earnings per share increased from a loss of $0.45 per share for the three months ended September 30, 2002, to net earnings of $0.27 per share for the same quarter this fiscal year. Diluted earnings per share increased from a loss of $0.45 per share for the three months ended September 30, 2002, to net earnings of $0.26 per share for same quarter this fiscal year.

      RESULTS OF OPERATIONS - SEGMENTS

      Currently we are organized on a global basis along two lines of business:
Environmental Systems, and Separation Filtration Systems. The Company had three reportable segments - Environmental Systems, Separation Filtration Systems and Boilers for fiscal 2003. The Boiler operation was sold during the first quarter of fiscal 2004 and has therefore been classified as a discontinued operation in the Company's financial statements.

      Revenues. The following table displays revenues by reportable segment (dollars in thousands).

                                                               Three Months Ended
                                                                  September 30,
                                                2003             %             2002               %
                                           -------------   -------------   -------------   -------------
Revenues
   Environmental Systems                   $      10,079            60.0   $       6,943            52.3
   Separation Filtration Systems                   6,728            40.0           6,333            47.7
                                           -------------   -------------   -------------   -------------
     Total                                 $      16,807           100.0   $      13,276           100.0
                                           =============   =============   =============   =============

      Revenues from our Environmental Systems increased by approximately $3.2 million, or 46.4%, from $6.9 million for the three months ended September 30, 2002, to $10.1 million for the three months ended September 30, 2003. The increase related primarily to the substantial completion of several large Environmental Systems contracts in our backlog at June 30, 2003.

      Separation Filtration Systems revenues increased by approximately $400,000, or 6.4%, from $6.3 million for the three months ended September 30, 2002 to $6.7 million for the three months ended September 30, 2003. On a comparative basis, the Company saw its international sales increase by approximately $1.2 million, or 54.5%, and saw its domestic and Canadian sales decline by approximately $800,000, or 19.5%. The continued weakness in the U.S. economy continues to have a major impact on our domestic sales.

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

                                                                        Three Months Ended
                                                                            September 30,
                                                                        2003              2002
                                                                    -------------    -------------
Segment profit (loss)
    Environmental Systems                                           $       1,735    $        (426)
    Separation Filtration Systems                                             374              440
                                                                    -------------    -------------
      Total                                                                 2,109               14
    Unallocated general and administrative
        expenses                                                             (958)          (1,667)
                                                                    -------------    -------------
    Operating income (loss)                                         $       1,151    $      (1,653)
                                                                    =============    =============


      Environmental Systems profit in the first quarter of fiscal 2004 increased by $2.1 million, from a loss of approximately $426,000 for the three months ended September 30, 2002, to a profit of approximately $1.7 million for the same quarter this fiscal year. As a percentage of Environmental Systems revenue, our operational performance increased from a segment loss of 6.1% to a segment profit of 17.2%. The increase in our Environmental Systems operational performance during the current fiscal year related primarily to the increase in this segment's revenues during the period and the resulting impact on our manufacturing and operational efficiencies.

      Separation Filtration Systems profit in the first quarter of fiscal year 2004 decreased approximately $66,000, or 15.0%, from a profit of approximately $440,000 for the first quarter of fiscal 2003 to a profit of $374,000 for the same quarter this fiscal year. As a percentage of Separation Filtration Systems revenue, our operational performance decreased from a segment profit of 6.9%, to a segment profit of 5.6% for the three months ended September 30, 2002 and 2003, respectively. The decrease in our Separation Filtration Systems operational performance during this period relates to the increased component of international sales, where we tend to realize a lower net margin than domestically.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


FINANCIAL POSITION

      Assets. Total assets increased by approximately $3.1 million, or 7.3%, from $42.6 million at June 30, 2003 to $45.7 million at September 30, 2003. The increase in our assets during this period resulted primarily from the increase in our receivables and inventories, which can be attributed to the increase in our business. At September 30, 2003, we held cash and short-term investments of $7.9 million, had working capital of $18.8 million, and a current ratio of 1.83-to-1.0. This compares with cash and short-term investments of $7.0 million, $17.8 million in working capital, and a current ratio of 1.88-to-1.0 at June 30, 2003. The slight decline in our current ratio was a result of an 8.9% increase in our current assets compared to an 11.9% increase in our current liabilities.

      Liabilities and Shareholders' Equity. Total liabilities increased by approximately $2.4 million, or 11.9%, from $20.2 million at June 30, 2003 to $22.6 million at September 30, 2003. This related primarily to an increase our accounts payable of approximately $2.3 million, which related to the increase in our business. The increase in our equity of approximately $840,000, or 3.8%, from $22.3 million at June 30, 2002 to $23.2 million at September 30, 2003 resulted primarily from our earnings for the period. As a result, our debt-to-equity ratio increased slightly from .91-to-1.0 at June 30, 2003 to ..98-to-1.0 at September 30, 2003.


      LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $7.6 million as of September 30, 2003, compared to $6.7 million at June 30, 2003. Cash provided by continuing operating activities during the first quarter of fiscal year 2004 was approximately $918,000, compared to $2.5 million for the first quarter of fiscal year 2003.

      Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. The balance of these working capital accounts was approximately $7.7 million at September 30, 2003 and $7.8 million at June 30, 2003, representing a decrease in our investment in these working capital items of approximately $100,000. In addition, operationally cash was provided from our earnings from continuing operations and reductions in other assets and increases in other liabilities. We used cash for operational purposes, during the period, to increase our inventories due to the increase in our business.

      Cash used in investing activities was approximately $144,000 for the three months ended September 30, 2003, compared to approximately $32,000 for the same period last year. The increase in cash used during the current fiscal year related to a increase in capital expenditures during this period.

      We had approximately $13,000 of cash provided by financing activities during both the current and prior period. The cash provided by financing activities, during both these periods, related to the cash received from the issuance of common stock pursuant to our employee stock options.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


      We maintained a $10 million revolving credit facility that expired on October 31, 2003. The credit line carried a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (Euros plus 2.00% at September 30, 2003), and was secured by substantially all our assets. As of September 30, 2003, we had no outstanding loans under the credit facility; we had $3.6 million outstanding under letters of credit, leaving us $6.4 million of availability under our facility. The facility contained financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of September 30, 2003, the Company was in compliance with all financial and other covenants of this loan agreement.

      On October 31, 2003, we entered into a new $12.5 million revolving credit facility that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (Euros plus 1.75% on October 31, 2003), and is secured by substantially all our domestic assets. The facility contains financial covenants, and certain restrictions on capital expenditures, acquisitions, asset dispositions and additional debt, as well as other customary covenants.

        We believe that we maintain adequate liquidity to support our existing operations and our planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.

      Included in our discontinued operations is a $2.2 million receivable due from a customer that recently filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (original amount of the contract was approximately $6.1 million). We have been classified as an unsecured creditor under such filing. However, the customer/debtor has reportedly assigned all its rights, claims, duties and defenses under our contract to the project's owner, who has apparently assumed such rights, claims, duties and defenses. We have obtained outside counsel to help with the collection of this receivable and have filed a statutory lien on the refinery where our equipment was installed. In addition, we have filed a lawsuit to perfect our lien interest against the owner of the refinery, and also to pursue our contractual claims against the owner as assignee of the customer/debtor. We have also been informed that the owner/assignee intends to allege counterclaims in the lawsuit. While we have reason to believe that our lien and our contractual claims will be found to be valid, no assurances can be given. We intend to vigorously pursue the collection of this receivable and believe that it will be collected. In the event that our lien is held to be invalid, or if the receivable or a significant portion thereof is deemed to be not collectible, and/or if the owner/assignee is able to successfully asset counterclaims, we will be required to write down the receivable to its net realizable value. To the extent that our existing allowance for doubtful accounts is not adequate to cover this write down, the additional reserve required will be a charge against our results of discontinued operations. Such an event could have a material adverse impact on our financial condition and reported results, and in addition, could potentially trigger a violation of our loan covenants. While we would attempt, and have reason to believe that we would be able, to obtain a waiver for such violations, or find other lending alternatives, no assurances can be given that we would be successful in such endeavors.

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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


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


FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND OTHER RISK FACTORS

      Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity, and results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" of this Report.

      CHANGES IN THE POWER GENERATION INDUSTRY AND/OR THE ECONOMY COULD HAVE AN ADVERSE IMPACT ON OUR SALES OF ENVIRONMENTAL SYSTEMS AND OUR OPERATING RESULTS.

      The demand for our Environmental Systems depends to an extent on the continued construction of power generation plants and the upgrade of existing power plants. In first quarter of fiscal 2004, approximately 59% of our consolidated revenues were derived from sales of Environmental Systems for new and refurbished power plants, compared to approximately 48% for the same period in fiscal 2003.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


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

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


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

      OUR FINANCIAL PERFORMANCE MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, MAKING IT DIFFICULT TO ESTIMATE FUTURE REVENUE.

      Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our Environmental Systems contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical Separation Filtration Systems contracts, which tend to intensify their impact on our quarterly operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our Environmental Systems revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our Environmental Systems products, may have a significant impact on our quarterly operating results. Therefore, our quarterly operating results may be subject to significant variations and our operating performance in one quarter may not be indicative of our future performance.

      OUR MARGINS ARE AFFECTED BY SHIFTS IN OUR PRODUCT MIX.

         Certain of our products have higher margins than others. Consequently, changes in the composition of our sales between products from quarter-to-quarter or from period-to-period can have a significant impact on our reported margins.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


      OUR PRODUCTS ARE COVERED BY WARRANTIES. UNANTICIPATED WARRANTY COSTS FOR DEFECTIVE PRODUCTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND REPUTATION.

      We provide warranties on our products generally for terms of three years or less. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits and could adversely affect our reputation. See Note 3 - "Product Warranties" of this Report for further discussion and analysis of our product warranties.

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

      THE TERMS AND CONDITIONS OF OUR CREDIT FACILITY IMPOSE RESTRICTIONS ON OUR OPERATIONS. WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL, IF NEEDED.

      The terms and conditions of our new $12.5 million revolving credit facility impose certain restrictions on our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens, among other things. Availability of our credit facility is also subject to certain financial covenants, including a minimum level of shareholders' equity. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of September 30, 2003 we were in compliance with all terms and conditions of our $10 million credit facility, which expired on October 31,

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


2003. We were also in compliance with all terms and conditions of our new credit facility, which commenced on October 31, 2003. See Note 10 - "Line of Credit" of this Report for additional discussion on our old and new credit facility.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not in a borrowing position. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than US dollars are performed, for the most part, in the local currency and therefore provide a "natural hedge" against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a "natural hedge," but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivative transactions outstanding as of September 30, 2003.

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


      ITEM 4.  CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
      There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


      PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED


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

           3(b) Bylaws, as amended to date (filed as Exhibit 3 (b) to our report on Form 10-K for the fiscal year ended June 30, 1997, and incorporated herein by reference).

           4(a)   Rights Agreement dated May 22, 1997 between Peerless Mfg. Co.
                  and Mellon Investor Services, LLC (formerly Chase Mellon
                  Shareholder Services, LLC), as

                       PEERLESS MFG. CO. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


                  Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A dated May 22, 1997, and incorporated herein by reference).

           4(b)   Amendment to Rights Agreement dated August 23, 2001, between
                  Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights
                  Agent (filed as Exhibit 2 to our Registration Statement on
                  Form 8-A/A dated August 30, 2001, and incorporated herein by reference).

          10(m)   Employment Agreement dated July 16, 2003, by and between
                  Peerless Mfg. Co. and William T. Strohecker. *

          10(n)   Agreement dated July 16, 2003, by and between Peerless Mfg.
                  Co. and William T. Strohecker. *

          31.1    Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. *

          31.2    Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. *

          32.1    Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002. **

         32.2     Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002. **

----------
*   Filed herewith

** Furnished herewith


       (b)  Reports on Form 8-K.

                  On September 19, 2003, the Registrant filed a Report on Form
            8-K to file a press release announcing its financial results for the fourth quarter and for the year ended June 30, 2003, which information was "furnished" and not "filed" with the Commission.

                  On November 10, 2003, the Registrant filed a Report on Form
            8-K to file a press release announcing its financial results for the first quarter of fiscal year ending June 30, 2004, which information was "furnished" and not "filed" with the Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PEERLESS MFG. CO.


Date: November 14, 2003          /s/ Sherrill Stone
      -----------------          --------------------------------------------
                                 Sherrill Stone
                                 Chairman and Chief Executive Officer


Date: November 14, 2003          /s/ Richard L. Travis
      -----------------          --------------------------------------------
                                 Richard L. Travis, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)