Form 10-Q
period 2003-12-31
PEERLESS MANUFACTURING CO
filed 2004-02-13
CIK 76954

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

            (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ________________.

Commission File Number 0-5214

PEERLESS MFG. CO.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0724417

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2819 Walnut Hill Lane, Dallas, Texas	75229

(Address of principal executive offices)	(Zip code)

(214) 357-6181

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [  ] No [X]

As of February 12, 2004, there were 3,002,784 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Signatures
Bylaws, as Amended to Date
Credit Agreement
Guaranty Agreement
Master Revolving Note
Security Agreement
Employment Agreement - Peter J. Burlage
Employment Agreement - David Taylor
Certification of CEO Pursuant to Rule 13a-14
Certification of CFO Pursuant to Rule 13a-14
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,960	$6,680
Short term investments	311	309
Accounts receivable - principally trade - net of allowance for doubtful accounts of $383 at December 31, 2003 and $402 at June 30, 2003	11,292	14,916
Inventories	2,899	3,215
Costs and earnings in excess of billings on uncompleted contracts	10,280	7,589
Deferred income taxes	1,445	1,445
Other	561	1,098
Current assets of discontinued operations	2,121	2,760

Total current assets	36,869	38,012
Property, plant and equipment – net	3,254	3,400
Other assets	1,009	989
Other assets of discontinued operations	9	151

	$41,141	$42,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable – trade	$11,057	$12,661
Billings in excess of costs and earnings on uncompleted contracts	1,084	2,027
Commissions payable	975	1,041
Income taxes payable	752	53
Product warranties	771	846
Accrued liabilities and other	2,164	2,749
Current liabilities of discontinued operations	559	864

Total current liabilities	17,362	20,241
Shareholders’ equity
Common stock	3,003	2,999
Additional paid-in capital	1,800	1,771
Other	181	18
Retained earnings	18,795	17,523

Total shareholders’ equity	23,779	22,311

Total liabilities and shareholders’ equity	$41,141	$42,552

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues	$16,429	$20,011	$33,236	$33,287
Cost of goods sold	11,884	15,535	23,885	25,538

Gross profit	4,545	4,476	9,351	7,749
Operating expenses
Sales and marketing	1,409	1,413	3,012	2,999
Engineering and project management	1,037	1,071	2,131	2,744
General and administrative	1,278	1,317	2,236	2,501
Restructuring expense	—	—	—	483

	3,724	3,801	7,379	8,727

Operating income (loss)	821	675	1,972	(978)
Other income
Foreign exchange gain (loss)	94	(28)	47	(91)
Other income, net	15	91	32	132

	109	63	79	41

Earnings (loss) from continuing operations before income taxes	930	738	2,051	(937)
Income tax expense (benefit)	321	270	702	(350)

Net earnings (loss) from continuing operations	609	468	1,349	(587)
Discontinued operations (Note 5 – “Discontinued Operations”) Loss from discontinued operations, (including gain on disposal of $140 for the six months ended December 31, 2003)	(217)	(789)	(118)	(1,246)
Income tax benefit	(75)	(295)	(41)	(464)

Net loss from discontinued operations	(142)	(494)	(77)	(782)

Net earnings (loss)	$467	$(26)	$1,272	$(1,369)

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.20	$0.16	$0.45	$(0.20)
Loss from discontinued operations	(0.05)	(0.17)	(0.03)	(0.26)

Basic earnings (loss) per share	$0.16	$(0.01)	$0.42	$(0.46)

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.20	$0.15	$0.44	$(0.20)
Loss from discontinued operations	(0.05)	(0.16)	(0.03)	(0.26)

Diluted earnings (loss) per share	$0.15	$(0.01)	$0.42	$(0.46)

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$1,272	$(1,369)
Net loss from discontinued operations	77	782

Net earnings (loss) from continuing operations	1,349	(587)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	369	391
Bad debt expense	72	460
Foreign exchange (gain) loss	(47)	91
Other	(2)	(5)
Changes in operating assets and liabilities
Accounts receivable	3,777	8,600
Inventories	321	162
Costs and earnings in excess of billings on uncompleted contracts	(2,691)	2,191
Other current assets	567	(434)
Other assets	(20)	(185)
Accounts payable	(1,547)	(2,578)
Billings in excess of costs and earnings uncompleted contracts	(943)	(342)
Commissions payable	(66)	(474)
Product warranties	(75)	41
Taxes Payable	699	(766)
Accrued expenses and other	(575)	(1,936)

	(161)	4,816

Net cash provided by operating activities of continuing operations	1,188	4,229
Cash flow from investing activities:
Net purchases of property and equipment	(222)	(96)

Net cash used in investing activities of continuing operations	(222)	(96)
Cash flows from financing activities:
Proceeds from issuance of common stock	35	50

Net cash provided by financing activities of continuing operations	35	50
Net cash provided by (used in) discontinued operations	248	(606)
Effect of exchange rate changes on cash and cash equivalents	31	(18)

Net increase in cash and cash equivalents	1,280	3,559
Cash and cash equivalents at beginning of period	6,680	1,386

Cash and cash equivalents at end of period	$7,960	$4,945

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of December 31, 2003, and for the three and six months ended December 31, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Operating Results and Other Risk Factors”). The Company’s fiscal year ends on June 30th. References herein to fiscal 2002, fiscal 2003 and fiscal 2004 refer to our fiscal years ended June 30, 2002, 2003 and 2004, respectively.

In connection with the sale of our Boiler operations (see Note 4 – “Discontinued Operations”), the current year financial information has been presented, and the prior year financial information has been restated, to report the discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Certain fiscal 2003 items have been reclassified to conform to the fiscal 2004 presentation. All dollar and share amounts are in thousands, except per share amounts.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Principal components of inventories are as follows:

	December 31,	June 30,
	2003	2003

Raw materials	$2,222	$2,322
Work in process	365	581
Finished goods	312	312

Total inventories	$2,899	$3,215

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

3.	Product Warranties

The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed upon specifications, typically for a period of 12 months from installation or 18 months after shipment, whichever occurs first, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from our suppliers. The Company provides for the estimated cost of product warranties, based upon historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product revenue is recognized. If these factors, or other factors affecting warranty costs differ from our estimates, revisions to the estimated product warranty liability are made accordingly.

Product warranty activity for the three and six months ended December 31, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Balance at the beginning of the period	$702	$795	$846	$627
Provision for warranty expense	368	462	355	868
Warranty charges	(299)	(589)	(430)	(827)

Balance at the end of the period	$771	$668	$771	$668

4.     Discontinued Operations

During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture and the Company sold its Boiler business unit. In connection with the sale, the Company sold assets with a net book value of approximately $110, for $250, resulting in a gain on disposal of $140. Please see Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment” of this Report.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

4.     Discontinued Operations - continued

The following represents a summary of operating results and the gain on disposition of the Boiler segment presented as discontinued operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues	$—	$731	$360	$1,909
Cost of goods sold	206	831	378	2,046

Gross margin loss	(206)	(100)	(18)	(137)
Operating expenses	11	691	240	1,093

Operating loss	(217)	(791)	(258)	(1,230)
Other (income) expense	—	(2)	—	16
Income tax benefit	(75)	(295)	(89)	(464)

Net loss from operations	(142)	(494)	(169)	(782)
Gain on disposal, net of taxes	—	—	92	—

Net loss	$(142)	$(494)	$(77)	$(782)

Diluted loss per share
Net loss from operations	$(0.05)	$(0.16)	$(0.06)	$(0.26)

Net gain on disposal	$—	$—	$0.03	$—

Net loss	$(0.05)	$(0.16)	$(0.03)	$(0.26)

The current and non-current assets and liabilities of the discontinued Boiler segment as of December 31, 2003 and June 30, 2003 are as follows:

	December 31,	June 30,
	2003	2003

Accounts receivable, principally trade - net of allowance for uncollectible accounts of $800 at December 31, 2003 and $650 at June 30, 2003	$2,058	$2,631
Other	63	129

Current assets of discontinued operations	2,121	2,760
Equipment, net	9	30
Others	—	121

Total assets of discontinued operations	$2,130	$2,911

Accounts payable	$136	$336
Commissions payable	35	78
Product warranties	148	148
Accrued liabilities and other	240	302

Total current liabilities of discontinued operations	$559	$864

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

5.     Contingencies

Included in our discontinued operations is a $2.2 million receivable (before allowance for doubtful accounts) due from a customer that filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The Company has been classified as an unsecured creditor under such filing. However, the customer has reportedly assigned all its rights, claims, duties and defenses under our contract to the project’s owner. The Company has obtained outside counsel to help with the collection of this receivable and have filed a statutory lien on the refinery where our equipment was installed. In addition, the Company has filed a lawsuit to perfect our lien interest against the owner of the refinery, and also to pursue our contractual claims against the owner as assignee of the customer. The Company has also been informed that the owner/assignee intends to allege counterclaims in the lawsuit. While the Company believes its lien and its contractual claims will be found to be valid, no assurances can be given. The Company intends to continue to vigorously pursue the collection of this receivable and believes that it will be collected.

During the quarter, the Company has had negotiations with the owner to resolve this matter, and based on these negotiations, expects to have this matter resolved by the end of its third quarter of fiscal 2004. In addition, the Company does not expect to have to provide any additional reserve with respect to this receivable. However, as the matter has not been finalized, the disclosure of the following risks are still appropriate: In the event that our lien is held to be invalid, or if the receivable or a significant portion thereof is deemed to be not collectible; and/or if the owner/assignee is able to successfully assert counterclaims, we will be required to write down the receivable to its net realizable value. To the extent that our existing allowance for doubtful accounts is not adequate to cover this write down, the additional reserve required will be a charge against the Company’s results of discontinued operations.

6.	Comprehensive Income (Loss).

Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net earnings (loss) from continuing operations	$609	$468	$1,349	$(587)
Net loss from discontinued operations	(142)	(494)	(77)	(782)
Foreign currency translation adjustment	145	27	162	50

Comprehensive income (loss)	$612	$1	$1,434	$(1,319)

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

7.	Earning (Loss) Per Share

     Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated. Certain earnings per share amounts may not total due to rounding.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net earnings (loss) from continuing operations	$609	$468	$1,349	$(587)
Loss from discontinued operations	(142)	(494)	(77)	(782)

Net earnings (loss)	$467	$(26)	$1,272	$(1,369)

Basic weighted average common shares outstanding	3,002	2,994	3,000	2,993
Effect of dilutive options	45	34	42	—

Diluted weighted average common shares outstanding	3,047	3,028	3,042	2,993

Net earnings (loss) per share - basic:
Earnings (loss) from continuing operations	$0.20	$0.16	$0.45	$(0.20)
Loss from discontinued operations	(0.05)	(0.17)	(0.03)	(0.26)

Net earnings (loss) per share	$0.16	$(0.01)	$0.42	$(0.46)

Net earnings (loss) per share - diluted:
Earnings (loss) from continuing operations	$0.20	$0.15	$0.44	$(0.20)
Loss from discontinued operations	$(0.05)	(0.16)	(0.03)	(0.26)

Net earnings (loss) per share	$0.15	$(0.01)	$0.42	$(0.46)

     The weighted average common shares outstanding-diluted computation excluded 101 outstanding stock options for the three and six months ended December 31, 2003, because their impact would be anti-dilutive. Likewise, the weighted average common shares outstanding-diluted computation excluded 62 and 193 outstanding stock options for the three and six months ended December 31, 2002, respectively, because their impact would be anti-dilutive.

8.	Line of Credit

     On October 31, 2003, the Company entered into a $12.5 million revolving credit facility that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at December 31, 2003), and is secured by substantially all the Company’s domestic assets. At December 31, 2003, we had $4.1 million outstanding under letters of credit and no outstanding loans, leaving us $8.4 million of availability under our facility.

     The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of December 31, 2003, the Company was in compliance with all financial and other covenants under this credit facility.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

9.	Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

     The Company continues to account for its stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense related to the Company’s stock options is reflected in the net earnings (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net earnings (loss), as reported	$467	$(26)	$1,272	$(1,369)
Less total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(102)	(16)	(123)	(40)

Pro forma net earnings (loss)	$365	$(42)	$1,149	$(1,409)

Net earnings (loss) per share:
Basic - as reported	$0.16	$(0.01)	$0.42	$(0.46)

Basic - pro forma	$0.12	$(0.01)	$0.38	$(0.47)

Diluted - as reported	$0.15	$(0.01)	$0.42	$(0.46)

Diluted - pro forma	$0.12	$(0.01)	$0.38	$(0.47)

10.	Supplemental Cash Flow Information

     Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:

	Six Months Ended
	December 31,
	2003	2000

Interest paid	$—	$—
Income taxes paid	$—	$428

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

11.	Segment Information

     The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: Environmental Systems and Separation Filtration Systems. The main product of the Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping, to offer its customers a totally integrated system. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, Separators are also used in nuclear power plants to remove water from saturated steam. The Company previously had three-reportable segments, its third segment – Boilers was suspended during the first quarter of fiscal 2003 and discontinued during the first quarter of fiscal 2004. Please see Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment” and Note 4 – “Discontinued Operations” of this Report.

     Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit (loss) for the three and six months ended December 31, 2003 and 2002 are presented below. Note that the Company does not allocate general and administrative and restructuring expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented. Certain information for the first and second quarters of fiscal 2003 has been restated to be on a comparable basis with the first and second quarters of fiscal 2004 presentation.

		Separation
	Environmental	Filtration	Unallocated
	Systems	Systems	overhead	Consolidated

Three months ended December 31, 2003
Revenue from customers	$8,930	$7,499	$—	$16,429
Segment profit (loss)	$1,494	$605	$(1,278)	$821
Three months ended December 31, 2002
Revenue from customers	$12,506	$7,505	$—	$20,011
Segment profit (loss)	$802	$1,190	$(1,317)	$675
Six months ended December 31, 2003
Revenue from customers	$19,009	$14,227	$—	$33,236
Segment profit (loss)	$3,229	$979	$(2,236)	$1,972
Six months ended December 31, 2002
Revenue from customers	$19,449	$13,838	$—	$33,287
Segment profit (loss)	$376	$1,630	$(2,984)	$(978)

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 22 of this Report.

     All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

Overview

     We are a global company providing environmental, separation and filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two business segments – Environmental Systems and Separation Filtration Systems. During the first quarter of fiscal 2003, we suspended the operations of our Boiler business and in connection with its sale, we discontinued this business unit during the first quarter of fiscal 2004. See “Restructuring and Organizational Realignment” following for additional discussion on the suspension and discontinuance of this business unit.

     Environmental Systems. In this business segment, which represented 57.2% of our consolidated year-to-date revenues from continuing operations, we design, engineer, manufacture and sell highly specialized environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related values and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

     Separation Filtration Systems. In this business segment, which represented 42.8% of our consolidated year-to-date revenues from continuing operations, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.

Restructuring and Organizational Realignment

     During fiscal 2002, the construction of new merchant power plants in the United States slowed considerably, as doubts emerged regarding the actual demand for electricity began to surface, coupled with the continued weakness in the United States economy. In addition, regulatory uncertainties caused NOx reduction initiatives relating to retrofit projects to be delayed. As a response to the slowdown of new merchant power plants, continued weakness in the United States and global economies, and regulatory and political uncertainties, in July 2002 we initiated a “restructuring and organizational realignment initiative.” The goal of this initiative was to reduce costs, streamline operations, and identify and exit certain non-critical, marginally performing operating activities, thereby positioning us with a more competitive cost structure vital for our overall long-term success. In connection therewith, we identified our Boiler unit as a non-critical, marginally performing business segment and suspended new orders during fiscal 2003. This unit was sold during the first part of fiscal 2004, and in connection therewith the financial information has been restated to present this operation as a discontinued business unit.

     We believe that the result of these initiatives, including the redirection of our resources and focus on our two principal segments, has positioned us to maximize our current operational efficiencies and allow us the flexibility to meet our customers’ current and anticipated needs, without sacrificing our ability to expand our business to meet future demand. While the initial phase of our restructuring and organizational realignment initiatives have been completed, we continue to look for ways to improve our operational efficiencies and performance.

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

     Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, we follow the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

Construction-Type and Certain Production-Type Contracts.” SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”

     When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We continually update our estimates of costs and status of each project with our subcontractors and our manufacturing plants. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-price arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, customer change specifications and other factors can affect our cost estimates. While we attempt to reduce the risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.

     Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement, typically for a period of 12 months from installation or 18 months after shipment, whichever occurs first. We negotiate varying terms regarding warranty coverage and length of warranty dependent upon the product involved and customary practices. In general, our warranties require us to repair or replace defective products during the warranty period at no cost to the customer. We attempt to obtain back-up concurrent warranties for major component parts from our suppliers. As of each balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability for product warranties could differ from future actual warranty costs incurred.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collection trends, current economic factors and the assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment and discussions with our project managers and with the customers directly.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

Results of Operations

     The following table displays our statements of operations as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.3	77.6	71.9	76.7

Gross margin	27.7	22.4	28.1	23.3
Operating expenses	22.7	19.0	22.2	24.7
Restructuring expenses	—	—	—	1.5

	22.7	19.0	22.2	26.2

Operating income (loss)	5.0	3.4	5.9	(2.9)
Other income	0.7	0.3	0.2	0.1

Net earnings (loss) from continuing operations before income taxes	5.7	3.7	6.1	(2.8)
Income tax expense (benefit)	2.0	1.3	2.1	(1.0)

Earnings (loss) from continuing operations, net of tax	3.7	2.4	4.0	(1.8)
Loss from discontinued operations, net of tax	(0.9)	(2.5)	(0.2)	(2.3)

Net earnings (loss)	2.8%	(0.1)%	3.8%	(4.1)%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

     Revenues. Net revenues from continuing operations decreased by approximately $3.6 million, or 18.0%, from $20.0 million for the three months ended December 31, 2002 to $16.4 million for the three months ended December 31, 2003. The decrease in revenues during the period related primarily to a decrease in our Environmental Systems revenues, which decreased from $12.5 million to $8.9 million, or 28.8%.

     Gross Profit. Our gross profit increased approximately $70,000, or 1.6%, from $4.48 million for the three months ended December 31, 2002 to $4.55 million for the three months ended December 31, 2003. Our gross profit, as a percentage of sales, increased from 22.4% for the three months ended December 31, 2002 to 27.7% for the three months ended December 31, 2003. Our reported margins, during a particular period, may be impacted by three primary factors: (i) sales volume, (ii) lower start-up and warranty costs and (iii) shifts in our product mix. As we manufacture a significant portion of our products, fluctuations in revenues, from quarter to quarter or year to year, may impact our manufacturing absorption factors, which will directly impact our reported margins. During the quarter, in comparison to the same quarter last year and as a percentage of revenue, we experienced an unfavorable variance in our manufacturing absorption of approximately 3%, and a favorable variance in our start-up and warranty costs of approximately 5%. In addition to the foregoing, as noted earlier, our reported margins in any given quarter can be impacted by shifts in our product mix. Certain of our products historically have higher margins than others, and certain of our products historically have a much higher internally manufactured cost component; as a result, shifts in the composition of our sales can have a significant impact on our reported margins either at the selling margin level or through a negative or positive impact on our manufacturing absorption. All of these factors, to some degree, impacted our margins in the current quarter.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

     Operating Expenses. For the second quarter of fiscal 2004, operating expenses from continuing operations decreased by approximately $100,000, or 2.6%, to approximately $3.7 million, compared to $3.8 million for the second quarter of fiscal 2003. Operating expenses, as a percentage of sales, were 22.7% for the second quarter of fiscal 2004, compared to 19.0% for the second quarter of fiscal 2003. The decrease in the amount of operating expenses during the quarter was due to our continued initiative to look for ways to improve our operational efficiencies and performance during these challenging times. The increase as a percentage of sales is due to the decrease in revenues in the current quarter compared to the same quarter last year. See also Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Restructuring and Organizational Realignment” of this Report.

     Other Income and Expense. Other income and expense items increased by approximately $46,000, from income of approximately $63,000 for the second quarter of fiscal 2003, to income of $109,000 for the second quarter of fiscal 2004. We realized foreign currency exchange gains of approximately $94,000 during the current quarter, compared to exchange losses of $28,000 for the same quarter last year, or a positive impact on our operation of approximately $122,000. This was offset by a decrease in rental, interest and other miscellaneous income of approximately $76,000.

     Income Taxes. The Company’s effective income tax rate was approximately 34% and 37% for the three months ended December 31, 2003 and 2002, respectively. The decrease in our effective tax rate for the current quarter, compared to the same quarter last year, resulted from an increased portion of our income subject to either a lower foreign tax rate or foreign sales income exclusions.

     Net Earnings (Loss) from Continuing Operations. Net earnings from continuing operations were approximately $609,000, or 3.7% of sales for the three months ended December 31, 2003, compared to approximately $468,000, or 2.4% sales for the same period last year. Basic earnings per share from continuing operations increased from earnings of $0.16 per share for the three months ended December 31, 2002, to earnings of $0.20 per share for three months ended December 31, 2003. Diluted earnings per share from continuing operations increased from earnings of $0.15 per share for the three months ended December 31, 2002, to earnings of $0.20 per share for the three months ended December 31, 2003.

     Discontinued Operations. Net loss from discontinued operations for the three months ended December 31, 2003 was $142,000, compared to a net loss of $494,000 for the same period last year. Loss per basic share from discontinued operations was ($0.05) per share for the three months ended December 31, 2003, compared to a loss of ($0.17) per share for the same period last year. Diluted loss per share from discontinued operations was ($.05) per share for the three months ended December 31, 2003, compared to a loss of ($0.16) per share for the same period last year.

     Net Earnings (Loss). As a result of the above factors, net earnings were approximately $467,000, or 2.8% of sales, for the three months ended December 31, 2003, compared to a net loss of approximately $26,000, or (0.1%) sales for the same period last year. Basic earnings per share increased from a loss of ($0.01) per share for the three months ended December 31, 2002, to earnings of $0.16 per share for the same quarter this fiscal year. Diluted earnings per share increased from a loss of ($0.01) per share, for the three months ended December 31, 2002, to earnings of $0.15 per share for the same quarter this fiscal year.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

     Revenues. Net revenues from continuing operations decreased by approximately $100,000, or 0.3%, from $33.3 million for the six months ended December 31, 2002, to $33.2 million for the six months ended December 31, 2003. The decrease in revenues during the period related primarily to a decrease in our Environmental Systems revenues, which decreased from $19.4 million to $19.0 million, or 2.1%. This was offset by an increase in our Separation Filtration Systems revenue, which increased from $13.8 million to $14.2 million, or 2.9%.

     Gross Profit. Our gross profit increased $1.7 million, or 22.1%, from $7.7 million for the six months ended December 31, 2002, to $9.4 million for the six months ended December 31, 2003. Our gross profit, as a percentage of sales, increased from 23.3% for the six months ended December 31, 2002 to 28.1% for the six months ended December 31, 2003. Our reported margins during the current period were impacted by three primary factors: (i) sales volume, (ii) lower start-up and warranty costs and (iii) shifts in our product mix. As we manufacture a significant portion of our products, fluctuations in revenues, from quarter to quarter or year to year, may impact our manufacturing absorption factors, which will directly impact our reported margins. During the period, in comparison to the same quarter last year and as a percentage of sales, we experienced an unfavorable variance in our manufacturing absorption of approximately 2%, and a favorable variance in our start-up and warranty costs of 4%. In addition to the foregoing, as noted earlier, our reported margins in any given period can be impacted by shifts in our product mix. Certain of our products historically have higher margins than others, and certain of our products historically have a much higher internally manufactured cost component; as a result, shifts in the composition of our sales can have a significant impact on our reported margins either at the selling margin level or through a negative or positive impact on our manufacturing absorption. All of these factors, to some degree, impacted our margins in the current quarter.

     Operating Expenses. For the six months ended December 31, 2003, operating expenses from continuing operations decreased by $1.3 million, or 14.9%, to $7.4 million, compared to $8.7 million for the same period last year. Operating expenses, as a percentage of sales, were 22.2% for the six months ended December 31, 2003, compared to 26.2% for the same period last year. The decrease in the amount of operating expenses during the current fiscal year was due to the implementation of our restructuring and organization realignment initiative, which began during fiscal 2003. As a result of this initiative, our sales and marketing expenses remained constant at 9%, our engineering and project management expenses decreased from 8.2% to 6.4%, and our general, administrative and restructuring expenses decreased from 9.0% to 6.7% for the six months ended December 31, 2002 and 2003, respectively. See also Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Restructuring and Organizational Realignment” of this Report.

     Other Income and Expense. Other income and expense items increased by approximately $38,000, from income of approximately $41,000 for the six months ended December 31, 2002, to income of $79,000 for the six months ended December 31, 2003. We realized foreign currency exchange gains of approximately $47,000 during the current fiscal year, compared to exchange losses of $91,000 for the same period last year, or a positive impact on our operations of $138,000. This was offset by a decrease in rental, interest and miscellaneous income of approximately $100,000.

     Income Taxes. The Company’s effective income tax rate was approximately 34% and 37% for the six months ended December 31, 2003 and 2002, respectively. The decrease in our effective tax rate for the current period, compared to the same period last year, resulted from an increased portion of our income subject to either a lower foreign tax rate or foreign sales income exclusions.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

     Net Earnings (Loss) from Continuing Operations. Net income from continuing operations was approximately $1.3 million, or 4.0% of sales, for the six months ended December 31, 2003, compared to a net loss of approximately $587,000, or (1.8%) sales, for the same period last year. Basic earnings per share from continuing operations increased from a loss of ($0.20) per share for the six months ended December 31, 2002, to earnings of $0.45 per share for six months ended December 31, 2003. Diluted earnings per share from continuing operations increased from a loss of ($0.20) per share for the six months ended December 31, 2002, to earnings of $0.44 per share for the six months ended December 31, 2003.

     Discontinued Operations. Net loss from discontinued operations for the six months ended December 31, 2003 was $77,000, compared to a net loss of $782,000 for the same period last year. Included in our net loss for the six months ended December 31, 2003 was a net gain related to the disposal of our boiler operations of approximately $92,000 ($140,000 gain less taxes of $48,000). Basic and diluted loss per share from discontinued operations was ($0.03) per share for the period ended December 31, 2003, compared to a loss of ($0.26) per share for the same period last year.

     Net Earnings (Loss). As a result of the above factors, net earnings were approximately $1.3 million, or 3.8% of sales, for the six months ended December 31, 2003, compared to a net loss of approximately $1.4 million, or (4.1%) sales, for the same period last year. Basic earnings per share increased from a loss of ($0.46) per share for the six months ended December 31, 2002, to earnings of $0.42 per share for the same period this fiscal year. Diluted earnings per share increased from a loss of ($0.46) per share for the six months ended December 31, 2002, to earnings of $0.42 per share for the same period this fiscal year.

Results of Operations – Segments

     Currently we are organized on a global basis along two lines of business: Environmental Systems, and Separation Filtration Systems. The Company had three reportable segments for fiscal 2003: Environmental Systems, Separation Filtration Systems and Boilers for fiscal 2003. The Boiler operation was sold during the first quarter of fiscal 2004 and has therefore been classified as a discontinued operation in the Company’s financial statements.

     Revenues. The following table displays revenues by reportable segment (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2003	%	2002	%	2003	%	2002	%

Revenues
Environmental Systems	$8,930	54.4	$12,506	62.5	$19,009	57.2	$19,449	58.4
Separation Filtration Systems	7,499	45.6	7,505	37.5	14,227	42.8	13,838	41.6

Total	$16,429	100.0%	$20,011	100.0%	$33,236	100.0%	$33,287	100.0%

     Revenues from our Environmental Systems decreased by approximately $3.6 million, or 28.8%, from $12.5 million for the three months ended December 31, 2002, to $8.9 million for the three months ended December 31, 2003. Revenues from our Environmental Systems decreased by approximately $400,000, or 2.1%, from $19.4 million for the six months ended December 31, 2002, to $19.0 million for the six months ended December 31, 2003.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

     Revenues from our Separation Filtration Systems for the three months ended December 31, 2003 were in line with our revenues for the same period last year, both at approximately $7.5 million. Revenues from our Separation Filtration Systems for the six months increased by approximately $389,000 million, or 2.8%, from $13.8 million for the six months ended December 31, 2002 to $14.2 million for the six months ended December 31, 2003. On a comparative basis, we saw our international sales increase by approximately 19.5% and our domestic sales decrease by approximately 6.4% for the six months ended December 31, 2003, respectively. A lack of new or refurbishments to existing natural gas pipelines in North America continues to have a major impact on our domestic sales.

     Segment Profit (Loss). Management uses segment profits (loss), which consists of segment revenues less segment costs and expenses before allocation of general and administrative costs to measure segment profits or loss. The Company does not allocate its general and administrative expenses to its individual segments. The following table displays segment profits (loss) by reportable segment (dollars in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Segment profit (loss)
Environmental Systems	$1,494	$802	$3,229	$376
Separation Filtration Systems	605	1,190	979	1,630

Total	$2,099	$1,992	4,208	2,006
Unallocated general and administrative expenses	(1,278)	(1,317)	(2,236)	(2,984)

Operating income (loss)	$821	$675	$1,972	$(978)

     Environmental Systems profits in the second quarter of fiscal 2004 increased by $692,000, from a profit of $802,000 for the three months ended December 31, 2002, to a profit of approximately $1.5 million for the same quarter this fiscal year. As a percentage of Environmental Systems revenue, our operational performance increased from a segment profit of 6.4%, to a segment profit of 16.7%, for the three months ended December 31, 2002 and 2003, respectively. Environmental Systems profits for the six months ended December 31, 2003 increased by approximately $2.9 million, from a profit of approximately $376,000 for the six months ended December 31, 2002, to a profit of approximately $3.2 million for the same period this fiscal year. As a percentage of Environmental Systems revenue, our operational performance increased from a segment profit of 1.9% for the six months ended December 31, 2002, to a segment profit of 17.0% for the same period in fiscal 2004. The increase in our Environmental Systems operational performance during the current fiscal year related primarily to the decrease in start-up and commissioning costs of SCR projects, and a reduction in this segment’s operational expenses in connection with our restructuring and organizational realignment initiative.

     Separation Filtration Systems profits decreased in the second quarter of fiscal year 2004 by approximately $585,000, or 49.2%, from a profit of approximately $1.2 million for the second quarter of fiscal 2003, to a profit of $605,000 for the same quarter this fiscal year. As a percentage of Separation Filtration Systems revenue, our operational performance decreased from a segment profit of 15.9%, to a segment profit of 8.1%, for the three months ended December 31, 2002 and 2003, respectively. Separation Filtration Systems profits decreased in the six months ended December 31, 2003 by

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

approximately $651,000, or 39.9%, from a profit of approximately $1.6 million for six months ended December 31, 2003, to a profit of $979,000 for the same period this fiscal year. As a percentage of Separation Filtration Systems revenue, our operational performance decreased from a segment profit of 11.8%, to a segment profit of 6.9%, for the six months ended December 31, 2002 and 2003, respectively. The decrease in our Separation Filtration Systems operational performance during this period relates to the increased component of international sales, where we tend to realize a lower profit margin than domestically, and the general softness in the North American market.

Backlog

     The Company’s backlog of unfilled orders was approximately $40 million at December 31, 2003, compared to $45 million at December 31, 2002, and $38 million at September 30, 2003. Our backlog at December 31, 2003 when compared to our backlog at December 31, 2002 has been impacted by two main factors: (i) the suspension of our boiler business, which impacted our backlog by approximately $1.5 million, and (ii) the completion of a substantial contract, approximately $14 million, during the later part of fiscal 2003 and the first part of fiscal 2004. While we are beginning to see some stability in our backlog, we feel that the reduction in the construction of new power plants, environmental regulatory uncertainties, the lack of new natural gas pipeline construction in North America, and the on-going economic climate all continue to have an impact on our sales and backlog. The adoption of regulations related to NOx emissions have in the past resulted in increased sales of our Environmental Systems, either through new-source or retrofit applications, and we would anticipate that this trend will continue in the future as compliance dates approach and regulatory uncertainties are resolved. In addition, while the construction of new power plants has seen a significant decline from the levels 24 months ago, there is expected to be a continued demand for our Environmental Systems as new power plants are built to replace older, less efficient plants, and as regulatory compliance projects are commenced.

Financial Position

     Assets. Total assets decreased by approximately $1.5 million, or 3.5%, from $42.6 million at June 30, 2003 to $41.1 million at December 31, 2003. The decrease in our assets during this period resulted primarily from a decrease in our receivables, which can be attributed to improved collections (approximate turnover in days has decreased from 80 days to 60 days). At December 31, 2003, we held cash and short-term investments of $8.3 million, had working capital of $19.5 million, and had current ratio of 2.12-to-1.0. This compares with cash and short-term investments of $7.0 million, $17.8 million in working capital, and a current ratio of 1.88-to-1.0 at June 30, 2003. The increase in our current ratio was a result of a 3.0% decrease in our current assets, compared to a 14.2% decrease in our current liabilities.

     Liabilities and Shareholders’ Equity. Total liabilities decreased by approximately $2.8 million, or 13.9%, from $20.2 million at June 30, 2003 to $17.4 million at December 31, 2003. This related primarily to a decrease in our accounts payable of approximately $1.6 million, and a decrease in our accrued liabilities of approximately $600,000, which related to the reduction in our operational expenses. The increase in our equity of approximately $1.5 million, or 6.7%, from $22.3 million at June 30, 2002, to $23.8 million at December 31, 2003, resulted primarily from our earnings for the period. As a result, our debt-to-equity ratio decreased from .91-to-1.0 at June 30, 2003, to ..73-to-1.0 at December 31, 2003.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

Liquidity and Capital Resources

     Our cash and cash equivalents were $8.0 million as of December 31, 2003, compared to $6.7 million at June 30, 2003. Cash provided by continuing operating activities for the period ended December 31, 2003 was approximately $1.2 million, compared to $4.2 million for the same period last year.

     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. The balance of these working capital accounts was approximately $9.4 million at December 31, 2003 and $7.8 million at June 30, 2003, representing an increase in our investment in these working capital items of approximately $1.6 million. In addition, operational cash was provided from our earnings from continuing operations and reductions in our receivables and inventories. We used cash for operational purposes during the period to decrease our payables and accrued expenses.

     Cash used in investing activities was approximately $222,000 for the period ended December 31, 2003, compared to approximately $96,000 for the same period last year. The increase in cash used during the current fiscal year related to an increase in capital expenditures, which related principally to the purchase of a new trade booth and plant refurbishments.

     We had approximately $35,000 of cash provided by financing activities during the current period, and $50,000 during the same period last year. The cash provided by financing activities, during both these periods, related to the cash received from the issuance of common stock pursuant to our employee stock options.

     On October 31, 2003, we entered into a $12.5 million revolving credit facility that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at December 31, 2003), and is secured by substantially all our domestic assets. At December 31, 2003, we had $4.1 million outstanding under letters of credit and no loans outstanding, leaving us $8.4 million of availability under our facility. The facility contained financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of December 31, 2003, the Company was in compliance with all financial and other covenants under the credit facility.

     We believe that we maintain adequate liquidity to support our existing operations and our planned growth, as well as to continue operations during reasonable periods of adversity.

Factors That May Affect Our Operating Results and Other Risk Factors

     Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity and results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. See Item 2

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Report.

     Changes in the power generation industry and/or the economy could have an adverse impact on our sales of Environmental Systems and our operating results.

     The demand for our Environmental Systems depends to an extent on the continued construction of power generation plants and the upgrade of existing power plants. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations. See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Changes in current environmental legislation could have an adverse impact on the sale of our Environmental Systems and on our operating results.

     Our Environmental Systems business is primarily regulatory driven. Laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health have played a significant part in the increased use of Environmental Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. This business will be adversely impacted to the extent that current regulations requiring the reduction of NOx and Ozone emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities minimize enforcement. See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Competition could result in lower sales and decreased margins.

     We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales, but also a reduction in the prices we charge for our products. To remain competitive we must be able to not only anticipate or respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs, but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

     We enter into fixed-priced contracts. If our actual costs exceed our original estimates, our profits will be reduced.

     The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, increases in the cost, or shortages of components, materials or labor; unanticipated technical problems,

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

required project modifications not initiated by the customer, and suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

     Our backlog may not be indicative of our future revenue.

     Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog may not be indicative of our future revenues. See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

     Certain of our products have higher margins than others. Consequently, changes in the composition of our sales between products from quarter-to-quarter or from period-to-period can have a significant impact on our reported margins. Certain of our products also have a higher internally manufactured cost component, and therefore changes from quarter-to-quarter or from period-to-period can com

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

     Our products are covered by warranties. Unanticipated warranty costs for defective products could adversely affect our financial condition and results of operations and reputation.

     We provide warranties on our products generally for a period of 12 months from installation or 18 months from shipment, whichever occurs first. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits and could adversely affect our reputation. See Note 3 – “Product Warranties” of this Report for further discussion and analysis of our product warranties.

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

     We continue to closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power industry. As such, our exposure to credit risk is affected to some degree by conditions within the power industry and governmental and/or political conditions. We try to mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results.

     The terms and conditions of our credit facility impose restrictions on our operations. We may not be able to raise additional capital, if needed.

     The terms and conditions of our $12.5 million revolving credit facility impose certain restrictions on our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens, among other things. Availability of our credit facility is also subject to certain financial covenants, including a minimum level of shareholders’ equity. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

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
FOR THE PERIOD ENDED DECEMBER 31, 2003

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

     The daily trading volume of our common stock is relatively low and therefore the liquidity and appreciation in our stock may not meet our shareholders’ expectations. The market price of our common stock could be adversely impacted as a result of sales by our existing shareholders of a large number of shares of our common stock in the market, or the perception that such sales could occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not in a borrowing position. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than US dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any material derivative transactions outstanding as of December 31, 2003.

Item 4. Controls and Procedures

     The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “1934 Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Items 2, 3, and 5 are not applicable and have been omitted

Item 4. Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of securities holders at the Annual Meeting of Shareholders held on November 20, 2003. A total of 2,884,851 shares (approximately 96% of all shares entitled to vote) were represented by proxy or ballot at the meeting.

1.	The shareholders’ elected the following Class III Directors to serve for a three-year term expiring at the annual meeting of shareholders in 2006, or until their successors are elected and qualified.

	FOR	AGAINST	WITHHELD

Mr. Donald A. Sillers, Jr.	2,858,360	—	26,491
Mr. Sherrill Stone	2,868,460	—	16,391

2.	The shareholders’ ratified the selection of Grant Thornton LLP to serve as the Company’s independent accountants for the fiscal year ending June 30, 2004. A vote of 2,872,814 FOR, 8,937 AGAINST, and 3,100 ABSTAINING approved the matter.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3 (a) to our report on Form 10-Q for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date.*

4(a)	Rights Agreement dated May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, LLC), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A dated May 22, 1997, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement dated August 23, 2001, between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A/A dated August 30, 2001, and incorporated herein by reference).

10(a)	Credit Agreement by and between Comerica Bank and Peerless Mfg. Co., dated October 30, 2003 (including all exhibits but excluding all schedules). ***

10(b)	Guaranty Agreement by and between Comerica Bank and PMC Acquisition, Inc., dated October 30, 2003. *

10(c)	Master Revolving Note by and between Comerica Bank and Peerless Mfg. Co., dated October 30, 2003. *

10(d)	Security Agreement by and between Comerica Bank and Peerless Mfg. Co., dated October 30, 2003. *

10(e)	Employment Agreement, dated October 10, 2003, by and between Peerless Mfg. Co. and Peter J. Burlage. *

10(f)	Employment Agreement, dated October 10, 2003, by and between Peerless Mfg. Co. and David Taylor. *

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002). *

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002). *

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). **

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). **

*	Filed herewith

* *	Furnished herewith

* * *	Filed herewith. The schedules to this Credit Agreement were omitted. A description of each omitted schedule is included with the Credit Agreement. The Company agrees to furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K.

On November 10, 2003, the Registrant filed a Report on Form 8-K to file a press release announcing its financial results for the first quarter of fiscal year ending June 30, 2004, which information was “furnished” and not “filed” with the Commission.

On February 11, 2004, the Registrant filed a Report on Form 8-K to file a press release announcing its financial results for the second quarter of fiscal year ending June 30, 2004, which information was “furnished” and not “filed” with the Commission.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.

Date: February 13, 2004	/s/ Sherrill Stone

Sherrill Stone
Chairman and Chief Executive Officer

Date: February 13, 2004	/s/ Richard L. Travis

Richard L. Travis, Chief Financial Officer
(Principal Financial and Accounting Officer)