Form 10-Q
period 2004-03-31
PEERLESS MANUFACTURING CO
filed 2004-05-14
CIK 76954

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ____________

Commission File Number 0-5214

PEERLESS MFG. CO.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0724417

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2819 Walnut Hill Lane, Dallas, Texas	75229

(Address of Principal Executive Offices)	(Zip code)

(214) 357-6181

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 13, 2004, there were 3,005,284 shares of the registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2004 (unaudited) and June 30, 2003	3
	Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2004 and 2003	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		29
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEERLESS MFG. CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	March 31,	June 30,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,960	$6,680
Short term investments	61	309
Accounts receivable - principally trade - net of allowance for doubtful accounts of $383 at March 31, 2004 and $402 at June 30, 2003	13,374	14,916
Inventories	3,605	3,215
Costs and earnings in excess of billings on uncompleted contracts	9,714	7,589
Deferred income taxes	1,445	1,445
Other	733	1,098
Current assets of discontinued operations	610	2,760

Total current assets	36,502	38,012
Property, plant and equipment – net	3,118	3,400
Other assets	1,061	989
Other assets of discontinued operations	9	151

	$40,690	$42,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable – trade	$10,950	$12,661
Billings in excess of costs and earnings on uncompleted contracts	655	2,027
Commissions payable	887	1,041
Income taxes payable	727	53
Product warranties	820	846
Accrued liabilities and other	1,927	2,749
Current liabilities of discontinued operations	430	864

Total current liabilities	16,396	20,241
Shareholders’ equity
Common stock	3,005	2,999
Additional paid-in capital	1,814	1,771
Other	242	18
Retained earnings	19,233	17,523

Total shareholders’ equity	24,294	22,311

Total liabilities and shareholders’ equity	$40,690	$42,552

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$13,491	$12,822	$46,727	$46,109
Cost of goods sold	8,679	9,185	32,564	34,723

Gross profit	4,812	3,637	14,163	11,386
Operating expenses
Sales and marketing	1,648	1,424	4,660	4,423
Engineering and project management	1,041	1,229	3,172	3,973
General and administrative	1,227	1,135	3,463	3,636
Restructuring expense	—	—	—	483

	3,916	3,788	11,295	12,515

Operating income (loss)	896	(151)	2,868	(1,129)
Other expense (income)
Foreign exchange loss (gain)	68	(11)	20	81
Other (income), net	(14)	(52)	(45)	(185)

	54	(63)	(25)	(104)

Earnings (loss) from continuing operations before income taxes	842	(88)	2,893	(1,025)
Income tax expense (benefit)	287	(32)	989	(382)

Net earnings (loss) from continuing operations	555	(56)	1,904	(643)
Discontinued operations (Note 4 - “Discontinued Operations”)
Loss from discontinued operations, (including gain on disposal of $140 for the nine months ended March 31, 2004)	(179)	(498)	(297)	(1,744)
Income tax benefit	(62)	(179)	(103)	(643)

Net loss from discontinued operations	(117)	(319)	(194)	(1,101)
Net earnings (loss)	$438	$(375)	$1,710	$(1,744)

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.18	$(0.02)	$0.63	$(0.21)
Loss from discontinued operations	(0.04)	(0.11)	(0.06)	(0.37)

Basic earnings (loss) per share	$0.15	$(0.13)	$0.57	$(0.58)

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.18	$(0.02)	$0.63	$(0.21)
Loss from discontinued operations	(0.04)	(0.11)	(0.06)	(0.37)

Diluted earnings (loss) per share	$0.14	$(0.13)	$0.56	$(0.58)

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$1,710	$(1,744)
Net loss from discontinued operations	(194)	(1,101)

Net earnings (loss) from continuing operations	1,904	(643)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	583	559
Bad debt expense	(11)	90
Foreign exchange loss	20	81
Other	—	(6)
Changes in operating assets and liabilities
Accounts receivable	1,595	9,670
Inventories	(383)	84
Costs and earnings in excess of billings on uncompleted contracts	(2,125)	3,517
Other current assets	450	(893)
Other assets	(72)	(347)
Accounts payable	(1,646)	(1,774)
Billings in excess of costs and earnings uncompleted contracts	(1,372)	(1,856)
Commissions payable	(154)	(637)
Product warranties	(26)	(14)
Income taxes payable	674	(766)
Accrued liabilities and other	(810)	(1,660)

	(3,277)	6,048

Net cash provided by (used in) operating activities of continuing operations	(1,373)	5,405
Cash flow from investing activities:
Net proceeds from short-term investments	248	—
Net purchases of property and equipment	(301)	(72)

Net cash used in investing activities of continuing operations	(53)	(72)
Cash flows from financing activities:
Proceeds from sale of common stock	51	57

Net cash provided by financing activities of continuing operations	51	57
Net cash provided by (used in) discontinued operations	1,664	(309)
Effect of exchange rate changes on cash and cash equivalents	(9)	(16)

Net increase in cash and cash equivalents	280	5,065
Cash and cash equivalents at beginning of period	6,680	1,386

Cash and cash equivalents at end of period	$6,960	$6,451

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

1.	Basis of Presentation

     The accompanying consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of March 31, 2004, and for the three and nine months ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Operating Results and Other Risk Factors”). The Company’s fiscal year ends on June 30th. References herein to fiscal 2002, fiscal 2003 and fiscal 2004 refer to our fiscal years ended June 30, 2002, 2003 and 2004, respectively.

     In connection with the sale of our boiler operations (see Note 4 – “Discontinued Operations”), the current year financial information has been presented, and the prior year financial information has been restated, to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     Certain fiscal 2003 items have been reclassified to conform to the fiscal 2004 presentation. All dollar and share amounts are in thousands, except per share amounts.

2.	Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Principal components of inventories are as follows:

	March 31,	June 30,
	2004	2003
Raw materials	$2,817	$2,322
Work in process	515	581
Finished goods	273	312

Total inventories	$3,605	$3,215

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

3.	Product Warranties

     The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed upon specifications, typically for a period of 12 months from installation or 18 months after shipment, whichever occurs first. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from its suppliers. The Company provides for the estimated cost of product warranties, based upon historical experience by product type, expectation of future conditions, and the extent of back-up concurrent supplier warranties in place, at the time the product revenue is recognized. If these factors, or other factors affecting warranty costs, differ from its estimates, revisions to the estimated product warranty liability are made accordingly.

     Product warranty activity for the three and nine months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Balance at the beginning of the period	$771	$668	$846	$627
Provision for warranty expense	144	261	499	1,129
Warranty charges	(95)	(316)	(525)	(1,143)

Balance at the end of the period	$820	$613	$820	$613

4.	Discontinued Operations

     During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture and the Company sold some of the assets of its boiler business segment. The Company sold boiler business assets with a net book value of approximately $110, for $250, resulting in a gain on disposal of $140. Please see Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Organizational Realignment” of this Report.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

4.	Discontinued Operations – continued

     The following represents a summary of operating results and the gain on disposition of the boiler segment presented as discontinued operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$—	$742	$360	$2,651
Cost of goods sold	136	1,000	514	3,046

Gross margin loss	(136)	(258)	(154)	(395)
Operating expenses	43	244	283	1,337

Operating loss	(179)	(502)	(437)	(1,732)
Other (income) expense	—	(4)	—	12
Income tax benefit	(62)	(179)	(151)	(643)

Net loss from operations	(117)	(319)	(286)	(1,101)
Gain on disposal, net of taxes	—	—	92	—

Net loss	$(117)	$(319)	$(194)	$(1,101)

Diluted loss per share
Net loss from operations	$(0.04)	$(0.11)	$(0.09)	$(0.37)

Net gain on disposal	$—	$—	$0.03	$—

Net loss	$(0.04)	$(0.11)	$(0.06)	$(0.37)

     The current and non-current assets and liabilities of the discontinued boiler segment as of March 31, 2004 and June 30, 2003 are as follows:

	March 31,	June 30,
	2004	2003
Accounts receivable, principally trade - net of allowance for uncollectible accounts of $11 at March 31, 2004 and $650 at June 30, 2003	$547	$2,631
Costs and earnings in excess of billings on uncompleted contracts	63	129

Current assets of discontinued operations	610	2,760
Equipment, net	9	30
Other	—	121

Total assets of discontinued operations	$619	$2,911

Accounts payable	$—	$336
Commissions payable	15	78
Product warranties	148	148
Accrued liabilities and other	267	302

Total current liabilities of discontinued operations	$430	$864

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

5.	Contingencies

     The Company previously disclosed that a $2.2 million receivable (before allowance for doubtful accounts) due from a customer that had filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code was included in its discontinued operations. The Company obtained outside counsel to assist with the collection of this receivable and filed a statutory lien on the refinery where its equipment had been installed. Subsequent thereto, the project owner and the Company’s customer reached a settlement agreement with respect to outstanding issues, and in connection therewith, the Company’s customer assigned all its rights, claims, duties and defenses under the contract to the project owner. During the quarter, the Company and the project owner reached a settlement agreement whereby the parties agreed to release each other from any outstanding claims, the Company agreed to release its lien, and the project owner paid the outstanding unreserved balance due on the contract.

     On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation (“Plaintiffs”) in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated the discontinued boiler business of the Company under the name ABCO Industries (the “Subsidiary”). The Plaintiffs allege that certain accounts receivable payments paid to the Subsidiary were avoidable transfers under the Bankruptcy Code (the “Code”). The Plaintiffs are seeking to recover approximately $1 million from the Subsidiary. The Company believes that all or a majority of the payments fail to meet the applicable standards for avoidance under the Code and otherwise applicable law, and that a number of defenses can be asserted that will negate any recovery by the Plaintiffs. The Company intends to vigorously defend against the lawsuit.

     From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.

6. Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings (loss) from continuing operations	$555	$(56)	$1,904	$(643)
Net loss from discontinued operations	(117)	(319)	(194)	(1,101)
Foreign currency translation adjustment	60	(21)	222	28

Comprehensive income (loss)	$498	$(396)	$1,932	$(1,716)

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

7.	Earnings (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings (loss) from continuing operations	$555	$(56)	$1,904	$(643)
Loss from discontinued operations	(117)	(319)	(194)	(1,101)

Net earnings (loss)	$438	$(375)	$1,710	$(1,744)

Basic weighted average common shares outstanding	3,004	2,999	3,001	2,995
Effect of dilutive options	44	—	43	—

Diluted weighted average common shares outstanding	3,048	2,999	3,044	2,995

Net earnings (loss) per share - basic:
Earnings (loss) from continuing operations	$0.18	$(0.02)	$0.63	$(0.21)
Loss from discontinued operations	(0.04)	(0.11)	(0.06)	(0.37)

Net earnings (loss) per share	$0.15	$(0.13)	$0.57	$(0.58)

Net earnings (loss) per share - diluted:
Earnings (loss) from continuing operations	$0.18	$(0.02)	$0.63	$(0.21)
Loss from discontinued operations	$(0.04)	(0.11)	(0.06)	(0.37)

Net earnings (loss) per share	$0.14	$(0.13)	$0.56	$(0.58)

     Diluted weighted average common shares outstanding excluded 97 and 87 outstanding stock options for the three and nine months ended March 31, 2004, because their impact would be anti-dilutive. Likewise, diluted weighted average common shares outstanding excluded 191 and 199 outstanding stock options for the three and nine months ended March 31, 2003, respectively, because their impact would be anti-dilutive.

8.	Line of Credit

     On October 31, 2003, the Company entered into a $12.5 million revolving credit facility that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at March 31, 2004), and is secured by substantially all the Company’s domestic assets. At March 31, 2004, the Company had $3.9 million outstanding under letters of credit and no outstanding loans, leaving a maximum availability under the credit facility of $8.6 million.

     The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends, share repurchases and additional debt, as well as other customary covenants. As of March 31, 2004, the Company was in compliance with all financial and other covenants under this credit facility.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$438	$(375)	$1,710	$(1,744)
Less total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(23)	(31)	(146)	(104)

Pro forma net earnings (loss)	$415	$(406)	$1,564	$(1,848)

Net earnings (loss) per share:
Basic — as reported	$0.15	$(0.13)	$0.57	$(0.58)

Basic — pro forma	$0.14	$(0.14)	$0.52	$(0.62)

Diluted — as reported	$0.14	$(0.13)	$0.56	$(0.58)

Diluted — pro forma	$0.14	$(0.14)	$0.51	$(0.62)

10.	Supplemental Cash Flow Information

     Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:

	Nine Months Ended
	March 31,
	2004	2003
Interest paid	$—	$—
Income taxes paid	$251	$421

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

11.	Segment Information

     The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: Environmental Systems and Separation Filtration Systems. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. These systems are totally integrated, complete with instruments, controls and related valves and piping. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam. The Company previously had three reportable segments; its third segment – Boilers — was discontinued during the first quarter of fiscal 2004. Please see Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring and Organizational Realignment” and Note 4 – “Discontinued Operations” of this Report.

     Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit (loss) for the three and nine months ended March 31, 2004 and 2003 are presented below. The Company does not allocate general and administrative and restructuring expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented. Certain information for the three and nine months ended March 31, 2003 has been restated to be on a comparable basis with the three and nine months ended March 31, 2004.

		Separation
	Environmental	Filtration	Unallocated
	Systems	Systems	overhead	Consolidated
Three months ended March 31, 2004
Revenue from customers	$4,937	$8,554	$—	$13,491
Segment profit (loss)	$694	$1,429	$(1,227)	$896
Three months ended March 31, 2003
Revenue from customers	$6,173	$6,649	$—	$12,822
Segment profit (loss)	$603	$381	$(1,135)	$(151)
Nine months ended March 31, 2004
Revenue from customers	$23,946	$22,781	$—	$46,727
Segment profit (loss)	$3,923	$2,408	$(3,463)	$2,868
Nine months ended March 31, 2003
Revenue from customers	$25,622	$20,487	$—	$46,109
Segment profit (loss)	$979	$2,011	$(4,119)	$(1,129)

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 23 of this Report.

     All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

Overview

     We are a global company providing environmental, separation and filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two business segments – Environmental Systems and Separation Filtration Systems. During the first quarter of fiscal 2003, we suspended the operations of our boiler business, sold assets used in this business and therefore, in connection with its sale, we discontinued this business unit during the first quarter of fiscal 2004. See “Restructuring and Organizational Realignment” for additional discussion on the suspension and discontinuance of this business unit.

     Environmental Systems. In this business segment, which represented 51.2% of our consolidated year-to-date revenues from continuing operations, we design, engineer, manufacture and sell environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM).

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

     Separation Filtration Systems. In this business segment, which represented 48.8% of our consolidated year-to-date revenues from continuing operations, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas and saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.

Restructuring and Organizational Realignment

     During fiscal 2002, the actual demand for electricity started to decline and the United States economy weakened. As a result, a considerable slowdown in the construction of new power plants occurred. In addition, regulatory uncertainties caused NOx reduction initiatives relating to retrofit projects to be delayed. As a response to the slowdown of new merchant power plants, continued weakness in the United States and global economies, and regulatory and political uncertainties, in July 2002 we initiated a “restructuring and organizational realignment initiative.” The goal of this initiative was to reduce costs, streamline operations, and identify and exit certain non-critical, marginally performing operating activities, thereby positioning us with a more competitive cost structure vital for our overall long-term success. In connection therewith, we identified our boiler unit as a non-critical, marginally performing business segment and suspended new orders during fiscal 2003. The assets of this segment were sold during the first part of fiscal 2004, and in connection therewith the financial information has been restated to present this operation as a discontinued business unit.

     We believe that the result of these initiatives, including the redirection of our resources to focus on our two principal segments, has positioned us to maximize our current operational efficiencies and allow us the flexibility to meet our customers’ current and anticipated needs, without sacrificing our ability to expand our business to meet future demand. While the initial phase of our restructuring and organizational realignment initiatives have been completed, we continue to look for ways to improve our operational efficiencies and performance.

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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

     Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, we follow the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”

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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

Results of Operations

     The following table displays our statements of operations as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4	71.6	69.7	75.3

Gross profit	35.6	28.4	30.3	24.7
Operating expenses	29.0	29.5	24.2	26.1
Restructuring expense	—	—	—	1.0

	29.0	29.5	24.2	27.1

Operating income (loss)	6.6	(1.1)	6.1	(2.4)
Other expense (income)	0.4	(0.5)	(0.1)	(0.2)

Earnings (loss) from continuing operations before income taxes	6.2	(0.6)	6.2	(2.2)
Income tax expense (benefit)	2.1	(0.2)	2.1	(0.8)

Earnings (loss) from continuing operations, net of tax	4.1	(0.4)	4.1	(1.4)
Loss from discontinued operations, net of tax	(0.9)	(2.5)	(0.4)	(2.4)

Net earnings (loss)	3.2%	(2.9)%	3.7%	(3.8)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenues. Net revenues from continuing operations increased by approximately $700,000, or 5.5%, from $12.8 million for the three months ended March 31, 2003 to $13.5 million for the three months ended March 31, 2004. The increase in revenues related primarily to our Separation Filtration Systems revenues, which increased from $6.6 million to $8.6 million, or 30.3%. This was offset by a decrease in our Environmental Systems revenues, which decreased from $6.2 million to $4.9 million, or 21.0%.

     Gross Profit. Our gross profit increased approximately $1.2 million, or 33.3%, from $3.6 million for the three months ended March 31, 2003 to $4.8 million for the three months ended March 31, 2004. Our gross profit, as a percentage of sales, increased from 28.4% for the three months ended March 31, 2003 to 35.6% for the three months ended March 31, 2004. Our reported margins, during a particular period, may be impacted by three primary factors: (i) sales volume, (ii) lower start-up and warranty costs and (iii) shifts in our product mix. Further, since we manufacture a significant portion of our products, fluctuations in revenues, from quarter to quarter or year to year, may impact our manufacturing absorption factors, which will directly impact our reported margins.

     During the quarter, in comparison to the same quarter last year and as a percentage of revenue, we experienced a favorable variance in our manufacturing absorption of approximately .2%, and a favorable variance in our start-up and warranty costs of approximately 1.2%. In addition, our reported margins in any given quarter can be impacted by shifts in our product mix. Certain of our products have higher margins than others, and certain of our products have a much higher internally manufactured cost component; as a result, shifts in the composition of our sales can have a significant impact on our reported

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

margins either at the selling margin level or through a negative or positive impact on our manufacturing absorption. All of these factors, to some degree, impacted our margins in the current quarter.

     Operating Expenses. For the third quarter of fiscal 2004, operating expenses from continuing operations increased by approximately $100,000, or 2.6%, to approximately $3.9 million, compared to $3.8 million for the third quarter of fiscal 2003. Operating expenses, as a percentage of sales, were 29.0% for the third quarter of fiscal 2004, compared to 29.5% for the third quarter of fiscal 2003. On a comparative basis and as a percentage of revenues, our sales and marketing expenses increased from 11.1% to 12.2%, our engineering and project management expenses decreased from 9.6% to 7.7%, and our general and administrative expenses increased from 8.9% to 9.1%. The increase in our sales and marketing expenses related primarily to an increase in our commission expense, which is attributed to the change in our sales mix during the period. The decrease in engineering and project management expenses is attributed to our restructuring and realignment initiative started last year. The increase in general and administrative expenses related primarily to the increased costs associated with regulatory compliance. See also Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Restructuring and Organizational Realignment” of this Report.

     Other Income and Expense. Other income and expense items decreased by approximately $117,000, from income of approximately $63,000 for the third quarter of fiscal 2003, to expense of $54,000 for the third quarter of fiscal 2004. We realized foreign currency exchange losses of approximately $68,000 during the current quarter, compared to exchange gains of $11,000 for the same quarter last year, or a negative impact on our operations of approximately $79,000. In addition when compared with the same quarter last year, our combined interest and rental incomes were lower by approximately $38,000.

     Income Taxes. The Company’s effective income tax rate was approximately 34% and 36% for the three months ended March 31, 2004 and 2003, respectively. The decrease in our effective tax rate for the current quarter, compared to the same quarter last year, resulted from an increased portion of our income subject to either a lower foreign tax rate or foreign sales income exclusions.

     Net Earnings (Loss) from Continuing Operations. Net earnings from continuing operations for the three months ended March 31, 2004 were approximately $555,000, or 4.1% of sales, compared to a net loss of approximately $56,000, or (.4%) of sales, for the same period last year. Basic earnings per share from continuing operations increased from a loss of ($0.02) per share for the three months ended March 31, 2003, to earnings of $0.18 per share for three months ended March 31, 2004. Diluted earnings per share from continuing operations increased from a loss of ($0.02) per share for the three months ended March 31, 2003, to earnings of $0.18 per share for the three months ended March 31, 2004.

     Discontinued Operations. Net loss from discontinued operations for the three months ended March 31, 2004 was $117,000, compared to a net loss of $319,000 for the same period last year. The expenses during the current period related primarily to costs associated with the start-up and commissioning of projects that have not been closed out. The Company has established a reserve based on its estimate of these costs based on the most current information available and historical experience. While we believe our reserve is adequate and judgment applied is appropriate, due to a number of factors, our estimated liability could differ from actual costs incurred (see “Critical Accounting Policies – Product Warranties” of this Report). Loss per basic share from discontinued operations was ($0.04) per share for the three months ended March 31, 2004, compared to a loss of ($0.11) per share for the same period last year. Diluted loss per share from discontinued operations was ($0.04) per share for the three months ended March 31, 2004, compared to a loss of ($0.11) per share for the same period last year.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

     Net Earnings (Loss). As a result of the above factors, net earnings were approximately $438,000, or 3.2% of sales, for the three months ended March 31, 2004, compared to a net loss of approximately $375,000, or (2.9%) of sales, for the same period last year. Basic earnings per share increased from a loss of ($0.13) per share for the three months ended March 31, 2003, to earnings of $0.15 per share for the same quarter this fiscal year. Diluted earnings per share increased from a loss of ($0.13) per share, for the three months ended March 31, 2003, to earnings of $0.14 per share for the same quarter this fiscal year.

Nine months ended March 31, 2004 Compared to Nine months ended March 31, 2003

     Revenues. Net revenues from continuing operations increased by approximately $600,000, or 1.3%, from $46.1 million for the nine months ended March 31, 2003, to $46.7 million for the nine months ended March 31, 2004. The increase in revenues related primarily to our Separation Filtration Systems, which revenues increased from $20.5 million to $22.8 million, or 11.2%. This was offset by a decrease in our Environmental Systems revenue, which decreased from $25.6 million to $23.9 million, or 6.6%.

     Gross Profit. Our gross profit increased $2.8 million, or 24.6%, from $11.4 million for the nine months ended March 31, 2003, to $14.2 million for the nine months ended March 31, 2004. Our gross profit, as a percentage of sales, increased from 24.7% for the nine months ended March 31, 2003 to 30.3% for the nine months ended March 31, 2004. Our reported margins during the period were impacted by three primary factors: (i) sales volume, (ii) lower start-up and warranty costs and (iii) shifts in our product mix. Further, since we manufacture a significant portion of our products, fluctuations in revenues, from quarter to quarter or year to year, may impact our manufacturing absorption factors, which will directly impact our reported margins.

     During the period, in comparison to the same period last year and as a percentage of sales, we experienced an unfavorable variance in our manufacturing absorption of approximately 1.4%, and a favorable variance in our start-up and warranty costs of 3.3%. In addition, our reported margins in any given period can be impacted by shifts in our product mix. Certain of our products have higher margins than others, and certain of our products have a much higher internally manufactured cost component; as a result, shifts in the composition of our sales can have a significant impact on our reported margins either at the selling margin level or through a negative or positive impact on our manufacturing absorption. All of these factors, to some degree, impacted our margins in the current quarter.

     Operating Expenses. For the nine months ended March 31, 2004, operating expenses from continuing operations decreased by $1.2 million, or 9.6%, to $11.3 million, compared to $12.5 million for the same period last year. Operating expenses, as a percentage of sales, were 24.2% for the nine months ended March 31, 2004, compared to 27.1% for the same period last year. The decrease in the amount of operating expenses during the current fiscal year was due to the implementation of our restructuring and organization realignment initiative, which began in fiscal 2003. As a result of this initiative, on a comparable basis and as a percentage of revenues, our selling and marketing expenses have remained relatively constant, our engineering and project management expenses have decreased from 8.6% to 6.8%, and our general, administrative and restructuring expenses have decreased from 8.9% to 7.4% for the nine months ended March 31, 2003 and 2004, respectively. See also Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Restructuring and Organizational Realignment” of this Report.

     Other Income and Expense. Other income and expense items decreased by approximately $79,000, from income of approximately $104,000 for the nine months ended March 31, 2003, to income of $25,000 for the nine months ended March 31, 2004. We realized foreign currency losses of approximately $20,000, compared to losses of approximately $81,000 for the nine months ended March 31, 2003, or a

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

positive impact on our operations of approximately $61,000. This was offset by a decrease in rental, interest and miscellaneous income of approximately $140,000, compared to the same period last year.

     Income Taxes. The Company’s effective income tax rate was approximately 34% and 37% for the nine months ended March 31, 2004 and 2003, respectively. The decrease in our effective tax rate for the current period, compared to the same period last year, resulted from an increased portion of our income subject to either a lower foreign tax rate or foreign sales income exclusions.

     Net Earnings (Loss) from Continuing Operations. Net income from continuing operations was approximately $1.9 million, or 4.1% of sales, for the nine months ended March 31, 2004, compared to a net loss of approximately $643,000, or (1.4%) sales, for the same period last year. Basic earnings per share from continuing operations increased from a loss of ($0.21) per share for the nine months ended March 31, 2003, to earnings of $0.63 per share for nine months ended March 31, 2004. Diluted earnings per share from continuing operations increased from a loss of ($0.21) per share for the nine months ended March 31, 2003, to earnings of $0.63 per share for the nine months ended March 31, 2004.

     Discontinued Operations. Net loss from discontinued operations for the nine months ended March 31, 2004 was approximately $194,000, compared to a net loss of $1.1 million for the same period last year. Included in our net loss for the nine months ended March 31, 2004 was a net gain related to the disposal of our boiler operations of approximately $92,000 ($140,000 gain less taxes of $48,000). Basic and diluted loss per share from discontinued operations was ($0.06) per share for the period ended March 31, 2004, compared to a loss of ($0.37) per share for the same period last year.

     Net Earnings (Loss). As a result of the above factors, net earnings were approximately $1.7 million, or 3.7% of sales, for the nine months ended March 31, 2004, compared to a net loss of approximately $1.7 million, or (3.8%) sales, for the same period last year. Basic earnings per share increased from a loss of ($0.58) per share for the nine months ended March 31, 2003, to earnings of $0.57 per share for the same period this fiscal year. Diluted earnings per share increased from a loss of ($0.58) per share for the nine months ended March 31, 2003, to earnings of $0.56 per share for the same period this fiscal year.

     Results of Operations – Segments

     We are organized on a global basis along two lines of business: Environmental Systems and Separation Filtration Systems. The Company had three reportable segments for fiscal 2003: Environmental Systems, Separation Filtration Systems and Boilers. The boiler operation was sold during the first quarter of fiscal 2004 and has therefore been classified as a discontinued operation in the Company’s financial statements.

     Revenues. The following table displays revenues by reportable segment (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2004	%	2003	%	2004	%	2003	%
Revenues
Environmental Systems	$4,937	36.6	$6,173	48.1	$23,946	51.2	$25,622	55.6
Separation Filtration Systems	8,554	63.4	6,649	51.9	22,781	48.8	20,487	44.4

Total	$13,491	100.0%	$12,822	100.0%	$46,727	100.0%	$46,109	100.0%

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

     Revenues from our Environmental Systems decreased by approximately $1.3 million, or 21.0%, from $6.2 million for the three months ended March 31, 2003, to $4.9 million for the three months ended March 31, 2004. Revenues from our Environmental Systems decreased by approximately $1.7 million, or 6.6%, from $25.6 million for the nine months ended March 31, 2003, to $23.9 million for the nine months ended March 31, 2004. Our Environmental Systems segment continues to feel the effects of the slow down in new power plant construction. We expect that spending for NOx reduction systems will increase in 2005 – 2006 as users prepare their compliance plans and compliance deadlines approach, and we are beginning to see an increase in proposals relating to such initiatives. In addition, while the construction of new power plants has seen a significant decline, we believe this portion of the Environmental Systems business will begin to improve beginning in 2006 – 2007.

     Revenues from our Separation Filtration Systems for the three months ended March 31, 2004 increased by approximately $2.0 million, or 30.3% from $6.6 million in fiscal 2003 to $8.6 million. Revenues from our Separation Filtration Systems increased by approximately $2.3 million, or 11.2%, from $20.5 million for the nine months ended March 31, 2003 to $22.8 million for the nine months ended March 31, 2004. The increase, during the quarter and for the nine months ended March 31, 2004, is primarily due to the increase in our nuclear / marine sales, which have increased by approximately $1.9 million, or 79% on a year-to-date basis. The market for nuclear and marine products remains strong as nuclear power plants continue to invest in life extension projects and increased military spending occurs. The shortage of natural gas supplies is also creating new opportunities for our separators and filters; for example, the production of Liquified Natural Gas (LNG) and its associated gas processing facilities.

     Segment Profit (Loss). Management uses segment profits (loss), which consists of segment revenues less segment costs and expenses before allocation of general and administrative costs, to measure segment profits or loss. The Company does not allocate its general and administrative expenses to its individual segments. The following table displays segment profits (loss) by reportable segment (dollars in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Segment profit (loss)
Environmental Systems	$694	$603	$3,923	$979
Separation Filtration Systems	1,429	381	2,408	2,011

Total	$2,123	$984	6,331	2,990
Unallocated general and administrative expenses	(1,227)	(1,135)	(3,463)	(4,119)

Operating income (loss)	$896	$(151)	$2,868	$(1,129)

     Environmental Systems profits in the third quarter of fiscal 2004 increased by $91,000, or 15.1%, from a profit of $603,000 for the three months ended March 31, 2003, to a profit of approximately $694,000 for the same quarter this fiscal year. As a percentage of Environmental Systems revenue, our operational performance increased from a segment profit of 9.8%, to a segment profit of 14.1%, for the three months ended March 31, 2003 and 2004, respectively. Environmental Systems profits for the nine months ended March 31, 2004 increased by approximately $2.9 million, from a profit of approximately $1.0 million for the nine months ended March 31, 2003, to a profit of approximately $3.9 million for the same period this fiscal year. As a percentage of Environmental Systems revenue, our operational performance increased from a segment profit of 3.8% for the nine months ended March 31, 2003, to a

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

segment profit of 16.4% for the same period in fiscal 2004. The increase in our Environmental Systems operational performance during the current fiscal year related primarily to the decrease in start-up and commissioning costs of SCR projects and a reduction in this segment’s operational expenses.

     Separation Filtration Systems profits increased in the third quarter of fiscal 2004 by approximately $1.0 million, from a profit of approximately $400,000 for the third quarter of fiscal 2003, to a profit of $1.4 million for the same quarter this fiscal year. As a percentage of Separation Filtration Systems revenue, our operational performance increased from a segment profit of 5.7%, to a segment profit of 16.7%, for the three months ended March 31, 2003 and 2004, respectively. Separation Filtration Systems profits increased in the nine months ended March 31, 2004 by approximately $400,000, from a profit of approximately $2.0 million for nine months ended March 31, 2003, to a profit of $2.4 million for the same period this fiscal year. As a percentage of Separation Filtration Systems revenue, our operational performance increased from a segment profit of 9.8%, to a segment profit of 10.6%, for the nine months ended March 31, 2003 and 2004, respectively. The increase in our Separation Filtration Systems operational performance relates primarily to the change in our sales mix during the period.

Backlog

     The Company’s backlog of unfilled orders was approximately $34 million at March 31, 2004, compared to $46 million at March 31, 2003. Our backlog at March 31, 2004 when compared to our backlog at March 31, 2003 has been impacted by two main factors: (i) the suspension of our boiler business, which impacted our backlog by approximately $1.9 million, and (ii) the completion of a substantial contract, approximately $14 million, during the later part of fiscal 2003 and the first part of fiscal 2004. Our Environmental Systems segment continues to feel the effects of the slow down in new power plant construction. We expect that spending for NOx reduction systems will increase in 2005 – 2006 as users prepare their compliance plans and compliance deadlines approach, and we are beginning to see an increase in proposal activity relating to such initiatives. In addition, while the construction of new power plants has seen a significant decline, we see this portion of the Environmental Systems business improving beginning in 2006 – 2007. The market for Peerless nuclear and marine products remains strong as nuclear power plants continue to invest in life extension projects and increased military spending occurs. The shortage of natural gas supplies is creating new opportunities for Peerless separators and filters; for example, the production of Liquified Natural Gas (LNG) and its associated gas processing facilities.

Financial Position

     Assets. Total assets decreased by approximately $1.9 million, or 4.5%, from $42.6 million at June 30, 2003 to $40.7 million at March 31, 2004. The decrease in our assets during this period resulted primarily from the collection of a significant receivable due from a boiler customer that had filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (see Note 5 – “Contingencies” to the consolidated financial statements of this Report). At March 31, 2004, we held cash and short-term investments of $7.0 million, had working capital of $20.1 million, and had a current ratio of 2.23-to-1.0. This compares with cash and short-term investments of $7.0 million, $17.8 million in working capital, and a current ratio of 1.88-to-1.0 at June 30, 2003. The increase in our current ratio was a result of a 4.0% decrease in our current assets, compared to an 18.8% decrease in our current liabilities.

     Liabilities and Shareholders’ Equity. Total liabilities decreased by approximately $3.8 million, or 18.8%, from $20.2 million at June 30, 2003 to $16.4 million at March 31, 2004. This related primarily to decreases in our accounts payable of approximately $1.7 million, and accrued liabilities of approximately $800,000, both which related to the reduction in our operational expenses, and a decrease in our billings in excess of costs on uncompleted contracts of approximately $1.4 million (see “Liquidity and Capital

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

Resources following). The increase in our equity of approximately $2.0 million, or 9.0%, from $22.3 million at June 30, 2003, to $24.3 million at March 31, 2004, resulted primarily from our earnings for the period. As a result, our debt (total liabilities)-to-equity ratio decreased from .91-to-1.0 at June 30, 2003, to ..67-to-1.0 at March 31, 2004.

Liquidity and Capital Resources

     Our cash and cash equivalents were $7.0 million as of March 31, 2004, compared to $6.7 million at June 30, 2003. Cash used in continuing operating activities for the period ended March 31, 2004 was approximately $1.4 million, compared to cash provided of approximately $5.4 million for the same period last year.

     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to manage our working capital. The balance of these working capital accounts was approximately $11.5 million at March 31, 2004 and $7.8 million at June 30, 2003, representing an increase in our investment in these working capital items of approximately $3.7 million. Generally a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain agreed upon milestones. During the current period, a greater percentage of the Company’s contracts in progress called for billings upon project shipment versus based upon the attainment of certain milestones. In addition to the foregoing, we used cash for operational purposes, during the period, to decrease our payables and accrued expenses, which offset cash provided by our earnings.

     Cash used in investing activities was approximately $53,000 for the period ended March 31, 2004, compared to approximately $72,000 for the same period last year. The decrease in cash used during the current fiscal year related to an increase in capital expenditures, offset by proceeds from short-term investments.

     We had approximately $51,000 of cash provided by financing activities during the current period, and $57,000 during the same period last year. The cash provided by financing activities, during both these periods, related to the cash received from the issuance of common stock pursuant to our employee stock options.

     Cash provided from our Discontinued Operations was approximately $1.7 million during the period, compared to a use of cash of approximately $300,000 during the same period last year. The cash provided during the current period can be attributed primarily to the collection of a significant receivable due from a customer of our discontinued boiler operation that had filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (see Note 5 – “Contingencies” to the consolidated financial statements of this Report).

     As a result of the above factors, for the nine months ended March 31, 2004, we increased our cash and cash equivalents by approximately $300,000, compared to $5 million for the same period last year.

     On October 31, 2003, we entered into a $12.5 million revolving credit facility that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at March 31, 2004), and is secured by substantially all our domestic assets. At March 31, 2004, we had $3.9 million outstanding under letters of credit and no loans outstanding, leaving us a maximum availability under our credit facility of $8.6 million. The facility

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

contained financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of March 31, 2004, the Company was in compliance with all financial and other covenants under the credit facility.

     We believe that we maintain adequate liquidity to support our existing operations and our planned growth, as well as to continue operations during reasonable periods of adversity.

Factors That May Affect Our Operating Results and Other Risk Factors

     Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity and results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this Report.

     Changes in the power generation industry and/or the economy could have an adverse impact on our sales of Environmental Systems and our operating results.

     The demand for our Environmental Systems depends, to an extent, on the continued construction of power generation plants and the upgrade of existing power plants. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of power plants or a decline in the upgrading of existing power plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Changes in current environmental legislation could have an adverse impact on the sale of our Environmental Systems and on our operating results.

     Our Environmental Systems business is primarily regulatory driven. Laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health have played a significant part in the increased use of Environmental Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. This business will be adversely impacted to the extent that current regulations requiring the reduction of NOx and ozone emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities minimize enforcement. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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
FOR THE PERIOD ENDED MARCH 31, 2004

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

     The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to: (1) increases in the cost, (2) shortages of components, materials or labor, (3) unanticipated technical problems, (4) required project modifications not initiated by the customer, (5) and suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

     Our backlog may not be indicative of our future revenue.

     Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog may not be indicative of our future revenues. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

     Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our Environmental Systems contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical Separation Filtration Systems contracts, which tends to intensify their impact on our quarterly operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our Environmental Systems revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our Environmental Systems

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

products, may have a significant impact on our quarterly operating results. Therefore, our quarterly operating results may be subject to significant variations and our operating performance in one quarter may not be indicative of our future performance.

     Our margins are affected by shifts in our product mix.

     Certain of our products have higher margins than others. Consequently, changes in the composition of our sales between products from quarter-to-quarter or from period-to-period can have a significant impact on our reported margins. Certain of our products also have a much higher internally manufactured cost component; and therefore, changes from quarter-to-quarter or from period-to-period can have a significant impact on our reported margins through a negative or positive impact on our manufacturing absorption. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Our products are covered by warranties. Unanticipated warranty costs for defective products could adversely affect our financial condition and results of operations and reputation.

     We provide warranties on our products generally for a period of 12 months from installation or 18 months from shipment, whichever occurs first. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits and adversely affect our reputation. See Note 3 – “Product Warranties” of this Report for further discussion and analysis of our product warranties.

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
FOR THE PERIOD ENDED MARCH 31, 2004

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not in a borrowing position. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than US dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any material derivative transactions outstanding as of March 31, 2004.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

Item 4. Controls and Procedures

     The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “1934 Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations (see Note 5 to the consolidated financial statements of this Report).

Items 2, 3, 4, and 5 are not applicable and have been omitted

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

                    The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our report on Form 10-Q for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our report on Form 10-Q for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

4(a)	Rights Agreement dated May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, LLC), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A dated May 22, 1997, and incorporated herein by reference).

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

Exhibit
Number	Exhibit
4(b)	Amendment to Rights Agreement dated August 23, 2001, between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A/A dated August 30, 2001, and incorporated herein by reference).

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002). *

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002). *

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). **

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). **

*	Filed herewith

**	Furnished herewith

(b)	Reports on Form 8-K.

     On February 11, 2004, the Registrant filed a Report on Form 8-K to file a press release announcing its financial results for the second quarter of the fiscal year ending June 30, 2004, which information was “furnished” and not “filed” with the Commission.

     On May 13, 2004, the Registrant filed a Report on Form 8-K to file a press release announcing its financial results for the third quarter of the fiscal year ending June 30, 2004, which information was “furnished” and not “filed” with the Commission.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.

Date: May 14, 2004	/s/ Sherrill Stone

Sherrill Stone
Chairman and Chief Executive Officer

Date: May 14, 2004	/s/ Richard L. Travis

Richard L. Travis, Chief Financial Officer
(Principal Financial and Accounting Officer)