Form 10-K
period 2004-06-30
PEERLESS MANUFACTURING CO
filed 2004-09-24
CIK 76954

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended June 30, 2004
Commission File No. 0-5214

PEERLESS MFG. CO.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-0724417 (I.R.S. employer identification no.)

2819 Walnut Hill Lane, Dallas, Texas 75229
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 357-6181

Securities registered pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Class) Common Stock, $1.00 Par Value	(Name of each exchange where registered) NASDAQ

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]       NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes [  ]    No [X]

     The aggregate value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003 was approximately $ 31.1 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

     Number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, as of September 22, 2004 was 3,024,184.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

     Peerless Mfg. Co. (the “Company,” “Registrant,” “Peerless” or “we,” “us” or “our”) was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. We have three wholly owned subsidiaries incorporated in Texas, the United Kingdom, and Barbados, respectively. Our executive offices are located at 2819 Walnut Hill Lane, Dallas, TX 75229. Our telephone number at this location is (214) 357-6181, and our website may be accessed at www.peerlessmfg.com. Our fiscal year ends on June 30. References herein to “fiscal 2002,” “fiscal 2003,” and “fiscal 2004” refer to our fiscal years ended June 30, 2002, 2003, and 2004, respectively.

     In connection with the discontinuation of our Boiler operations (see Note D – “Discontinued Operations” in our Notes to Consolidated Financial Statements), the fiscal 2004 financial information has been presented, and the prior years financial information has been restated, to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, certain fiscal 2003 and fiscal 2002 items have been reclassified to conform to the fiscal 2004 presentation.

Operating Segments and Products

     We operate our business through two primary business segments, the first of which is our Environmental Systems business, which accounted for approximately 47% of our revenues in fiscal 2004. In this segment, we design, engineer, manufacture and sell environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM).

     Our other business segment is our Separation Filtration Systems business, which accounted for approximately 53% of our revenues in fiscal 2004. In this business segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.

     Although we manufacture and stock a limited number of products for immediate delivery, the majority of our products are custom designed based on specific customer requirements or specifications, generally pursuant to long-term fixed priced contracts. In certain cases, our products are designed by us but produced by subcontractors or contract vendors under our supervision.

     Please see Note O - “Industry Segment and Geographic Information,” in our Notes to Consolidated Financial Statements and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for further disclosure and discussion of financial information with respect to these two segments, Environmental Systems and Separation Filtration Systems.

Restructuring and Organizational Realignment

     During fiscal 2002, the demand for electricity declined and the United States economy weakened. As a result, a considerable slowdown in the construction of new power plants occurred. In addition, regulatory uncertainties caused NOx reduction initiatives relating to retrofit projects to be delayed. In July 2002, as a response to these market and economic indicators, we initiated a “restructuring and organizational realignment initiative.” The goal of this initiative was to reduce costs, streamline operations, and identify certain non-critical, marginally performing operating activities, thereby positioning us with a more competitive cost structure for our overall long-term success. In connection therewith, we identified our Boiler business as a non-critical, marginally performing business segment and suspended new orders during fiscal 2003. The assets of this segment were sold during the first part of fiscal 2004, and as a result, our financial information has been restated to present this operation as a discontinued business unit.

     We believe as a result of these initiatives, including the redirection of our resources to focus on our two remaining segments, we are positioned to maximize our current operational efficiencies and have the flexibility to meet our customers’ current and anticipated needs. Even though our restructuring and organizational realignment initiatives are complete, we continue to look for ways to improve our operational efficiencies and performance.

Manufacturing and Outsourcing

     Our products are fabricated utilizing a combination of in-house manufacturing, subcontractors and contract vendors. In both fiscal 2003 and 2004, manufacturing outsourced to subcontractors accounted for a significant percentage of our costs of good sold (approximately 39% in fiscal 2003 and 41% in fiscal 2004). We believe the use of outsourcing relationships provides us with flexibility to rapidly expand our manufacturing capacity without significantly increasing our capital expenditures. Our subcontractors generally manufacture products on a fixed-price basis for each project. We regularly review our subcontractor and contract vendor relationships to ensure competitive pricing , quality and workmanship standards and on-time delivery performance.

     We maintain significant in-house manufacturing capabilities and generally manufacture products whose complexity may preclude their production by our subcontractors and contract vendors and where necessary, to protect our proprietary technology.

Customers

     Our Environmental Systems are sold to power producers, power developers, engineering and construction companies, heat recovery steam generator manufacturers, boiler manufacturers, refineries, petrochemical plants and others who desire or may be required by environmental regulations to reduce NOx emissions and ground level ozone to which NOx is a precursor.

     Gas separators, filters and conditioning systems produced by our Separation Filtration Systems business are sold to gas producers and gas gathering, transmission and distribution companies, chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines, and to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. Marine separation and filtration systems are sold primarily to shipbuilders.

     We market our products worldwide through independent representatives who sell on a commission basis under the general direction of an officer of Peerless. We also sell products directly to customers through our internal sales force. Our business activity and revenues historically have not been seasonal.

     We are not dependent upon any single customer or group of customers in either of our two business segments. The custom-designed and project-specific nature of our business can cause year-to-year variances in our major customers. During fiscal 2004, one customer accounted for approximately 10% of our revenues, and in fiscal 2003 and 2002, different customers accounted for approximately 16% and 15% of our total revenues, respectively.

     Sales to international customers have been an integral part of our business for more than 40 years. During fiscal 2004, foreign sales amounted to approximately $25.1 million, or 42.0% of our revenues, compared to sales of approximately $25.0 million, or 38.5% of our revenues during fiscal 2003, and $20.6 million, or 21.7% of our revenues in fiscal 2002. Our global offices and worldwide independent sales rep network allows us to sell to most geographic regions. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Operating Results and Other Risk Factors” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

Backlog

     Our backlog of uncompleted orders as of June 30, 2004, was approximately $34 million, compared to $40 million as of June 30, 2003. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods, but that may be changed or cancelled. Approximately 70% of our backlog is scheduled to be completed during our next fiscal year ending June 30, 2005. For further discussion on our backlog, please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Backlog” of this Report.

Competition

     We have several domestic and international competitors with capital and revenues that are larger and smaller than ours in the manufacturing and selling of Environmental Systems and Separation Filtration Systems. Management believes that experience, performance, reliability and warranty service are the prime competitive factors in our markets. We believe that we strongly compete in all these areas.

Patents, Licenses and Product Development

     We believe that we are an industry leader in designing, engineering and manufacturing efficient, dependable Environmental Systems. We also consider ourselves to be highly skilled in the technology required to design and manufacture high efficiency vapor/liquid separation equipment and systems for the oil and gas industry and filtration equipment for the marine market. Our expenditures for new product development and improvements were approximately $241,000 in fiscal year 2004, $316,000 in fiscal 2003, and $576,000 in fiscal 2002.

     To protect our intellectual property rights, we depend upon a combination of patents, trademarks, internal controls and non-disclosure and confidentiality agreements with our employees, subcontractors, contract vendors, customers and others having business dealings with the Company. We have existing patents and patent applications pending on certain products and processes that are important to our business. These include patents on vane designs, separator profiles, environmental controls equipment, marine/separator filtration systems and pressure testing capabilities. In addition, most of our products are proprietary and are sold utilizing our proven technology and knowledge of the applications.

Employees

     At June 30, 2004, we had 181 employees (196 employees at June 30, 2003). Our employees by location is as follows:

	June 30,
Geographic location:	2004	2003
United States	156	170
United Kingdom	21	22
Singapore	4	4

Total	181	196

     None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any material labor difficulties during the past year and we believe our employee relations are good.

Raw Materials

     We purchase raw materials and component parts essential to our business from established sources and have not experienced any unusual problems in purchasing required materials and parts. We believe that raw materials and component parts will be available in sufficient quantities to meet our anticipated demand. However, there can be no assurance that we will continue to find our raw materials in quantities or at prices satisfactory to us.

Environmental Regulation

     We do not believe that our compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or our competitive position. Our manufacturing processes do not emit substantial foreign substances into the environment.

     Environmental regulations related to NOx and ozone emissions have a significant impact on the demand for our Environmental Systems. See also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Factors That May Affect Our Operating Results and Other Risk Factors” of this Report. For geographic information see Note O – “Industry Segment and Geographic Information,” of our Notes to Consolidated Financial Statements attached to this Report.

Available Information

     Our Internet website is http://www.peerlessmfg.com. Peerless makes available free of charge through its Internet website (under “Investor Relations”) the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Proxy Statements and all amendments to those reports as soon as reasonable practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission (SEC). Reports, Proxy Statements and other information regarding the Company also are contained on the SEC’s Internet website, http://www.sec.gov.

     Peerless has posted its Code of Conduct for Directors and Employees and other corporate governance related policies, and charters for its Audit, Compensation and Nomination Committees on its website, http://www.peerlessmfg.com. This information is available in print to any shareholder who requests it by writing to the Company at 2819 Walnut Hill Lane, Dallas, Texas 75229, attention: Ms. Susan Banner.

ITEM 2. PROPERTIES.

     Our executive offices and research and development facilities are owned, and are located in Dallas, Texas. We own and operate manufacturing and warehousing facilities in Abilene, Denton and Dallas, Texas. We also lease sales and marketing facilities in Dallas, Texas, Halstead – Essex, England and Singapore. See table below for additional details on our locations.

		Approximate
Location		Sq. Footage	General Use
Owned:
	Dallas, Texas	48,000	Office, warehouse and research and development.
	Abilene, Texas	78,000	Manufacturing – Environmental products and Separation
			Filtration products.
	Denton, Texas	22,000	Manufacturing – Separation Filtration products
	Dallas, Texas	80,000	Manufacturing – Environmental products and Separation
			Filtration products until November 2002. Currently not in use.
Leased:
	Dallas, Texas	3,500	Sales and marketing office
	Halstead – Essex, England	2,900	Sales, engineering and administration office
	Singapore	2,300	Sales office

     During fiscal year 2003, in connection with restructuring initiatives, we consolidated our Dallas manufacturing operations into our Abilene manufacturing facility.

     While we believe our office and manufacturing facilities are adequate and suitable for our present and future requirements, we will continue to periodically review our space requirements and consolidate and dispose, lease or sublet facilities we no longer require and acquire new space, if our needs dictate.

     Pursuant to the terms of our revolving credit facility, we have agreed not to pledge as collateral our facilities for any obligations . Please see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Report.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. For further discussion on various litigation matters, please see Note J – “Contingencies,” of our Notes to Consolidated Financial Statements of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters require disclosure.

PART II

Unless otherwise indicated, the share, per share and dividend per share information reflected in this report have been adjusted to reflect the Registrant’s two-for-one stock split in the form of a stock dividend effected on October 18, 2001.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock, par value $1.00 per share, is listed on the Nasdaq National Market under the symbol “PMFG.” The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for our common stock as reported by Nasdaq.

Fiscal Year		High	Low
2003	First Quarter	$17.50	$7.31
	Second Quarter	12.00	7.75
	Third Quarter	10.00	8.25
	Fourth Quarter	12.50	8.45
2004	First Quarter	$11.44	$9.33
	Second Quarter	13.89	10.91
	Third Quarter	14.15	10.80
	Fourth Quarter	11.98	10.12

     The last reported sale price of our common stock on NASDAQ on September 22, 2004 was $14.45 per share. As of that date, there were approximately 125 record holders of common stock. Cash dividends may be paid, from time to time, on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements, compliance with the financial and other restrictive covenants of our bank credit facility, and such other factors as the Board of Directors deems appropriate. The Company did not pay cash dividends in either fiscal year 2004 or 2003. The Company did not repurchase any of its common stock during fiscal 2004, nor does the Company have an approved repurchase program.

     See Item 12 – Security Ownership of Beneficial Owners and Management and Related Shareholder Matters section of this Report for information relating to our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding our results of operations and financial position as of and for each of the years in the five-year period ended June 30, 2004, which are derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of June 30, 2004 and 2003, and for the years ended June 30, 2004, 2003 and 2002, and the report of Grant Thornton LLP thereon, are included in Item 8 of this Report. The selected financial data should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 of this Report. The share, earnings (loss) per share, dividends per share, and book value per share amounts have been adjusted to give effect to the two-for-one stock split effected on October 18, 2001. Certain earnings per share amounts may not total due to rounding.

	For the years ended June 30,
	2004	%	2003	%	2002	%	2001	%	2000	%
	(Amounts in thousands, except per share amounts)
Operating Results:
Revenues	$59,761	100.0	$64,854	100.0	$94,880	100.0	$75,278	100.0	$58,523	100.0
Cost of revenues	40,959	68.5	47,842	73.8	64,908	68.4	51,898	68.9	42,766	73.1

Gross profit	18,802	31.5	17,012	26.2	29,972	31.6	23,380	31.1	15,757	26.9
Operating expenses	14,929	25.0	16,429	25.3	21,047	22.2	15,636	20.8	13,384	22.8

Operating income	3,873	6.5	583	0.9	8,925	9.4	7,744	10.3	2,373	4.1
Other expense (income)	24	0.1	(727)	(1.1)	(410)	(0.4)	989	1.3	122	0.2
Provision for taxes	1,447	2.4	399	0.6	3,256	3.4	2,498	3.3	923	1.6

Net earnings from continuing operations	2,402	4.0	911	1.4	6,079	6.4	4,257	5.7	1,328	2.3
Net loss from discontinued operations	(364)	(0.6)	(1,290)	(2.0)	(1,690)	(1.8)	(1,185)	(1.6)	(397)	(0.7)

Net earnings (loss)	$2,038	3.4	$(379)	(0.6)	$4,389	4.6	$3,072	4.1	$931	1.6

Basic earnings (loss) per share
Net earnings from continuing operations	$0.80		$0.30		$2.04		$1.44		$0.46
Net loss from discontinued operations	$(0.12)		$(0.43)		$(0.57)		$(0.40)		$(0.14)
Net earnings (loss)	$0.68		$(0.13)		$1.47		$1.04		$0.32
Diluted earnings (loss) per share
Net earnings from continuing operations	$0.79		$0.30		$1.97		$1.42		$0.45
Net loss from discontinued operations	$(0.12)		$(0.43)		$(0.55)		$(0.39)		$(0.14)
Net earnings (loss)	$0.67		$(0.13)		$1.43		$1.02		$0.32
Cash dividends per share	$—		$—		$—		$0.13		$0.25
Weighted average shares outstanding:
Basic earnings per share	3,003		2,996		2,978		2,947		2,918
Diluted earnings per share	3,044		3,013		3,080		3,002		2,940

ITEM 6. SELECTED FINANCIAL DATA — CONTINUED

	As of the years ended June 30,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share amounts)
Financial position:
Working capital	$20,681	$17,771	$17,755	$14,615	$11,938
Current assets	35,483	39,223	42,129	41,731	27,528
Total assets	39,475	43,763	46,889	46,156	32,121
Current liabilities	14,802	21,452	24,374	27,116	15,590
Long-term debt	—	—	—	1,200	1,406
Total liabilities	14,802	21,452	24,374	28,463	17,372
Equity	24,673	22,311	22,515	17,693	14,749
Book value per share	$8.19	$7.44	$7.53	$5.99	$5.02

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     We are a global company providing environmental and separation filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments – Environmental Systems and Separation Filtration Systems. During fiscal year 2004, we discontinued the operations of our Boiler business. See Item 1 – “Business – Restructuring and Organizational Realignment” and Note D – “Discontinued Operations” in our Notes to Consolidated Financial Statements of this Report for additional discussion on the discontinuance of this business unit.

     Environmental Systems. This business segment represented approximately 47%, 58%, and 69% of our fiscal 2004, 2003, and 2002 revenues, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instruments, controls and related valves and piping.

     Separation Filtration Systems. This business segment represented approximately 53%, 42%, and 31% of our fiscal 2004, 2003, and 2002 revenues, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.

     Boilers. In this discontinued business segment, we designed, engineered, manufactured and sold packaged boilers and other steam generating equipment. This equipment is used to produce steam, which is used for heating, drying, driving steam engines and a variety of other applications. See also Item 1 – “Business – Restructuring and Organizational Realignment” of this Report for additional discussion on the discontinuance of this business unit during fiscal 2004.

Forward-Looking Statements

     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We desire to avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 21 of this Report.

     All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

Results of Operations – Consolidated

     Revenues. For fiscal 2004, revenues decreased approximately $5.1 million, or 7.9% to $59.8 million from $64.9 million in fiscal 2003. Domestic revenues decreased approximately $5.2 million, or 13.0%, from $39.9 million in fiscal 2003 to $34.7 million in fiscal 2004. Foreign revenues increased approximately $100,000, or 0.4%, from $25.0 million in fiscal 2003 to $25.1 million in fiscal 2004. The decline in domestic revenues was mainly attributable to the decline in our Environmental Systems sales, which continues to be impacted by the slow-down in new merchant power construction and regulatory uncertainties. The increase in our foreign revenues related primarily to the increase in our Separation Filtration Systems sales in Europe and the Middle East through our UK subsidiary, partially offset by a decrease in these systems sales in Latin America. See Item 7 – “Results of Operations – Segments” of this Report for further discussion of revenues.

     For fiscal 2003, revenues decreased approximately $30.0 million, or 31.6%, to $64.9 million from $94.9 million in fiscal 2002. Domestic revenues decreased approximately $34.4 million, or 46.3%, from $74.3 million in fiscal 2002 to $39.9 million in fiscal 2003. Foreign revenues increased approximately $4.4 million, or 21.4%, from $20.6 million in fiscal 2002 to $25.0 million in fiscal 2003. The decline in domestic revenues was mainly attributable to the decline in our Environmental Systems sales. The increase in foreign revenues related primarily to the increase in our Separation Filtration Systems sales through our UK subsidiary. We believe the decline in the construction of new power plants, regulatory uncertainties, and the economic climate all contributed to the significant decline in our domestic revenues during the period. See Item 7 – “Results of Operations – Segments” of this Report for further discussion of revenues.

     Gross Profit Margin. Our margins, during a particular period, may be impacted by three primary factors: (1) sales volume, (2) shifts in our product mix and, (3) start-up and warranty costs. Certain products have higher margins than others; as a result, shifts in the composition of our sales can have a significant impact on our margins either at the selling margin level or through a negative or positive impact on our manufacturing absorption. For fiscal 2004, our gross profit margin increased $1.8 million, or 10.6%, from $17.0 million in fiscal 2003 to $18.8 million in fiscal 2004. Gross profit margin, as a percentage of sales, increased from 26.2% for fiscal 2003 to 31.5% for fiscal 2004. Our margins during the fiscal 2004 were favorably impacted by a significant reduction in our start-up and warranty costs, which decreased $2.5 million, or 71.4%, from $3.5 million in fiscal 2003 to $1.0 million in fiscal 2004, which resulted from our project execution quality control program. This improvement was offset by a higher unabsorbed manufacturing factor during the period due to our decreased sales volume. In addition to the foregoing, our margins were negatively impacted by shifts in our product mix, as our Environmental Systems revenues declined from 58% of our total revenues in fiscal 2003 to 47% in fiscal 2004. The negative impact associated with the decline in our Environmental Systems revenue during fiscal 2004, was partially offset by the 103% increase in our nuclear/marine revenues.

     For fiscal 2003, our gross profit margins decreased $13.0 million, or 43.3%, from $30.0 million in fiscal 2002 to $17.0 million in fiscal 2003. Gross profit margins, as a percentage of sales, decreased from 31.6% for fiscal 2002 to 26.2% for fiscal 2003. Our reported margins during fiscal year 2003 were impacted primarily by two factors, our manufacturing absorption factor, which was impacted by the 46.3% decrease in our domestic revenues, and a shift in our product sales mix, as our Environmental Systems revenues, which historically have higher gross profit margins, represented only 57.8% of our total revenues compared to 69.1% for fiscal 2002. In addition to the two primary factors, our margins during fiscal 2003 were also impacted by start-up costs on several SCR system projects being higher than we initially budgeted and increased competition in the marketplace.

     Operating Expenses. For fiscal 2004, operating expenses from continuing operations decreased by approximately $1.5 million or 9.1%, from $16.4 million for fiscal 2003 to approximately $14.9 million for fiscal 2004. Operating expenses, as a percentage of sales, were 25.0% for fiscal 2004, compared to 25.3% for fiscal 2003. On a comparative basis, and as a percentage of revenues, our sales and marketing expenses increased from 9.1% to 10.3%, our engineering and project management expenses decreased from 8.0% to 6.9%, and our general and administrative expenses (including restructuring expenses in fiscal 2003) decreased from 8.2% to 7.8%. The increase in our sales and marketing expenses, as a percentage of revenues, related primarily to an increase in our commission expense during the period, which is directly related to the increase in our Separation Filtration Systems revenues, which generally tends to have a higher commission rate than our Environmental Systems revenues. The decrease in engineering and project management expenses is attributed to our restructuring and realignment initiative started last year and due to the decline in our Environmental Systems revenues, which generally are more engineering intensive than our Separation Filtration Systems sales. The decrease in general and administrative expenses related primarily to the costs in fiscal 2003 associated with our restructuring, which savings were partially offset by the higher public company related expenses in fiscal 2004. The higher public company related expenses are expected to continue as the Company continues to manage the increased expense of compliance with corporate governance requirements enacted by the SEC, as well as the Nasdaq stock market.

     For fiscal 2003, operational expenses decreased $4.6 million, or 21.9%, from $21.0 million for fiscal 2002 to $16.4 million for fiscal 2003. Operating expenses as a percentage of revenue were 25.3% for fiscal 2003 and 22.2% for fiscal 2002. On a comparative basis, and as a percentage of revenues, our sales and marketing expenses increased from 7.8% to 9.1%, our engineering and project management expenses increased from 7.8% to 8.0%, and our general and administrative expenses increased from 6.6% to 8.2%. The decrease in the amount of total operating expenses during fiscal 2003 was due to the implementation of our restructuring and organizational realignment initiative. As the steps in this initiative were phased-in over the year, we did not realize the full benefit of this initiative until the second half of the fiscal year. In connection with this initiative, we incurred approximately $500,000 in severance payments and related costs. In addition, included in our operating expenses in fiscal 2003 was an additional provision for doubtful accounts of approximately $650,000, which related primarily to a customer that had declared bankruptcy (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies,” of this Report for further discussion).

     Other Income and Expense. For fiscal 2004, other income and expense items changed by approximately $751,000, from income of approximately $727,000 for the fiscal 2003 to expense of $24,000 for fiscal 2004. During fiscal 2003, we recognized a gain of approximately $473,000 on the sale of our Wylie, Texas real property and other assets. We also realized foreign currency exchange losses associated with our UK operations of approximately $101,000 during fiscal 2004 compared to exchange gains of approximately $146,000 in fiscal 2003.

     For fiscal 2003, other income and expense items changed by approximately $317,000 from an addition to income of approximately $410,000 for fiscal 2002 to an addition to income of $727,000 for fiscal 2003. During fiscal 2003, we recognized a gain of approximately $473,000 on the sale of our Wylie, Texas real property and other assets and recognized a gain of approximately $267,000 in fiscal 2002 on the sale of our Carrollton, Texas real property and other assets. We also realized foreign currency exchange gains of approximately $146,000 during fiscal 2003 compared to exchange gains of approximately $84,000 in fiscal 2002.

     Income Taxes. The Company’s effective income tax rate for continuing operations was approximately 37.6%, 30.5% and 34.9% in fiscal 2004, 2003 and 2002, respectively. The increased rate in fiscal 2004 is due primarily to our increased state income tax expense during the year and reduced foreign tax related benefits. The decrease in our expense during fiscal 2003 related primarily to our lower effective foreign tax rate. The increased foreign tax related benefits during fiscal 2002, were offset by a higher state income tax burden during that year. For further discussion related to our income taxes, please see Note M – “Income Taxes,” to our Notes to Consolidated Financial Statements attached to this Report.

     Net Earnings from Continuing Operations. As a result of the above factors, our net earnings from continuing operations increased by approximately $1.5 million, or 166.7%, from approximately $911,000, or 1.4% of sales, for fiscal 2003, to approximately $2.4 million, or 4.0% of sales, for fiscal 2004. Basic earnings per share increased from $0.30 per share for fiscal 2003, to $0.80 per share for fiscal 2004. Diluted earnings per share increased from $0.30 per share for fiscal 2003, to $0.79 per share for fiscal 2004.

     For fiscal year 2003, net earnings from continuing operations decreased $5.2 million, or 85.2%, from $6.1 million for fiscal year 2002 to $911,000 in fiscal 2003. Basic earnings per share decreased from $2.04 per share for fiscal 2002, to $.30 per share for fiscal 2003. Diluted earnings per share decreased from $1.97 per share for fiscal 2002, to $.30 per share for fiscal 2003.

     Discontinued Operations. Our net loss from discontinued operations for the year ended June 30, 2004 was approximately $364,000 compared to a net loss of $1.3 million for the year ended June 30, 2003. The expense in the 2004 fiscal year related primarily to costs associated with the start-up and commissioning of projects that were not commissioned by June 30, 2003. The Company has established a reserve (approximately $300,000 at June 30, 2004), based on its estimate of these costs given the most current information available and historical experience. While we believe our reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability could differ from our actual costs incurred (see “Critical Accounting Policies – Product Warranties” of this Report). Also included in our net loss for the year ended June 30, 2004 was a net gain related to the disposal of our Boiler operation of approximately $92,000 ($140,000 gain less taxes of $48,000). Basic and diluted loss per share from discontinued operations was ($0.12) per share for fiscal 2004, compared to a loss of ($0.43) per share for fiscal 2003.

     Our net loss from discontinued operations for fiscal 2002 was approximately $1.7 million. Our basic loss per share from discontinued operation in fiscal 2002 was ($0.57) per share. Our diluted loss per share from discontinued operations in fiscal 2002 was ($0.55) per share. See also Note D – “Discontinued Operations” to our Notes to Consolidated Financial Statements of this Report for further discussion of discontinued operations.

     Net Earnings (Loss). As a result of the above factors, our net earnings increased approximately $2.4 million from a net loss of $379,000, or (0.6)% of sales, for fiscal 2003, to approximately $2.0 million, or 3.4% of sales, for fiscal 2004. Basic earnings per share increased from a loss of ($0.13) per share for fiscal 2003, to earnings of $0.68 per share for fiscal 2004. Diluted earnings per share increased from a loss of ($0.13) per share for fiscal 2003, to earnings of $0.67 per share for fiscal 2004.

     Our net loss was approximately $379,000, or (0.6)% of sales, for fiscal 2003, compared to net earnings of approximately $4.4 million, or 4.6% of sales for fiscal 2002. Basic earnings per share decreased from $1.47 per share for fiscal 2002, to a loss of ($0.13) per share for fiscal 2003. Diluted earnings per share decreased from $1.43 per share for fiscal 2002, to a loss of ($0.13) per share for fiscal 2003.

Results of Operations – Segments

     Currently we are organized along two lines of business: Environmental Systems, and Separation Filtration Systems. The Company had three reportable segments – Environmental Systems, Separation Filtration Systems, and Boilers in fiscal 2003 and 2002. The Boiler segment was discontinued and its assets sold during the first quarter of fiscal 2004. See Note D – “Discontinued Operations” in the Notes to our Consolidated Financial Statements for further discussion on the Boiler segment. Segment information for fiscal 2002 has been restated on a comparable basis with fiscal 2003 and 2004.

     Revenues. The following table displays revenues by reportable segment (dollars in thousands).

	Fiscal Year Ended June 30,
	2004	%	2003	%	2002	%
Revenues
Environmental Systems	$28,096	47.0%	$37,511	57.8%	$65,539	69.1%
Separation Filtration Systems	31,665	53.0%	27,343	42.2%	29,341	30.9%

Total	$59,761	100.0	$64,854	100.0	$94,880	100.0

     Revenues from our Environmental Systems decreased $9.4 million, or 25.1%, in fiscal 2004, and decreased $28.0 million, or 42.7%, in fiscal 2003. Our Environmental Systems segment continues to be impacted by the slow-down in new power plant construction and regulatory uncertainties. We expect that spending for NOx reduction systems will increase in 2005 – 2008 as regulatory compliance deadlines come into effect over the next 5 years. We have experienced and continue to expect an increase in request for proposals, as users begin to implement their compliance plans. In addition, while the construction of new power plants has significantly declined over the past several years, we believe this portion of the Environmental Systems business will show improvement in 2006 – 2007, as older plants are retired/or modified and new plants are built to meet the growing demand for electricity both domestically and internationally.

     Separation Filtration Systems revenues increased by approximately $4.3 million, or 15.8% in fiscal 2004 and decreased by approximately $2.0 million, or 6.8% in fiscal 2003. We saw our domestic Separation Filtration Systems revenues increase by approximately $4.2 million, or 84.5% in fiscal 2004, compared to a decrease of $6.7 million, or 57.7% for fiscal 2003. The increase in our domestic revenues during fiscal 2004 can be attributed primarily to an increase in our nuclear/marine sales, which increased by $3.6 million, or 102.9%. The increase related primarily to life extension projects at several nuclear power plants and increased military spending. The decline in our domestic sales during fiscal 2003 related primarily to the economic weakness in the US economy. Our international revenues increased $100,000, or 0.6% in fiscal 2004, compared to an increase of $4.7 million, or 26.8% in fiscal 2003. The increase in our international revenues during fiscal 2004 can be attributed to an increase in our UK sales of approximately $2.5 million, which was offset by a decline in our Latin American sales of approximately $2.4 million, due to the economic and political uncertainties surrounding this area. The increase in international revenues during fiscal 2003, related primarily to the increase in sales through our UK subsidiary of $1.4 million, and an increase in international sales through our domestic operation of approximately $3.3 million.

     Segment Profit. The following table displays segment profit by reportable segment (dollars in thousands):

	Fiscal Year Ended June 30,
	2004	2003	2002
Segment profit
Environmental Systems	$4,133	$3,191	$13,556
Separation Filtration Systems	4,371	2,708	1,654

Total	8,504	5,899	15,210
Unallocated general and administrative expenses	(4,631)	(5,316)	(6,285)

Operating income	$3,873	$583	$8,925

     To measure segment profit, management uses segment revenues, less segment costs and expenses, before allocation of general and administrative costs. In the past, the Company did not allocate its manufacturing costs that were not fully absorbed to each individual segment. Starting in fiscal 2003, the Company began allocating all costs associated with the manufacture, sale and design of its products to each segment. The Company does not allocate its general and administrative expenses to individual segments. Fiscal 2002 segment profit information has been restated to conform to the fiscal 2004 and 2003 presentation.

     Environmental Systems profit in fiscal 2004 increased $942,000, or 29.5% over fiscal 2003. Profit in fiscal 2003 decreased $10.4 million, or 76.5% over fiscal 2002. As a percentage of Environmental Systems revenue, profit in Environmental Systems was 14.7%, 8.5% and 20.7%, in fiscal 2004, 2003 and 2002, respectively. The increase in our Environmental Systems profit margin during the fiscal 2004 related primarily to the decrease in start-up and commissioning costs of SCR projects, resulting from the Company’s project execution quality control program, and a reduction of operational expenses in connection with our organizational realignment and restructuring. The decline in our Environmental System profit margin during fiscal 2003 related primarily to the 42.7% drop in this segment’s revenues and the resulting impact on its operational overhead as a percentage of sales. In addition, start-up costs on several jobs were higher than initially budgeted which impacted this segment’s reported profits by approximately 4% (as a percentage of sales).

     Separation Filtration Systems profit in fiscal 2004 increased $1.7 million, or 61.4% over fiscal 2003. Profit in fiscal 2003 increased $1.1 million, or 63.7% over fiscal 2002. As a percentage of Separation Filtration Systems revenue, profit in Separation Filtration Systems was 13.8%, 9.9%, and 5.6%, in fiscal 2004, 2003 and 2002, respectively. The increase in the Separation Filtration Systems profit margins relates primarily to the changes in our sales mix during these periods.

     Market Outlook

     Environmental Systems. We expect that the spending for NOx reduction systems will increase in 2005 – 2008 as users implement their compliance plans as regulatory compliance deadlines come in to effect over the next 5 years. In addition, while the construction of new power plants has significantly declined over the last several years, we expect this market to improve in 2006 – 2007, as older plants are retired/or modified and new plants are built to meet the growing demand for electricity both domestically and internationally.

Separation Filtration Systems. The market for nuclear/marine products remains strong, and is expected to continue at such levels for at least the next 5 years, as nuclear power plants continue to invest in life extension projects and increased military spending occurs. The Nuclear Regulatory Commission estimates that by 2010, nearly 80% of nuclear power plants in the United States will be in the license renewal process. In addition, the increased demand for natural gas, both domestically and internationally, should also create new opportunities for our separator and filter products. One such opportunity is Liquified Natural Gas (LNG) and its associated gas processing facilities, which are currently being proposed in a number of areas to facilitate the transportation of LNG to the United States and other markets.

Contingencies

     The Company previously disclosed that a $2.2 million receivable (before allowance for doubtful accounts) due from a customer that had filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code was included in its discontinued operations. The Company obtained outside counsel to assist with the collection of this receivable and filed a statutory lien on the refinery where its equipment was installed. During the 2004 fiscal year, the Company and the project owner reached a settlement agreement whereby the parties agreed to release each other from any outstanding claims, the Company agreed to release its lien, and the project owner paid the outstanding unreserved balance due on the receivable.

     On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated the discontinued Boiler business of the Company under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and are seeking to recover approximately $1 million from ABCO. The Company has engaged outside counsel and believes that all, or a majority of the payments, fail to meet the applicable standards for avoidance under the Bankruptcy Code and otherwise applicable law, and that a number of defenses can be asserted that will negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss in not probable.

     From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.

Backlog

     The Company’s backlog of unfilled orders was approximately $34 million at June 30, 2004, compared to $40 million at June 30, 2003. Our backlog at June 30, 2004, when compared to our backlog at June 30, 2003, has been impacted by the completion of a substantial contract of approximately $6 million (original value of contract - $14 million), during the first part of fiscal 2004. Our Environmental Systems segment continues to be impacted by the effects of the slow down in new power plant construction. We expect that spending for NOx reduction systems will increase in 2005 – 2008 as users implement their compliance plans as regulatory deadlines approach, and we are continuing to see an increase request for proposals relating to such initiatives. In addition, while the construction of new power plants has seen a decline over the past several years, we believe this portion of the Environmental Systems business will improve in 2006 – 2007. The market for Peerless nuclear and marine products remains strong as nuclear power plants continue to invest in life extension projects and increased military spending occurs. The shortage of natural gas supplies is creating new opportunities for Peerless separators and filters, such as the production of LNG and the associated gas processing facilities.

Financial Position

     Assets. Total assets decreased by approximately $4.3 million, or 9.8%, from $43.8 million at June 30, 2003 to $39.5 million at June 30, 2004. The decrease in our assets during the fiscal year resulted primarily from the downturn in our business. At June 30, 2004, we held cash and cash equivalents of $4.1 million, had working capital of $20.7 million, and a current ratio of 2.4-to-1.0 This compares with cash and cash equivalents of $6.7 million, $17.8 million in working capital, and a current ratio of 1.8 to-1.0 at June 30, 2003.

     Liabilities and Shareholders’ Equity. Total liabilities decreased by approximately $6.7 million, or 31.2%, from $21.5 million at June 30, 2003 to $14.8 million at June 30, 2004. The decrease in liabilities related primarily to a decrease in our accounts payable of approximately $4.0 million and a decrease in our billings in excess of costs and earnings on uncompleted contracts of approximately $1.6 million see “Liquidity and Capital Resources” of Item 7). The increase in our equity of approximately $2.4 million, or 10.8%, from $22.3 million at June 30, 2003 to $24.7 million at June 30, 2004 resulted primarily from our earnings during the period. Our debt (total liabilities)-to-equity ratio improved from .96-to-1.0 at June 30, 2003 to .60-to-1.0 at June 30, 2004, reflecting the 31.2% reduction in our liabilities and the 10.8% increase in our equity during the period.

Liquidity and Capital Resources

     Our cash and cash equivalents were $4.1 million as of June 30, 2004, compared to $6.7 million at June 30, 2003. Cash used in operating activities during fiscal year 2004 was $4.3 million, compared to $5.7 million and $4.6 million being provided by operations during fiscal 2003 and fiscal 2002, respectively.

     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At June 30, 2004, the balance of these working capital accounts was $15.9 million compared to $7.9 million at June 30, 2003, reflecting an increase of our investment in these working capital items of $8.0 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the 2004 fiscal year, a greater percentage of the Company’s contracts in progress called for billings upon project shipment versus the attainment of certain milestones, which resulted in the increase in our investment in these working capital accounts. In addition, during fiscal year 2004, funds were provided by our operating profit and used to reduce our accrued expenses.

     Cash used in investing activities was approximately $98,000 for fiscal year 2004, compared to cash provided by investing activities of approximately $423,000 for fiscal 2003, and cash used of approximately $1.2 million in fiscal 2002. The use of cash during fiscal 2004 related primarily to capital refurbishments of our Denton and Abilene, Texas manufacturing facilities, offset by the redemption of a short-term investment. The cash provided during the 2003 fiscal year related primarily to the sale of 32 acres of undeveloped land in Wylie, Texas. The use of cash during fiscal 2002 related primarily to the refurbishment of our Abilene, Texas manufacturing facility and new technology equipment purchased during the year, offset by the proceeds from the sale of our Carrollton, Texas facility.

     Cash provided by financing activities was approximately $130,000 and $64,000 during fiscal 2004 and 2003, respectively, and related to the proceeds from the issuance of common stock, pursuant to employee stock options. Cash used during fiscal 2002 was approximately $1.4 million, and related to the payment of a $1.6 million note on our Abilene, Texas facility, offset by the proceeds from the issuance of common stock, pursuant to employee stock options, of approximately $236,000.

     Cash provided from our discontinued operations during the current period was approximately $1.8 million, compared to a use of cash from discontinued operations of approximately $900,000 and $3.1 million for fiscal 2003 and 2002, respectively. The cash provided during the current period can be attributed to the collection of a significant receivable due from a customer that had filed for a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies,” of this Report).

     As a result of the above factors, during fiscal year 2004, our cash and cash equivalents decreased by approximately $2.6 million, compared to an increase of approximately $5.3 million and a decrease of $1.2 million during fiscal 2003 and 2002, respectively.

     On October 31, 2003, we entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at June 30, 2004), and is secured by substantially all our domestic assets. At June 30, 2004, we had $3.5 million outstanding under stand-by letters of credit and no loans outstanding, leaving us availability under our credit facility of $9.0 million. The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of June 30, 2004, the Company was in compliance with all financial and other covenants under the credit facility.

     In addition, our UK subsidiary has a £2.0 million (approximately $3.6 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary assets, and is backed by a Peerless stand-by letter of credit of £1.3 million (approximately $2.3 million, which is included in the $3.5 million outstanding above) and expires on October 31, 2004. At June 30, 2004, there was approximately £1.44 million outstanding under this facility, leaving availability of approximately £560,000 (approximately $1 million).

     We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 30, 2004. The Company has no off-balance-sheet arrangements in place as of June 30, 2004.

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating lease obligations	$304	$114	$144	$11	$35
Purchase obligations (1)	7,503	7,503	—	—	—
Stand-by letters of credit (2)	6,105	3,058	2,059	988	—

Total contractual obligations	$13,912	$10,675	$2,203	$999	$35

(1)	Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2004. We believe that some of these obligations could be canceled for payment of a nominal penalty, or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify. In addition, the Company generally has contracts with its customers that minimize its exposure to losses for materials purchased within lead-times necessary to meet customer forecasts.

(2)	Included in the amount of stand-by letters of credit is an approximately $2.3 million stand-by letter of credit issued on the behalf of Peerless to guarantee the debenture agreement of its subsidiary, Peerless Europe Limited.

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

     Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependent upon the product involved and customary practices. In general, our warranties require us to repair or replace defective products during the warranty period at no cost to the customer. We attempt to back-up concurrent warranties for major component parts from our suppliers. As of each balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, due to a number of factors our estimated liability for product warranties could differ from actual warranty costs incurred in the future.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectibility of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, and discussions with our project managers and with the customers directly.

     Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. The Company regularly reviews inventory values on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected by management, adjustments to inventory valuations may be required.

New Accounting Standards

     In November 2002, Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance in this Issue was effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and whether, as a result, there is embedded more than one earnings process for revenue recognition purposes. The adoption of this pronouncement did not have a material impact on our financial condition or results of our operations.

     In April 2003, FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, and when a derivative contains a financing component and amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this pronouncement did not have a material impact on our financial condition or results of our operations.

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; and the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This Statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on our financial statements.

     In December 2003, the FASB revised FIN No. 46 (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to adopt FIN 46R for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have an interest in such entities based on its analysis and assessment.

Factors That May Affect Our Operating Results and Other Risk Factors

     Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity, and results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements will be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Report.

     Changes in the power generation industry and/or the economy could have an adverse impact on sales of our Environmental Systems and our operating results.

     The demand for our Environmental Systems depends to an extent on the continued construction of power generation plants and the upgrade of existing power plants. In fiscal 2004, approximately 47% of our consolidated revenues were derived from sales of Environmental Systems for new and refurbished power plants compared to approximately 58% for fiscal 2003. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of new power plants or a decline in the refurbishing of existing power plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Changes in the price, supply or demand for natural gas could have an adverse impact on our sales of Separation Systems and our operating results.

     A large portion of our separation filtration business is driven by the construction of natural gas production and transportation infrastructure. Increasing demand for natural gas may result in the construction of natural gas production facilities and facilities to transport the gas to its end destination (i.e., pipelines and LNG processing plants). Increasing prices of natural gas, while beneficial to exploration activities and the financing of new projects, can adversely impact demand. Excessive supply could also negatively impact the price of natural gas, which could discourage spending on new projects.

     Changes in current environmental legislation could have an adverse impact on the sale of our Environmental Systems and on our operating results.

     Our Environmental Systems business is primarily regulatory driven. Laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health have played a significant part in the increase use of Environmental Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. This business segment will be adversely impacted to the extent that current regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities minimize enforcement. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Competition could result in lower sales and decreased margins.

     We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales, but also a reduction in the prices we charge for our products. To remain competitive we must be able to not only anticipate or respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs, but also continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     We enter into fixed-priced contracts. If our actual costs exceed our original estimates, our profits will be reduced.

     The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increases in the cost, or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers or the payment of liquidated damages under fixed contracts would negatively impact our profits.

     Our backlog may not be indicative of our future revenue.

     Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog may not be indicative of our future revenues. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenues and profits from international sales could be adversely impacted.

     For fiscal 2004, revenue outside the United States represented approximately 42% of our consolidated revenues. In fiscal 2003, approximately 39% of our revenue was derived from sales outside the United States. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States.

     Our financial performance may vary significantly from period to period, making it difficult to estimate future revenue.

     Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our Environmental Systems contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical Separation Filtration Systems contracts, which tend to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in one period may not be indicative of our future performance.

     Our margins are affected by shifts in our product mix.

     Certain of our products have higher margins than others. Consequently, changes in the composition of our sales between products from quarter-to-quarter or from period-to-period can have a significant impact on our reported margins. Certain of our products also have a much higher internally manufactured cost component; and therefore, changes from quarter-to-quarter or from period-to-period can have a significant impact on our reported margins through a negative or positive impact on our manufacturing absorption. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Our products are covered by warranties. Unanticipated warranty costs for defective products could adversely affect our financial condition and results of operations and reputation.

     We provide warranties on our products generally for terms of three years or less. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits and could adversely affect our reputation. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report.

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

     We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As such, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. We mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” of this Report.

     Changes in billing terms can increase our exposure to working capital and credit risk.

     Our products are generally sold under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon the actual shipment of the product. The Company attempts to negotiate progress-billing milestones on all large contracts to help the Company manage the working capital and credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in the Company’s backlog from period to period can increase the Company’s requirement for working capital and can increase the Company’s exposure to credit risk. See Item 7 – “Management’s Discussion and Analysis and Results of Operations – Liquidity and Capital Resources” of this Report.

     The terms and conditions of our credit facility impose restrictions on our operations. We may not be able to raise additional capital, if needed.

     The terms and conditions of our current $12.5 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. The availability of our credit facility is also subject to certain financial covenants, including a prohibition against consecutive quarterly losses. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of June 30, 2004 we were in compliance with all financial and other covenants of our credit facility.

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

     Terrorist acts and acts of war may disrupt our operations, as well as our customers’ operations. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Any future terrorist activities, and any continued military or security operations could further weaken the global economy and create additional uncertainties forcing our customers to further reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United Stated dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivative transactions outstanding as of June 30, 2004.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Peerless Mfg. Co.

We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Grant Thornton LLP

Dallas, Texas
September 15, 2004

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	June 30,
	2004	2003
Current assets:
Cash and cash equivalents	$4,119	$6,680
Short-term investments	—	309
Accounts receivable-principally trade - net of allowance for doubtful accounts of $431 at June 30, 2004 and $402 at June 30, 2003	13,604	14,995
Inventories	3,106	3,215
Costs and earnings in excess of billings on uncompleted contracts	12,448	8,721
Deferred income taxes	1,165	1,445
Other	816	1,098
Current assets of discontinued operations	225	2,760

Total current assets	35,483	39,223
Property, plant and equipment - net	3,053	3,400
Other assets	930	989
Other assets of discontinued operations	9	151

Total assets	$39,475	$43,763

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2004	2003
Current liabilities:
Accounts payable	$9,791	$13,793
Billings in excess of costs and earnings on uncompleted contracts	399	2,027
Commissions payable	844	1,041
Income taxes payable	557	53
Product warranties	982	846
Accrued liabilities and other	1,923	2,828
Current liabilities of discontinued operations	306	864

Total current liabilities	14,802	21,452
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock - authorized, 10,000,000 shares of $1 par value; issued and outstanding, 3,013,684 and 2,998,534 shares at June 30, 2004 and 2003, respectively	3,014	2,999
Additional paid-in capital	1,884	1,771
Other, principally other comprehensive income	214	18
Retained earnings	19,561	17,523

Total shareholders’ equity	24,673	22,311

Total liabilities and shareholders’ equity	$39,475	$43,763

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year ended June 30,
	2004	2003	2002
Revenues	$59,761	$64,854	$94,880
Cost of goods sold	40,959	47,842	64,908

Gross profit	18,802	17,012	29,972
Operating expenses
Sales and marketing	6,158	5,926	7,411
Engineering and project management	4,140	5,187	7,351
General and administrative	4,631	4,833	6,285
Restructuring expense	—	483	—

	14,929	16,429	21,047

Operating income	3,873	583	8,925
Other expense (income)
Foreign exchange loss (gain)	101	(146)	(84)
Other income, net	(77)	(581)	(326)

	24	(727)	(410)

Earnings from continuing operations before income taxes	3,849	1,310	9,335
Income tax expense	1,447	399	3,256

Net earnings from continuing operations	2,402	911	6,079
Discontinued operations (Note D)
Loss from discontinued operations, (including gain on disposal of $140 for the year ended June 30, 2004)	(622)	(2,028)	(2,595)
Income tax benefit	(258)	(738)	(905)

Net loss from discontinued operations	(364)	(1,290)	(1,690)

Net earnings (loss)	$2,038	$(379)	$4,389

BASIC EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$0.80	$0.30	$2.04
Loss from discontinued operations	(0.12)	(0.43)	(0.57)

Basic earnings (loss) per share	$0.68	$(0.13)	$1.47

DILUTED EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$0.79	$0.30	$1.97
Loss from discontinued operations	(0.12)	(0.43)	(0.55)

Diluted earnings (loss) per share	$0.67	$(0.13)	$1.43

See accompanying notes to consolidated financial statements

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
	$ 1 Par		Unamortized Value	Other		Total
	Common	Paid-in	of Restricted	Comprehensive	Retained	Shareholder
	Stock	Capital	Stock Grants	Income (loss)	Earnings	Equity
Balances at July 1, 2001	$1,477	$2,804	$(35)	$(66)	$13,513	$17,693
Net earnings from continuing operations	—	—	—	—	6,079	6,079
Net loss from discontinued operations	—	—	—	—	(1,690)	(1,690)
Foreign currency translation adjustment	—	—	—	(16)	—	(16)

Total comprehensive income						4,373
Stock split (2-for-1)	1,477	(1,477)	—	—	—	—
Stock options exercised	37	180	—	—	—	217
Amortization of restricted stock grants	—	—	19	—	—	19
Income tax benefit related to restricted stock plan	—	213	—	—	—	213

Balance at June 30, 2002	2,991	1,720	(16)	(82)	17,902	22,515
Net earnings from continuing operations	—	—	—	—	911	911
Net loss from discontinued operations	—	—	—	—	(1,290)	(1,290)
Foreign currency translation adjustment	—	—	—	103	—	103

Total comprehensive income (loss)						(276)
Stock options exercised	11	53	—	—	—	64
Stock grant forfeiture	(3)	(16)	8	—	—	(11)
Amortization of restricted stock grants	—	—	5	—	—	5
Income tax benefit related to restricted stock plan	—	14	—	—	—	14

Balance at June 30, 2003	2,999	1,771	(3)	21	17,523	22,311
Net earnings from continuing operations	—	—	—	—	2,402	2,402
Net loss from discontinued operations					(364)	(364)
Foreign currency translation adjustment	—	—	—	193	—	193

Total comprehensive income						2,231
Stock options exercised	15	83	—	—	—	98
Amortization of restricted stock grants	—	—	3	—	—	3
Income tax benefit related to restricted stock plan	—	30	—	—	—	30

Balance at June 30, 2004	$3,014	$1,884	$—	$214	$19,561	$24,673

See accompanying notes to consolidated financial statements

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$2,038	$(379)	$4,389
Net loss from discontinued operations	364	1,290	1,690

Net earnings from continuing operations	2,402	911	6,079
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	754	759	683
Deferred income taxes	280	(503)	(393)
Bad debt expense	39	124	133
Foreign exchange (gain) loss	101	(146)	(84)
Gain on sales on property and equipment	—	(473)	(267)
Other	—	7	213
Changes in operating assets and liabilities
Accounts receivable	1,393	6,747	981
Inventories	110	63	(1,360)
Costs and earnings in excess of billings on uncompleted contracts	(3,705)	798	(3,191)
Other current assets	284	(357)	12
Other assets	59	(581)	405
Accounts payable	(3,971)	2,578	1,793
Billings in excess of costs and earnings uncompleted contracts	(1,628)	(1,895)	(775)
Commissions payable	(197)	(395)	2
Product warranties	136	218	235
Income taxes payable	504	(713)	(988)
Accrued liabilities and other	(889)	(1,395)	1,103

	(6,730)	4,836	(1,498)

Net cash provided by (used in) operating activities of continuing operations	(4,328)	5,747	4,581
Cash flow from investing activities:
Net proceeds from short-term investments	309	(2)	(7)
Net purchases of property and equipment	(407)	425	(1,213)

Net cash provided by (used in) investing activities of continuing operations	(98)	423	(1,220)
Cash flows from financing activities:
Proceeds from sale of common stock	130	64	236
Payments on long-term borrowings		—	(1,600)

Net cash provided by (used in) financing activities of continuing operations	130	64	(1,364)
Net cash provided by (used in) discontinued operations	1,755	(893)	(3,146)
Effect of exchange rate changes on cash and cash equivalents	(20)	(47)	(42)

Net increase (decrease) in cash and cash equivalents	(2,561)	5,294	(1,191)
Cash and cash equivalents at beginning of period	6,680	1,386	2,577

Cash and cash equivalents at end of period	$4,119	$6,680	$1,386

Supplemental information on cash flow:
Interest paid	$—	$—	$123
Income taxes paid	$128	$834	$3,402

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Peerless Mfg. Co. designs, engineers, and manufactures specialized products for the removal of contaminants from gases and liquids and for air pollution abatement. The Company’s products are manufactured principally at plants located in Texas and are sold worldwide with the principal markets located in North America and Europe. Primary customers are equipment manufacturers, engineering contractors and operators of power plants.

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

Accounts Receivable

The Company’s accounts receivable are due from companies in various industries. Credit is extended based on evaluation of the customer’s financial condition and, generally collateral is not required except on credit extension to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for uncollectible accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

Changes in the Company’s allowance for uncollectible accounts are as follows:

	Year Ended June 30,
	2004	2003	2002
Balance at beginning of year	$402	$354	$297
Bad debt expense	39	124	133
Accounts written off, net	(10)	(76)	(76)

Balance at end of year	$431	$402	$354

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company regularly reviews inventory values on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.

Depreciable Assets

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (generally 3 to 7 years), principally by the straight-line method. Routine maintenance costs are expensed as incurred. Major improvements that extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and amortized over the shorter of the estimated life or the lease term.

Warranty Costs

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the revenue is recognized based on historical experience, expectation of future conditions, and the extent of backup concurrent supplier warranties in place.

Revenue Recognition

The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”

The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

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

At June 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year ended June 30,
	2004	2003	2002
Net earnings (loss), as reported	$2,038	$(379)	$4,389
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(161)	(117)	(115)

Pro forma net earnings (loss)	$1,877	$(496)	$4,274

Earnings (loss) per share:
Basic - as reported	$0.68	$(0.13)	$1.47

Basic - pro forma	$0.63	$(0.17)	$1.44

Diluted - as reported	$0.67	$(0.13)	$1.43

Diluted - pro forma	$0.62	$(0.16)	$1.39

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Foreign Currency

All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of operations items are translated at the weighted average exchange rates for the year. The resulting translations adjustments are made directly to a separate component of stockholders’ equity, gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items.

Long-Lived Assets

In accordance with statement on Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews it long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the discounted cash flows associated with the asset.

Stock Split

In September 2001 the board of directors approved a two-for-one stock split of the Company’s common stock effected in the form of a 100% stock dividend, which was distributed on October 18, 2001, to shareholders of record on October 8, 2001. All share and per share amounts have been restated to give retroactive effect to the stock split. In addition, all references in the Consolidated Financial Statements and Notes to Consolidated Financial Statements, to weighted average number of shares, per share amounts, cash dividends, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

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

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Reclassification

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE B. NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, Financial Accounting Standards Board (“FASB’) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance in this Issue was effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and whether, as a result, there is embedded more than one earnings process for revenue recognition purposes. The adoption of this pronouncement did not have a material impact on our financial condition or results of our operations.

     In April 2003, FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, and when a derivative contains a financing component and amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this pronouncement did not have a material impact on our financial condition or results of our operations.

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. Statement No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; and the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This Statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on our financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE B. NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

In December 2003, the FASB revised FIN No. 46 (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to adopt FIN 46R for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have an interest in such entities based on its analysis and assessment.

NOTE C. CONCENTRATIONS OF CREDIT RISK

The Company closely monitors the creditworthiness of its customers. Significant portions of the Company’s sales are to customers who place large orders for custom systems and customers whose activities are related to the electrical generation and oil and gas industries, including some who are located in other countries. The Company generally requires progress payments, but may extend credit to some of its customers. The Company’s exposure to credit risk is also affected to some degree by conditions within the electrical generation and oil and gas industries. When sales are made to smaller international enterprises, the Company generally requires progress payments or an appropriate guarantee of payment, such as a letter of credit from a financial institution.

The Company is not dependent upon any single customer or group of customers in either of our two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variance in its major customers. During fiscal 2004, one customer accounted for approximately 10% of its consolidated revenues, and in fiscal years 2003 and 2002, different customers accounted for approximately 16% and 15% of its total consolidated revenues, respectively.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE D. DISCONTINUED OPERATIONS

During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture, and the Company sold certain assets of its Boiler business segment with a net book value of approximately $110, for $250, resulting in a gain on disposal of $140.

The following represents a summary of operating results and the gain on disposition of the Boiler segment presented as discontinued operations:

	For the years ended June 30,
	2004	2003	2002
Revenues	$360	$4,316	$14,576
Cost of goods sold	833	4,711	13,623

Gross margin (loss)	(473)	(395)	953
Operating expenses	289	1,680	3,610

Operating loss	(762)	(2,075)	(2,657)
Other income	—	47	62
Income tax benefit	(306)	(738)	(905)

Net loss from operations	(456)	(1,290)	(1,690)
Gain on disposal, net of taxes	92	—	—

Net loss	$(364)	$(1,290)	$(1,690)

Diluted loss per share
Net loss from operations	$(0.15)	$(0.43)	$(0.55)

Net gain on disposal	$0.03	$—	$—

Net loss	$(0.12)	$(0.43)	$(0.55)

     The current and non-current assets and liabilities of the discontinued boiler segment are as follows:

	June 30,	June 30,
	2004	2003
Accounts receivable, principally trade - net of allowance for uncollectible accounts of $10 at June 30, 2004 and $650 at June 30, 2003	$225	$2,631
Costs and earnings in excess of billings on uncompleted contracts	—	129

Current assets of discontinued operations	225	2,760
Equipment, net	9	30
Other	—	121

Total assets of discontinued operations	$234	$2,911

Accounts payable	$—	$336
Commissions payable	6	78
Product warranties and start-up reserves	300	450

Total current liabilities of discontinued operations	$306	$864

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE E. INVENTORIES

     Principal components of inventories are as follows:

	June 30,
	2004	2003
Raw materials	$2,630	$2,444
Work in progress	427	581
Finished goods	245	312

	3,302	3,337
Reserve for obsolete and slow-moving inventory	(196)	(122)

	$3,106	$3,215

     Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Year Ended June 30,
	2004	2003	2002
Balance at beginning of year	$122	$45	$—
Additions	74	77	45
Amounts written off	—	—	—

Balance at end of year	$196	$122	$45

NOTE F. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows:

	June 30,
	2004	2003
Buildings & improvements	$3,969	$3,827
Equipment	4,137	4,019
Furniture and fixtures	3,097	2,944

	11,203	10,790
Less accumulated depreciation	(8,893)	(8,133)

	2,310	2,657
Land	743	743

	$3,053	$3,400

Depreciation expense for the years ended June 30, 2004, 2003 and 2002 totaled $754, $759, and $683, respectively.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE G. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     The components of uncompleted contracts are as follows:

	June 30,
	2004	2003
Costs incurred on uncompleted contracts and estimated earnings	$44,348	$29,339
Less billings to date	(32,299)	(22,645)

	$12,049	$6,694

     The components of uncompleted contracts are reflected in the balance sheets are as follows:

	June 30,
	2004	2003
Costs and earnings in excess billings on uncompleted contracts	$12,448	$8,721
Billings in excess of costs and earnings on uncompleted contracts	(399)	(2,027)

	$12,049	$6,694

NOTE H. LINE OF CREDIT

The Company maintains a $12.5 million revolving line of credit facility for working capital requirements that expires in October 31, 2006. The credit line carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (Euros plus 1.75% at June 30, 2004), and is secured by substantially all of the Company’s assets. As of June 30, 2004, the Company had no outstanding balances under the credit line, and $3.5 million outstanding under stand-by letters of credit, leaving $9.0 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of June 30, 2004, the Company was in compliance with all financial and other covenants of the loan agreement.

In addition, our UK subsidiary has a £2.0 million (approximately $3.6 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary assets, and is backed by a Peerless stand-by letter of credit of £1.3 million (approximately $2.3 million, which is included in the $3.5 million outstanding above) and expires on October 31, 2004. At June 30, 2004, there was approximately £1.44 million outstanding under this facility, leaving availability of approximately £560,000 (approximately $1 million).

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE I. PRODUCT WARRANTIES

The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed upon specifications at the time of delivery and typically for a period of 12 to 18 months from the date of customer acceptance, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from its suppliers. The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product revenue is recognized. Revision to the estimated product warranties is made when necessary, based on changes in these factors. Product warranty activity is as follows:

	Year Ended June 30,
	2004	2003	2002
Balance at beginning of period	$846	$627	$392
Provision for warranty expenses	880	1,157	980
Warranty charges	(744)	(938)	(745)

Balance at end of period	$982	$846	$627

NOTE J. CONTINGENCIES

On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated the discontinued Boiler business under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code. The plaintiffs are seeking to recover approximately $1 million from ABCO. The Company believes that all or a majority of the payments fail to meet the applicable standards for avoidance under the Bankruptcy Code and otherwise applicable law, and that a number of defenses can be asserted that will negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss in not probable.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.

NOTE K. SHAREHOLDERS’ EQUITY

The Company had a 1985 restricted stock plan (the 1985 Plan), which expired in December 2000, under which 150,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan generally vest ratably over a three to five-year period. Compensation expense

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

NOTE K. SHAREHOLDERS’ EQUITY - CONTINUED

for stock grants is charged to earnings over the restriction period and amounted to $3, $5 and $19 in fiscal 2004, 2003, and 2002, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.

In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 240,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. At June 30, 2004, 21,900 shares of common stock were available for issuance under the 1995 Plan.

In January 2002, the Company adopted a stock option and restricted stock plan (the 2001 Plan), which provides for a maximum of 250,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. At June 30, 2004, 137,300 shares of common stock were available for issuance under the 2001 Plan.

Additional information with respect to options outstanding under the plans is as follows:

	Number of	Weighted
	shares	average
	underlying	exercise
	Options	Price
Outstanding at July 1, 2001	182,600	$5.79
Granted	68,500	19.17
Exercised	(36,150)	5.96
Canceled	(3,000)	19.50

Outstanding at June 30, 2002	211,950	9.89
Granted	4,000	9.85
Exercised	(10,400)	6.17
Canceled	(18,800)	14.91

Outstanding at June 30, 2003	186,750	9.59
Granted	67,300	12.32
Exercised	(15,150)	6.38
Canceled	(16,300)	15.52

Outstanding at June 30, 2004	222,600	10.20

Options exercisable at June 30, 2002	129,700	$7.07

Options exercisable at June 30, 2003	142,850	$8.13

Options exercisable at June 30, 2004	153,500	$8.95

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

NOTE K. SHAREHOLDERS’ EQUITY - CONTINUED

Weighted average fair value per share of options granted:

Year ended June 30, 2002	$9.00
Year ended June 30, 2003	$5.46
Year ended June 30, 2004	$6.44

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 54% for fiscal 2004, 69% for fiscal 2003, and 48% to 49% for fiscal 2002; risk-free interest rates of 4.0% for fiscal 2004, 4.0% for fiscal 2003 and 4.0% to 4.2% for fiscal 2002; dividend yield of 0% in fiscal years 2004, 2003 and 2002; and expected lives of five to seven years.

The following table summarizes information about stock options at June 30, 2004:

     Outstanding

			Weighted
Range of	Number	Weighted average remaining	average
Exercise Prices	outstanding	contractual life (in years)	exercise price
$4.625 - $4.6250	32,000	1.6	4.63
$5.313 - $5.9380	18,500	3.8	5.36
$6.000 - $6.6880	60,400	6.2	6.18
$9.850 - $10.750	15,000	8.9	10.57
$12.64 - $12.900	54,500	9.4	12.66
$16.94 - $19.500	42,200	7.4	18.98

	222,600

     Exercisable

			Weighted
Range of	Number	Weighted average remaining	average
Exercise Prices	outstanding	contractual life (in years)	exercise price
$4.625 - $4.6250	32,000	1.6	4.63
$5.313 - $5.9380	18,500	3.8	5.36
$6.000 - $6.6880	54,900	6.2	6.17
$9.850 - $10.750	3,000	8.9	9.85
$12.64 - $12.900	16,000	9.4	12.71
$16.94 - $19.500	29,100	7.4	19.09

	153,500

     On May 21, 1997 the Company adopted a Rights Agreement (the “Agreement”) pursuant to which each outstanding share of the Company’s common stock received, as a dividend, one purchase right (a “Right”). The Rights become exercisable only in the event that a person or group of affiliated persons (an “Acquiring Party”) acquires, or obtains the right to acquire, beneficial ownership of 20% or more of the Company’s common stock, or commences a tender offer or exchange offer that would result in an

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE K. SHAREHOLDERS’ EQUITY - CONTINUED

Acquiring Party owning 20% or more of the Company’s common stock, and such transaction has not been approved by the Company’s Board of Directors (a “Triggering Event”). The Agreement was amended on August 23, 2001 to, among other things, set the purchase price of a Right at $200.00, which subsequently was adjusted to $100.00 to give effect to a two-for-one stock split on October 18, 2001 (the “Purchase Price”).

     In general, when a Triggering Event has occurred, the holders of the Rights can purchase from the Company, for the Purchase Price, a certain number of shares of Common Stock having a market value of two times the Purchase Price, in other words, at a 50% discount, or in the event the Company’s common stock would be cancelled, the holders may purchase stock of the acquiring entity at a 50% discount. Alternatively, the Board may distribute the net economic impact of the Rights. In addition, after a Triggering Event, and at the Board’s discretion, the Rights may be redeemed for $.01 per Right. The Rights expire in May 2007.

NOTE L. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company’s contribution expense for the years ended June 30, 2004, 2003 and 2002 was approximately $229, $249, and $282, respectively.

NOTE M. INCOME TAXES

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	June 30,
	2004	2003
Deferred tax assets
Inventories	$136	$70
Net operating loss carryforwards	212	228
Accrued expenses	712	1,027
Accounts receivable	162	386
Other	3	49

	1,225	1,760
Deferred tax liabilities
Property, plant and equipment	(48)	(303)
Other	(4)	(4)

	(52)	(307)

Net deferred tax asset	$1,173	$1,453

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE M. INCOME TAXES - CONTINUED

At June 30, 2004 the Company had State net operating loss carry-forwards of approximately $8.0 million. The Company has determined that no valuation allowance is required on the net operating loss carry-forwards as it is more likely than not that sufficient taxable income will be generated by the subsidiary in the applicable state to realize the deferred tax asset. The operating loss carry-forwards by expiry date and related deferred assets are as follows:

Expiration		Deferred
Date/	Carry-	Tax
Fiscal Year	Forward	Asset
2006	$662	$17
2007	3,299	87
2008	2,107	55
2009	1,910	50

	$7,978	$209

Deferred tax assets and liabilities included in the balance sheet are as follows:

	June 30,
	2004	2003
Current deferred tax asset	$1,165	$1,445
Non-current deferred tax asset	8	8

	$1,173	$1,453

The provision (benefit) for income taxes consists of the following:

	Year ended June 30,
	2004	2003	2002
Federal tax expense
Current	$698	$(117)	$2,136
Deferred	266	(503)	(399)
State tax expense	96	51	523
Foreign tax expense
Current	115	230	85
Deferred	14	—	6

	$1,189	$(339)	$2,351

Income tax expense - continuing operations	$1,447	$399	$3,256
Income tax benefit - discontinued operations	(258)	(738)	(905)

Income tax expense (benefit)	$1,189	$(339)	$2,351

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE M. INCOME TAXES - CONTINUED

The income tax expense (benefit) varies from the federal statutory rate due to the following:

	Year ended June 30,
	2004	2003	2002
Income tax expense (benefit) at federal statutory rate	$1,097	$(244)	$2,292
Increase (decrease) in income tax expense resulting from
State tax, net of federal effect	96	(21)	200
Foreign sales income exclusions	(26)	(22)	(83)
Effect of lower foreign tax rate	(36)	(43)	(78)
Other	58	(9)	20

Income tax expense (benefit)	$1,189	$(339)	$2,351

NOTE N. EARNINGS PER SHARE

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

	Year ended June 30,
	2004	2003	2002
Net earnings from continuing operations	$2,402	$911	$6,079
Loss from discontinued operations	(364)	(1,290)	(1,690)

Net earnings (loss)	$2,038	$(379)	$4,389

Basic weighted average common shares outstanding	3,003	2,996	2,978
Effect of dilutive options	41	17	102

Diluted weighted average common shares outstanding	3,044	3,013	3,080

Net earnings (loss) per share - basic:
Earnings from continuing operations	$0.80	$0.30	$2.04
Loss from discontinued operations	(0.12)	(0.43)	(0.57)

Net earnings (loss) per share	$0.68	$(0.13)	$1.47

Net earnings (loss) per share - diluted:
Earnings from continuing operations	$0.79	$0.30	$1.97
Loss from discontinued operations	(0.12)	(0.43)	(0.55)

Net earnings (loss) per share	$0.67	$(0.13)	$1.43

For fiscal 2004, 2003 and 2002, stock options covering approximately 90, 27 and 30 shares, respectively were excluded in the computations of diluted earnings per share because their effect was antidilutive.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE O. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: Environmental Systems and Separation Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system. The Separation Filtration Systems segment produces various types of separators and filters used for removing liquids and solids from gases and air. This segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products.

Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. In the past, the Company did not allocate its unabsorbed manufacturing costs to each individual segment. Starting in fiscal year 2003, the Company started allocating all costs associated with the manufacture, sale and design of its products to each segment. Fiscal year 2002 information has been restated to conform to fiscal years 2003 and 2004 presentation. Segment information and reconciliation to operating profit for the years ended June 30, 2004, 2003, and 2002 are presented below. Note that the Company does not allocate general and administrative expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

		Separation
	Environmental	Filtration	Unallocated
	Systems	Systems	Overhead	Consolidated
2004
Net sales from customers	$28,096	$31,665	$—	$59,761
Segment profit (loss)	4,133	4,371	(4,631)	3,873
2003
Net sales from customers	$37,511	$27,343	$—	$64,854
Segment profit (loss)	3,191	2,708	(5,316)	583
2002
Net sales from customers	$65,539	$29,341	$—	$94,880
Segment profit (loss)	13,556	1,654	(6,285)	8,925

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE O. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION – CONTINUED

The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the years ended June 30, 2004, 2003 and 2002 is as follows:

	United
	States	Europe	Eliminations	Consolidated
2004
Net sales to unaffiliated customers	$48,589	$11,172	$—	$59,761
Transfers between geographic areas	2,369	—	(2,369)	—

Total	$50,958	$11,172	$(2,369)	$59,761

Identifiable long-lived assets	$2,964	$89	$—	$3,053

2003
Net sales to unaffiliated customers	$55,823	$9,031	$—	$64,854
Transfers between geographic areas	809	—	(809)	—

Total	$56,632	$9,031	$(809)	$64,854

Identifiable long-lived assets	$3,329	$71	$—	$3,400

2002
Net sales to unaffiliated customers	$87,210	$7,670	$—	$94,880
Transfers between geographic areas	962	—	(962)	—

Total	$88,172	$7,670	$(962)	$94,880

Identifiable long-lived assets	$4,058	$54	$—	$4,112

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.

Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE P. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION – UNAUDITED

The following tables represent the unaudited quarterly financial data of the Company for fiscal years 2004 and 2003.

	Year ended June 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	16,807	16,429	13,491	13,034	59,761
Gross profit	4,806	4,545	4,812	4,639	18,802
% of revenues	28.6%	27.7%	35.7%	35.6%	31.5%
Operating income	1,151	821	896	1,005	3,873
% of revenues	6.8%	5.0%	6.6%	7.7%	6.5%
Net earnings from continuing operations	740	609	555	498	2,402
% of revenues	4.4%	3.7%	4.1%	3.8%	4.0%
Net earnings (loss) from discontinued operations	65	(142)	(117)	(170)	(364)
% of revenues	0.4%	-0.9%	-0.9%	-1.3%	-0.6%
Net earnings	805	467	438	328	2,038
% of revenues	4.8%	2.8%	3.2%	2.5%	3.4%
Basic earnings (loss) per share*
Earnings from continuing operations	$0.25	$0.20	$0.18	$0.17	$0.80
Net earnings (loss) from discontinued operations	$0.02	($0.05)	($0.04)	($0.06)	($0.12)
Net earnings	$0.27	$0.16	$0.15	$0.11	$0.68
Diluted earnings (loss) per share*
Earnings from continuing operations	$0.24	$0.20	$0.18	$0.16	$0.79
Net earnings (loss) from discontinued operations	$0.02	($0.05)	($0.04)	($0.06)	($0.12)
Net earnings	$0.26	$0.15	$0.14	$0.11	$0.67

*	Certain earnings per share amounts may not total due to rounding.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

NOTE P. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION – UNAUDITED

	Year ended June 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	13,276	20,011	12,822	18,745	64,854
Gross profit	3,273	4,476	3,637	5,626	17,012
% of revenues	24.7%	22.4%	28.4%	30.0%	26.2%
Operating income (loss)	(1,653)	675	(151)	1,712	583
% of revenues	-12.5%	3.4%	-1.2%	9.1%	0.9%
Net earnings (loss) from continuing operations	(1,055)	468	(56)	1,554	911
% of revenues	-7.9%	2.3%	-0.4%	8.3%	1.4%
Net loss from discontinued operations	(288)	$(494)	$(319)	$(189)	(1,290)
% of revenues	-2.2%	-2.5%	-2.5%	-1.0%	-2.0%
Net earnings (loss)	(1,343)	$(26)	$(375)	$1,365	(379)
% of revenues	-10.1%	-0.1%	-2.9%	7.3%	-0.6%
Basic earnings (loss) per share*
Earnings (loss) from continuing operations	($0.35)	$0.16	($0.02)	$0.52	$0.30
Net loss from discontinued operations	($0.10)	($0.17)	($0.11)	($0.06)	($0.43)
Net earnings (loss)	($0.45)	($0.01)	($0.13)	$0.46	($0.13)
Diluted earnings (loss) per share*
Earnings (loss) from continuing operations	($0.35)	$0.15	($0.02)	$0.51	$0.30
Net loss from discontinued operations	($0.10)	($0.16)	($0.11)	($0.06)	($0.43)
Net earnings (loss)	($0.45)	($0.01)	($0.13)	$0.45	($0.13)

*	Certain earnings per share amounts may not total due to rounding.

NOTE Q. OTHER INFORMATION

The Company’s Earnings (Loss) Before Income Taxes is As Follows:

	Year ended June 30,
	2004	2003	2002
Continuing Operations
United States	$3,366	$595	$8,841
Europe	483	715	494

	3,849	1,310	9,335
Discontinued Operations – U.S.	(622)	(2,028)	(2,595)

	$3,227	$(718)	$6,740

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No matter requires disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion.

     There was no change in the Company’s internal controls over financial reporting identified in connection with that evaluation that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     No matter requires disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning “Executive Officers of the Registrant” is incorporated by reference to the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders.

     Information regarding the Company’s Code of Ethics and its Audit Committee are included below. The remaining information required by Item 10, is incorporated by reference to the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders.

Code of Ethics

     The Company has adopted a Code of Conduct for Directors and Employees (the “Code”). The Code is posted on the Company’s Internet website at http//:www.peerlessmfg.com (under “Investor Relations”) and applies to the Company’s principal executive officer and senior financial officer, including the principal financial officer, the principal accounting officer and others performing similar functions. If we make any substantive amendments to the Code, or grant any waivers to the Code for any of our senior officers or directors, we will disclose such amendment or waiver on our website and in a report on Form 8-K.

     The Company undertakes to provide any person without charge, a copy of the Code. Request should be submitted in writing to the attention of Ms. Susan Banner at 2819 Walnut Hill Lane, Dallas, Texas 75229.

Information About the Audit Committee

     The Company’s Board of Directors has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Act of 1934, as amended. The current members of the audit committee are: Bernard S. Lee, Joseph V. Mariner, Jr. and Donald A. Sillers, Jr. The Board of directors of the Company has determined that all members of the audit committee are financial experts as defined by Item 401(h) of SEC Regulation S-K. Each member of the audit committee has been determined by the Board of Directors to be independent as defined under the rules of the NASDAQ Stock Market.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 13 is hereby incorporated by reference to the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by Item 12, as to certain beneficial owners and management, is incorporated by reference to the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders.

The following table provides information about securities authorized for issuance under the Company’s equity compensation plans:

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be	Weighted-	compensation
	issued upon	average	plans (excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	222,600	$10.20	159,200
Equity compensation plans not approved by security holders	—	—	—

Total	222,600	$10.20	159,200

(1) Includes the 1995 Stock Option and Restricted Stock Plan and the 2001 Stock Option and Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference to the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     All information required by Item 14, is hereby incorporated by reference to the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1)	The following audited consolidated financial statements of Peerless Mfg. Co. and Subsidiaries are included in Part II, Item 8, of this Report.

Report of Independent Certified Public Accountants
Consolidated Balance Sheets at June 30, 2004 and 2003
Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a)(2)	The following financial statement schedule of Peerless Mfg. Co. and Subsidiaries is included.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

See the exhibit index, which is included in this Report beginning on page 55.

(b)	Reports on Form 8-K

On May 13, 2004, the Registrant filed a Report on Form 8-K to furnish a press release announcing its financial results for the third quarter of the fiscal year ending June 30, 2004, which information was “furnished” and not “filed” with the SEC.

On September 17, 2004, the Registrant filed a Report on Form 8-K to furnish a press release announcing its financial results for the fiscal year ending June 30, 2004, which information was “furnished” and not “filed” with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEERLESS MFG. CO.

By: /s/ SHERRILL STONE
Sherrill Stone
Chairman of the Board and Chief Executive Officer
Date: September 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2004.

/s/ SHERRILL STONE Sherrill Stone	Chairman of the Board and Chief Executive Officer

/s/ RICHARD L. TRAVIS, JR. Richard L. Travis, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BERNARD S. LEE Bernard S. Lee	Director

/s/ J.V. MARINER, JR. J. V. Mariner, Jr.	Director

/s/ R. CLAYTON MULFORD R. Clayton Mulford	Director

/s/ DONALD A. SILLERS, JR. Donald A. Sillers, Jr	Director

INDEX TO EXHIBITS

No.	Exhibit Description
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q, for the quarter ended December 31, 2003, and incorporated herein by reference).

4(a)	Rights Agreement between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 0-05214), dated May 22, 1997, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A, dated August 30, 2001, and incorporated herein by reference).

10(a)	Incentive Compensation Plan effective January 1, 1981, as amended January 23, 1991 (filed as Exhibit 10(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1991, and incorporated herein by reference).

10(b)	Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan (filed as Exhibit 10(h) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

10(c)	Amendment to Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan dated November 11, 1999 (filed as Exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999, and incorporated herein by reference).

10(d)	Peerless Mfg. Co. 2001 Stock Option and Restricted Stock Plan (filed as Appendix B to our Proxy Statement on Schedule 14A dated October 24, 2001, and incorporated herein by reference).

10(e)	Asset Purchase Agreement dated February 25, 2000, by and between PMC Acquisition, Inc. and ABCO Industries, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated February 25, 2000, and incorporated herein by reference).

10(f)	Credit Agreement, Guaranty Agreement, Master Revolving Note, and Security Agreement each dated as of October 30, 2003, by and between Peerless Mfg. Co. and Comerica Bank (filed as Exhibits 10(a) through 10(d) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10(g)	Employment Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(i) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

INDEX TO EXHIBITS – CONTINUED

No.	Exhibit Description
10(h)	Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(k) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

10(i)	Employment Agreement dated February 4, 2002, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10(m) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2002 and, incorporated herein by reference).

10(j)	Agreement dated February 2, 2002, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10(n) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2002, and incorporated herein by reference).

10 (k)	Amendment dated August 12, 2002 to Employment Agreement dated February 4, 2002, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10(n) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

10 (l)	Agreement dated August 12, 2002, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10(o) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

10 (m)	Employment Agreement dated July 16, 2003, by and between Peerless Mfg. Co. and William T. Strohecker (filed as Exhibit 10(m) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2003, and incorporated herein by reference).

10 (n)	Agreement dated July 16, 2003, by and between Peerless Mfg. Co. and William T. Strohecker (filed as Exhibit 10(n) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2003, and incorporated herein by reference).

10 (o)	Employment Agreement dated October 10, 2003, by and between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10 (p)	Employment Agreement dated October 10, 2003, by and between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10(e) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10 (q)	Employment Agreement dated July 1, 2004, by and between Peerless Mfg. Co. and G. Darwyn Cornwell. *

21	Subsidiaries of Peerless Mfg. Co. *

23	Consent of Grant Thornton LLP. *

INDEX TO EXHIBITS – CONTINUED

No.	Exhibit Description
31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer. *

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer. *

32(a)	Section 1350 Certification of Chief Executive Officer. **

32(b)	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith

**	Furnished herewith