Form 10-Q
period 2004-09-30
PEERLESS MANUFACTURING CO
filed 2004-11-15
CIK 76954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

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

Yes            No      X

As of November 11, 2004, there were 3,032,184 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,033	$4,119
Accounts receivable — principally trade — net of allowance of uncollectible accounts of $231 at September 30, 2004 and $431 at June 30, 2004	13,699	13,604
Inventories	3,320	3,106
Costs and earnings in excess of billings on uncompleted contracts	11,923	12,448
Deferred income taxes	1,165	1,165
Other — net	956	816
Assets of discontinued operations	216	225

Total current assets	35,312	35,483
Property, plant and equipment — net	3,001	3,053
Other assets	730	930
Other assets of discontinued operations	9	9

	$39,052	$39,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable — trade	10,205	9,791
Billings in excess of costs and earnings on uncompleted contracts	876	399
Commissions payable	847	844
Income taxes payable	—	557
Product warranties	980	982
Accrued liabilities and other	1,227	1,923
Liabilities of discontinued operations	215	306

Total current liabilities	14,350	14,802
Shareholders’ equity
Common stock	3,024	3,014
Additional paid-in capital	2,040	1,884
Other	205	214
Retained earnings	19,433	19,561

Total shareholders’ equity	24,702	24,673

Total liabilities and shareholders’ equity	$39,052	$39,475

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2004	2003
Revenues	$11,218	$16,807
Cost of goods sold	8,003	12,001

Gross profit	3,215	4,806
Operating expenses
Sales and marketing	1,475	1,603
Engineering and project management	951	1,094
General and administrative	1,055	958

	3,481	3,655

Operating income (loss)	(266)	1,151
Other income (expense)
Foreign exchange gain (loss)	61	(47)
Other income — net	40	17

	101	(30)

Earnings (loss) from continuing operations before income taxes	(165)	1,121
Income tax expense (benefit)	(56)	381

Net earnings (loss) from continuing operations	(109)	740
Discontinued operations (Note 7)
Earnings (loss) from discontinued operations (including gain on disposal of $0 and $140 in 2004 and 2003, respectively)	(30)	99
Income tax expense (benefit)	(10)	34

Net earnings (loss) from discontinued operations	(20)	65

Net earnings (loss)	$(129)	$805

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.04)	$0.25
Earnings (loss) from discontinued operations	(0.01)	0.02

Basic earnings (loss) per share	$(0.04)	$0.27

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.04)	$0.24
Earnings (loss) from discontinued operations	(0.01)	0.02

Diluted earnings (loss) per share	$(0.04)	$0.26

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(129)	$805
Net earnings (loss) from discontinued operations	(20)	65

Net earnings (loss) from continuing operations	(109)	740
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	171	191
Bad debt expense	22	(81)
Foreign exchange (gain) loss	(61)	47
Other	70	1
Changes in operating assets and liabilities
Accounts receivable	(103)	(576)
Inventories	(212)	(701)
Costs and earnings in excess of billings on uncompleted contracts	554	(653)
Other current assets	(139)	(48)
Other assets	200	4
Accounts payable	420	1,500
Billings in excess of costs and earnings on uncompleted contracts	477	—
Commissions payable	3	124
Product warranties	(2)	(144)
Income taxes payable	(557)	417
Accrued liabilities and other	(695)	(174)

	148	(93)

Net cash provided by (used in) operating activities of continuing operations	39	647
Cash flow from investing activities:
Net purchases of property and equipment	(119)	(144)

Net cash used in investing activities of continuing operations	(119)	(144)
Cash flows from financing activities:
Proceeds from sale of common stock	97	13

Net cash provided by financing activities of continuing operations	97	13
Net cash provided by (used in) discontinued operations	(102)	403
Effect of exchange rate changes on cash and cash equivalents	(1)	1

Net increase (decrease) in cash and cash equivalents	(86)	920
Cash and cash equivalents at beginning of period	4,119	6,680

Cash and cash equivalents at end of period	$4,033	$7,600

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of September 30, 2004, and for the three months ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year (see Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results and Other Risk Factors”). The Company’s fiscal year ends on June 30. References herein to fiscal 2004 and fiscal 2005 refer to our fiscal years ended June 30, 2004 and 2005, respectively.

In connection with the discontinuation of our Boiler operations (see Note 7 — “Discontinued Operations” in our Notes to Consolidated Financial Statements), the financial information has been presented to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Certain fiscal 2004 items have been reclassified to conform to the fiscal 2005 presentation. Unless otherwise noted, all dollar and share amounts are in thousands, except per share amounts.

2.     New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 in an entity known as a special purpose entity. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period after March 31, 2004, for all variable interest entities. There is no impact upon our financial condition or results from operations from the adoption of FIN 46.

3.     Accounts Receivable

The Company’s accounts receivable are due from companies in various industries. Credit is extended based on evaluation of a customer’s financial condition and, generally collateral is not required except on credit extension to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for uncollectible accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Accounts Receivable — Continued

The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

Changes in the Company’s allowance for uncollectible accounts are as follows:

	Three months ended
	September 30,
	2004	2003
Balance at beginning of period	$431	$402
Bad debt provision	22	(81)
Accounts written off, net	(222)	(6)

Balance at end of period	$231	$315

4.     Inventories

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

Principal components of inventories are as follows:

	September 30,	June 30,
	2004	2004
Raw materials	$2,959	$2,630
Work in progress	308	427
Finished goods	255	245

	3,522	3,302
Reserve for obsolete and slow-moving inventory	(202)	(196)

	$3,320	$3,106

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended
	September 30,
	2004	2003
Balance at beginning of period	$196	$122
Additions	6	45
Amounts written off	—	—

Balance at end of period	$202	$167

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Product Warranties

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

Product warranty activity is as follows:

	Three months ended
	September 30,
	2004	2003
Balance at beginning of period	$982	$846
Provision for warranty expenses	159	(13)
Warranty charges	(161)	(131)

Balance at end of period	$980	$702

6.     Revenue Recognition and Cost and Earnings on Uncompleted Contracts

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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Revenue Recognition and Cost and Earnings on Uncompleted Contracts — Continued

     The components of uncompleted contracts are as follows:

	September 30,	June 30,
	2004	2004
Costs incurred on uncompleted contracts and estimated earnings	$47,268	$44,348
Less billings to date	(36,221)	(32,299)

	$11,047	$12,049

     The components of uncompleted contracts are reflected in the balance sheets as follows

	September 30,	June 30,
	2004	2004
Costs and earnings in excess of billings on uncompleted contracts	$11,923	$12,448
Billings in excess of costs and earnings on uncompleted contracts	(876)	(399)

	$11,047	$12,049

7.     Discontinued Operations

During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture, and the Company sold certain assets of its Boiler business segment with a net book value of approximately $110, for $250, resulting in a gain on disposal of $140.

The following represents a summary of operating results and the gain on disposition of the boiler segment presented as discontinued operations:

	Three months ended
	September 30,
	2004	2003
Revenues	$—	$360
Cost of goods sold	25	172

Gross profit (loss)	(25)	188
Operating expenses	5	229

Operating loss	(30)	(41)
Income tax benefit	(10)	(14)

Net loss from operations	(20)	(27)
Gain on disposal, net of taxes	—	92

Net earnings (loss)	$(20)	$65

Diluted earnings (loss) per share
Net loss from operations	$(0.01)	$(0.01)

Net gain on disposal	$0.00	$0.03

Net earnings (loss)	$(0.01)	$0.02

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Discontinued Operations — Continued

The current and non-current assets and liabilities of the discontinued boiler segment are as follows:

	September 30,	June 30,
	2004	2004
Assets
Accounts receivable, principally trade — net of allowance for uncollectible accounts of $10 at September 30, 2004 and June 30, 2004.	$216	$225

Current assets of discontinued operations	216	225
Equipment — net of accumulated depreciation of $11 at September 30, 2004 and June 30, 2004	9	9

Total assets of discontinued operations	$225	$234

Liabilities
Commissions payable	—	6
Product warranties and start-up reserves	215	300

Total current liabilities of discontinued operations	$215	$306

8.     Contingencies

On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated the discontinued Boiler business under the name ABCO Industries, alleging that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code. The plaintiffs are seeking to recover approximately $1 million from ABCO. The Company believes that all or a majority of the payments fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, and that a number of defenses can be asserted that will negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss is not probable.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.

9.     Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

	Three months ended
	September 30,
	2004	2003
Net earnings (loss) from continuing operations	$(109)	$740
Net earnings (loss) from discontinued operations	(20)	65
Foreign currency translation adjustment	(9)	17

Comprehensive income (loss)	$(138)	$822

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated. Certain earnings (loss) per share amounts may not total due to rounding.

	Three months ended
	September 30,
	2004	2003
Net earnings (loss) from continuing operations	$(109)	$740
Earnings (loss) from discontinued operations	(20)	65

Net earnings (loss)	$(129)	$805

Basic weighted average common shares outstanding	3,015	2,999
Effect of dilutive options	—	38

Diluted weighted average common shares outstanding	3,015	3,037

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.04)	$0.25
Earnings (loss) from discontinued operations	(0.01)	0.02

Net earnings (loss) per share	$(0.04)	$0.27

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.04)	$0.24
Earnings (loss) from discontinued operations	(0.01)	0.02

Net earnings (loss) per share	$(0.04)	$0.26

Diluted weighted average common shares outstanding excluded 212 and 65 outstanding stock options for the three months ended September 30, 2004 and 2003, respectively, because their impact would be anti-dilutive.

11.     Lines of Credit

The Company maintains a $12.5 million revolving line of credit facility for working capital requirements that expires on October 31, 2006. The credit line carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin (Euros plus 1.75% at September 30, 2004), and is secured by substantially all of the Company’s assets. As of September 30, 2004, the Company had no outstanding balances under the credit line, and $3.5 million outstanding under stand-by letters of credit, leaving $9.0 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of September 30, 2004, the Company was in compliance with all financial and other covenants of the loan agreement.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Lines of Credit — Continued

In addition, our subsidiary located in the United Kingdom (our “UK subsidiary”) has a £2.0 million (approximately $3.6 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary’s assets, and is backed by a Peerless stand-by letter of credit of £1.3 million (approximately $2.3 million, which is included in the $3.5 million outstanding under stand-by letters of credit as described above) and expires on October 31, 2004. At September 30, 2004, there was approximately £1.6 million outstanding under this facility, leaving availability of approximately £400 thousand (approximately $725 thousand). On October 31, 2004, our UK subsidiary debenture agreement was renewed for an additional year. In connection with this renewal, the related Peerless stand-by letter of credit was reduced to £1.0 million (approximately $1.8 million).

12.     Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

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

	Three months ended
	September 30,
	2004	2003
Net earnings (loss), as reported	$(129)	$805
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(24)	(21)

Pro forma net earnings (loss)	$(153)	$784

Earnings (loss) per share:
Basic — as reported	$(0.04)	$0.27

Basic — pro forma	$(0.05)	$0.26

Diluted — as reported	$(0.04)	$0.26

Diluted — pro forma	$(0.05)	$0.26

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Supplemental Cash Flow Information

Net cash flows from operating activities reflects cash payments for income taxes as follows:

	Three months ended
	September 30.
	2004	2003
Income taxes paid	$510	$40

14.     Segment Information

The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: Environmental Systems and Separation Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer customers a totally integrated system. The Separation Filtration Systems segment produces various types of separators and filters used for removing liquids and solids from air and other gases. This segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products.

Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the design, manufacture, and sale of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three months ended September 30, 2004 and 2003 are presented below. The Company does not allocate general and administrative expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

		Separation
	Environmental	Filtration	Unallocated
	Systems	Systems	Overhead	Consolidated
Three months ended September 30, 2004
Net sales from customers	$3,990	$7,228	$—	$11,218
Segment profit (loss)	64	725	(1,055)	(266)
Three months ended September 30, 2003
Net sales from customers	$10,079	$6,728	$—	$16,807
Segment profit (loss)	1,735	374	(958)	1,151

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     Industry Segment and Geographic Information

The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three months ended September 30, 2004 and September 30, 2003 is as follows:

	United
	States	Europe	Eliminations	Consolidated
Three months ended September 30, 2004
Net sales to unaffiliated customers	$8,981	$2,237	$—	$11,218
Transfers between geographic areas	760	—	(760)	—

Total	$9,741	$2,237	$(760)	$11,218

Identifiable long-lived assets	$2,922	$79	$—	$3,001

Three months ended September 30, 2003
Net sales to unaffiliated customers	$13,821	$2,986	$—	$16,807
Transfers between geographic areas	142	—	(142)	—

Total	$13,963	$2,986	$(142)	$16,807

Identifiable long-lived assets	$2,976	$77	$—	$3,053

Transfers between geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between related companies.

Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We desire to avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 24 of this Report.

     All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

Overview

     We are a global company providing environmental and separation filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments — Environmental Systems and Separation Filtration Systems. During fiscal year 2004, we discontinued the operations of our Boiler business. See Note 7 — “Discontinued Operations” in our Notes to Consolidated Financial Statements of this Report for additional discussion on the discontinuance of this business unit.

     Environmental Systems. This business segment represented approximately 36% and 60% of our first quarter fiscal 2005 and 2004 revenues, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instruments, controls and related valves and piping.

     Separation Filtration Systems. This business segment represented approximately 64% and 40% of our first quarter fiscal 2005 and 2004 revenues, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

     Boilers. In this discontinued business segment, we designed, engineered, manufactured and sold packaged boilers and other steam generating equipment. This equipment is used to produce steam, which is used for heating, drying, driving steam engines and a variety of other applications. See also Note 7 — “Discontinued Operations” in the Notes to the Consolidated Financial Statements of this Report for additional information regarding the Boiler segment.

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

     Certain of our accounting policies require a higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, accrual for estimated warranty costs, allowance for doubtful accounts, and reserve for obsolete and slow moving inventory. Our policies and related procedures for these items are summarized below.

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

     When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We continually update our estimates of costs and status of each project with our subcontractors and our manufacturing plants. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-price arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, and other factors can affect our cost estimates. While we attempt to reduce the risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

     Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty depending upon the product involved and customary practices. In general, our warranties require us to repair or replace defective products during the warranty period at no cost to the customer. We attempt to back-up concurrent warranties for major component parts from our suppliers. As of each balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, due to a number of factors our estimated liability for product warranties could differ from actual warranty costs incurred in the future.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectibility of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers directly.

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

Results of Operations

     The following table displays our statements of operations as a percentage of net revenues:

	Three Months Ended
	September 30,
	2004	2003
Net revenues	100.0%	100.0%
Cost of goods sold	71.3	71.4

Gross profit	28.7	28.6
Operating expenses	31.0	21.7

Operating income (loss)	(2.3)	6.9
Other income (expense)	0.9	(0.2)

Net earnings (loss) from continuing operations before income taxes	(1.4)	6.7
Income tax expense (benefit)	(0.5)	2.3

Net earnings (loss) from continuing operations	(0.9)	4.4
Earnings (loss) from discontinued operations, net of tax	(0.2)	0.4

Net earnings (loss)	(1.1)%	4.8%

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Results of Operations — Consolidated

     Revenues. For the first quarter of fiscal 2005, revenues decreased approximately $5.6 million, or 33.3%, to $11.2 million from $16.8 million in same period of fiscal 2004. Domestic revenues decreased approximately $4.4 million, or 42.5%, from $10.4 million during the first quarter of fiscal 2004 to $6.0 million in the same period fiscal 2005. International revenues decreased approximately $1.2 million, or 18.0%, from $6.4 million during the first quarter of fiscal 2004 to $5.2 million in the same period of fiscal 2005. The decline in revenues in our domestic revenues was mainly attributable to the decline in our Environmental Systems sales, which continues to be impacted by the slow-down in new merchant power construction and regulatory uncertainties. The decrease in our international revenues related primarily to the decrease in our Separation Filtration System sales through our European operations. See Item 2 — “Results of Operations — Segments” of this Report for further discussion on revenues.

     Gross Profit Margin. Our margins, during a particular period, may be impacted by three primary factors: (1) sales volume, (2) shifts in our product mix and, (3) start-up and warranty costs. Certain products have higher margins than others; as a result, shifts in the composition of our sales can have a significant impact on our margins either at the selling margin level or through a negative or positive impact on our manufacturing absorption. For the first quarter fiscal 2005, our gross profit margin decreased $ 1.6 million, or 33.1%, from $4.8 million in fiscal 2004 to $3.2 million in the same period of fiscal 2005. Gross profit margin, as a percentage of sales, increased from 28.6% for the first quarter of fiscal 2004 to 28.7% for the same period in fiscal 2005. Our margins during the period were impacted by shifts in our product mix and the continued improvement in our start-up and warranty costs, which decreased from 2.4% of sales for the first quarter of fiscal 2004 to 2.1% of sales for the first quarter of fiscal 2005.

     Operating Expenses. For the first quarter of fiscal 2005, operating expenses from continuing operations decreased by approximately $200,000, or 4.8%, from approximately $3.7 million for the first quarter of fiscal 2004 to approximately $3.5 million for the same period in fiscal 2005. As a percentage of sales, our operating expenses increased from 21.7% for the first quarter of fiscal 2004 to 31.0% for the first quarter in fiscal 2005. The increase in operating expenses, as a percentage of sales, is directly related to the reduction in our sales during the period. On a comparative basis, our sales and marketing expenses decreased from approximately $1.6 million to approximately $1.5 million, our engineering and project management expenses decreased from approximately $1.1 million to approximately $1.0 million and our general and administrative expenses remained relatively constant at approximately $1.0 million in both periods. The decrease in our sales and marketing expenses related primarily to a decrease in our commission expense during the first quarter of fiscal 2005, which is directly related to the decrease in our revenues. The decrease in engineering and project management expenses during this period can be attributed to our continued emphasis on cost controls and improved project execution. Our general and administrative expenses remained relatively constant during the period, as any cost containment benefits realized during the current period were offset by our increased expenses of compliance with corporate governance mandates enacted by the SEC, as well as the Nasdaq Stock Market; which expenses are expected to continue.

     Other Income and Expense. In the first quarter of fiscal 2005, other income and expense items changed by approximately $131,000, from expense of approximately $30,000 for the first quarter of fiscal 2004 to income of $101,000 for the same period in fiscal 2005. This change related primarily to the change in the impact associated with our foreign currency exchange. During the first quarter of fiscal

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

2004, we realized foreign currency exchange losses of approximately $47,000. However, due to the weakening of the dollar, we recognized foreign currency exchange gains of approximately $61,000 for the first quarter of fiscal 2005.

     Income Taxes. The Company’s effective income tax rate for continuing operations was approximately 34% for the first quarter of fiscal years 2004 and 2005.

     Net Earnings (loss) from Continuing Operations. As a result of the above factors, our net earnings (loss) from continuing operations decreased by approximately $849,000, or 114.7%, from earnings of approximately $740,000, or 4.4% of sales for the first quarter of fiscal 2004, to a net loss of approximately $109,000, or .9% of sales for the first quarter of fiscal 2005. Basic earnings (loss) per share decreased from earnings of $0.25 per share for the first quarter of fiscal 2004, to a loss of ($0.04) per share for the first quarter of fiscal 2005. Diluted earnings (loss) per share decreased from earnings of $0.24 per share for the first quarter of fiscal 2004, to a loss of ($0.04) per share for the first quarter of fiscal 2005.

     Discontinued Operations. In the first quarter of fiscal 2005, we recognized a net loss from discontinued operations of approximately $20,000 compared to net earnings of approximately $65,000 for the first quarter of fiscal 2004. Included in the net loss for the current period was an expense of approximately $25,000 relating to an additional provision for potential warranty and start-up costs. The Company has established a reserve of approximately $215,000 at September 30, 2004, based on its estimate of potential start-up and warranty costs associated with certain non-commissioned boiler projects. The Company has established this reserve based on the most current information available and historical experience, and while the Company believes the reserve to be adequate and the judgment applied appropriate, due to a number of factors, our estimated liability could differ from our actual cost incurred (see “Critical Accounting Policies — Product Warranties” of this Report). Included in our net earnings for the first quarter of fiscal 2004 was a net gain related to the disposal of our Boiler operation of approximately $92,000 ($140,000 gain less taxes of $48,000). Basic and diluted loss per share from discontinued operations was ($0.01) per share for the first quarter of fiscal 2005, compared to earnings of $0.02 per share for the same period in fiscal 2004.

     Net Earnings (Loss). As a result of the above factors, our earnings for the first quarter of fiscal 2005 decreased approximately $934,000, from net earnings of $805,000, or 4.8% of sales, to a net loss of approximately $129,000, or (1.1%) of sales for the same period in fiscal 2005. Basic earnings (loss) per share decreased from earnings of $0.27 per share for the first quarter of fiscal 2004, to a loss of $(0.04) per share for the same period in fiscal 2005. Diluted earnings per share decreased from earnings of $0.26 per share for the first quarter of fiscal 2004, to a loss of ($0.04) per share for the same period in fiscal 2005.

Results of Operations — Segments

     We are organized along two lines of business: Environmental Systems, and Separation Filtration Systems. The Company’s Boiler segment was discontinued and its assets sold during the first quarter of fiscal 2004. See Note 7 — “Discontinued Operations” in the Notes to our Consolidated Financial Statements for further discussion on the Boiler segment.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

     Revenues. The following table displays revenues by reportable segment (dollars in thousands).

	Three months ended
	September 30,
	2004	%	2003	%
Revenues
Environmental Systems	$3,990	35.6%	$10,079	60.0%
Separation Filtration Systems	7,228	64.4%	6,728	40.0%

Total	$11,218	100.0%	$16,807	100.0%

     Revenues from our Environmental Systems decreased $6.1 million, or 60.4%, in the first quarter of fiscal 2005. The reduction in the revenue for the quarter ended September 30, 2004 related primarily to the completion of a major $15 million contract during the first quarter of fiscal 2004, which impact was not replicated in the first quarter of fiscal 2005. In addition, our Environmental Systems segment continues to be impacted by the slow-down in new power plant construction and the delay in compliance expenditures associated with regulatory uncertainties. We expect that spending for NOx reduction systems will increase in 2005 – 2008 as regulatory compliance deadlines come into effect over the next 5 years. We have experienced and continue to expect an increase in request for proposals, as users begin to implement their compliance plans. In addition, while the construction of new power plants has significantly declined over the past several years, we believe this portion of the Environmental Systems business will show improvement in 2006 – 2007, as older plants are retired or modified and new plants are built to meet the growing demand for electricity both domestically and internationally.

     Separation Filtration Systems revenues increased by approximately $500,000, or 7.4% in the first quarter of fiscal 2005. Revenues originated by our domestic operations increased by approximately $1.3 million, or 33.4% in fiscal 2005, while revenues through our UK operation decreased by approximately $800,000, or 25.1%. The increase in revenues through our domestic operations can be attributed primarily to an increase in our nuclear/marine sales, which increased by approximately $1.5 million, or 233.3%, and related primarily to life extension projects at several nuclear power plants and increased military spending. The decline in the sales through our UK operation during the period related primarily to the completion of two major projects during the first quarter of fiscal 2004, which impact was not replicated during the first quarter of fiscal 2005.

     Segment Profit. The following table displays segment profit by reportable segment (dollars in thousands):

	Three months ended
	September 30,
	2004	2003
Segment profit
Environmental Systems	$64	$1,735
Separation Filtration Systems	725	374

Total	789	2,109
Unallocated general and administrative expenses	(1,055)	(958)

Operating income (loss)	$(266)	$1,151

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

     Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the design, manufacture, and sale of its products to each segment. The Company does not allocate general and administrative expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

     Environmental Systems profit in the first quarter of fiscal 2005 decreased by approximately $1.7 million, or 96.3% over the first quarter of fiscal 2004. As a percentage of Environmental Systems revenue, profit in Environmental Systems was 1.6% and 17.2%, in the first quarter of fiscal 2005 and 2004, respectively. The decrease in our Environmental Systems profit during the first quarter of fiscal 2005 related primarily to this segment’s decreased revenue during the quarter, as operational expenses increased from 11.6% of revenue for the quarter ended September 30, 2004, to 22.2% for the quarter ended September 30, 2005. In addition to the operational expense impact, our Environmental Systems’ profit during the period was impacted by changes in our product mix, and increased competitive pressures, both of which impacted our reported margins during the current period.

     Separation Filtration Systems profit in the first quarter of fiscal 2005 increased by $351,000 or 93.9% over the same period of fiscal 2004. As a percentage of Separation Filtration Systems revenue, profit in Separation Filtration Systems was 10.0% and 5.6% for the first quarter of fiscal 2005 and 2004, respectively. The increase in the Separation Filtration Systems profit during the current period relates primarily to improvements in our gross profit margins, which directly related to changes in our sales mix, and the impact of the increased revenue on our operational expenses. As a percentage of sales, our operational expenses decreased from 22.7% of sales for the quarter ended September 30, 2004, to 21.3% of sales for the quarter ended September 30, 2005.

     Market Outlook

     Environmental Systems. We expect that the spending for NOx reduction systems will increase in 2005 – 2008 as users implement their compliance plans as regulatory compliance deadlines come in to effect over the next 5 years. In addition, while the construction of new power plants has significantly declined over the last several years, we expect this market to improve in 2006 – 2007, as older plants are retired or modified and new plants are built to meet the growing demand for electricity both domestically and internationally.

     Separation Filtration Systems. The market for nuclear/marine products remains strong, and is expected to continue at such levels for at least the next 5 years, as nuclear power plants continue to invest in life extension projects and as military spending occurs. The Nuclear Regulatory Commission estimates that by 2010, nearly 80% of nuclear power plants in the United States will be in the license renewal process. In addition, the increased demand for natural gas, both domestically and internationally, should also create new opportunities for our separator and filtration products. One such opportunity is Liquified Natural Gas (LNG) and its associated gas processing facilities, which are currently being proposed in a number of areas to facilitate the transportation of LNG to the United States and other markets.

Contingencies

     On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated the discontinued

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Boiler business of the Company under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and are seeking to recover approximately $1 million from ABCO. The Company has engaged outside counsel and believes that all, or a majority of the payments, fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, and that a number of defenses can be asserted that will negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss in not probable.

     From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.

Backlog

     The Company’s backlog of unfilled orders was approximately $33.4 million at September 30, 2004, compared to $34.0 million at June 30, 2004 and $37.8 million at September 30, 2003. Our Environmental Systems segment continues to be impacted by the effects of the slow down in new power plant construction. We expect that spending for NOx reduction systems will increase in 2005 – 2008 as users implement their compliance plans as regulatory deadlines approach, and we continue to see an increase in requests for proposals relating to such initiatives. In addition, while the construction of new power plants has seen a decline over the past several years, we believe this portion of the Environmental Systems business will improve in 2006 – 2007. The market for Peerless nuclear and marine products remains strong as nuclear power plants continue to invest in life extension projects and increased military spending occurs. The shortage of natural gas supplies is creating new opportunities for Peerless separators and filters, such as the production of LNG and the associated gas processing facilities.

Financial Position

     Assets. Total assets decreased by approximately $400,000, or 1.1%, from approximately $39.5 million at June 30, 2004 to approximately $39.1 million at September 30, 2004. The decrease in our assets during the fiscal year resulted primarily from a decrease in costs and earnings in excess of billings on uncompleted contracts. See Item 2 — “Liquidity and Capital Resources” of this Report for further discussion. At June 30, 2004, we held cash and cash equivalents of $4.1 million, had working capital of $20.7 million, and a current ratio of 2.4 to 1.0 This compares with cash and cash equivalents of $4.0 million, $21.0 million in working capital, and a current ratio of 2.5 to 1.0 at September 30, 2004.

     Liabilities and Shareholders’ Equity. Total liabilities decreased by approximately $400,000, or 3.1%, from approximately $14.8 million at June 30, 2004 to approximately $14.4 million at September 30, 2004. The decrease in liabilities related primarily to a decrease in our accrued and other liabilities, offset by an increase in our trade payables.

Liquidity and Capital Resources

     Our cash and cash equivalents were $4.0 million as of September 30, 2004, compared to $4.1 million at June 30, 2004. Cash provided by operating activities during the current quarter of fiscal 2005 was $39,000 compared to cash of $647,000 provided by our operating activities during the same period of fiscal 2004.

     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of project milestones. Billings to customers affect the balance of

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At June 30, 2004, the balance of these working capital accounts was $15.9 million, compared to $14.5 million at September 30, 2004, reflecting a decrease of our investment in these working capital items of $1.4 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis, based on the attainment of certain milestones. Therefore, changes in the composition of contract mix, from quarter-to-quarter, can tend to either increase or decrease our net investment in these accounts during any given quarter or period. In addition, during the three months ended September 30, 2004, funds were used by our operating loss and used to reduce our accrued expenses and pay our income tax liability.

     Cash used in investing activities was approximately $119,000 for the current quarter of fiscal 2005, compared to cash used in investing activities of approximately $144,000 for same period in fiscal 2004. The use of cash during the first quarter of fiscal 2005 and 2004 related primarily to capital expenditures during the periods.

     Cash provided by financing activities was approximately $97,000 and $13,000 during fiscal 2005 and 2004, respectively, and related to the proceeds from the issuance of common stock, pursuant to employee stock options.

     Cash used in our discontinued operations was $102,000 during the first quarter of fiscal 2005, compared to $403,000 provided from discontinued operations during the same period in fiscal 2004.

     As a result of the above factors, during the current quarter of fiscal year 2005, our cash and cash equivalents decreased by approximately $86,000, compared to an increase of approximately $920,000 during the same period of fiscal 2004.

     On October 31, 2003, we entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at September 30, 2004), and is secured by substantially all our domestic assets. At September 30, 2004, we had $3.5 million outstanding under stand-by letters of credit and no loans outstanding, leaving us availability under our credit facility of $9.0 million. The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of September 30, 2004, the Company was in compliance with all financial and other covenants under the credit facility.

     In addition, our UK subsidiary has a £2.0 million (approximately $3.6 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary assets, and is backed by a Peerless stand-by letter of credit of £1.3 million (approximately $2.3 million, which is included in the $3.5 million outstanding above) and expires on October 31, 2004. At September 30, 2004, there was approximately £1.6 million outstanding under this facility, leaving availability of approximately £400,000 (approximately $725,000). This facility was renewed on October 31, 2004 for an additional year, and in connection therewith the outstanding Peerless stand-by letter of credit securing this facility was reduced to £1.0 million, or approximately $1.8 million.

     We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     The Company has no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

New Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 in an entity known as a special purpose entity. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period after March 31, 2004, for all variable interest entities. There is no impact upon our financial condition or results from operations from the adoption of FIN 46.

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

     The demand for our Environmental Systems depends to an extent on the continued construction of power generation plants and the upgrade of existing power plants. In the first quarter of fiscal 2005, approximately 36% of our consolidated revenues were derived from sales of Environmental Systems for new and refurbished power plants compared to approximately 60% for the same period in fiscal 2004. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of new power plants or a decline in the refurbishing of existing power plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

     The majority of our contracts are on a fixed-price basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increases in the cost, or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers, for example, the volatile nature of steel prices, or the payment of liquidated damages under fixed contracts would negatively impact our profits.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

     For the first quarter of fiscal 2005, revenue outside the United States represented approximately 46% of our consolidated revenues. In the first quarter of fiscal 2004, approximately 38% of our revenue was derived from sales outside the United States. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States.

     Our financial performance may vary significantly from period to period, making it difficult to estimate future revenue.

     Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our Environmental Systems contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical Separation Filtration Systems contracts, which tend to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in one period may not be indicative of our future performance. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

     We provide warranties on our products generally for terms of three years or less. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits and could adversely affect our reputation. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report.

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

     We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As such, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. We mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” of this Report.

     Changes in billing terms can increase our exposure to working capital and credit risk.

     Our products are generally sold under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon the actual shipment of the product. The Company attempts to negotiate progress-billing milestones on all large contracts to help the Company manage the working capital and credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in the Company’s backlog from period to period can increase the Company’s requirement for working capital and can increase the Company’s exposure to credit risk. See Item 2 — “Management’s Discussion and Analysis and Results of Operations — Liquidity and Capital Resources” of this Report.

     The terms and conditions of our credit facility impose restrictions on our operations. We may not be able to raise additional capital, if needed.

     The terms and conditions of our current $12.5 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. The availability of our credit facility is also subject to certain financial covenants, including a prohibition against consecutive quarterly losses. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of September 30, 2004 we were in compliance with all financial and other covenants of our credit facility.

     Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United Stated dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. As of September 30, 2004, we did not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. We have no affiliation with partnerships, trusts or other entities (sometimes referred to a special-purpose or variable-interest entities) whose purpose is to facilitate off-balance-sheet financial transactions or similar arrangements.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information related to the Company (including its consolidated subsidiaries) that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that all material information

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

required to be filed in this Report has been made known to them in a timely fashion. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Registrant’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     During the quarter ended September 30, 2004, there was no change in the Company’s internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Registrant to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2006. That report is to include an assessment by the Registrant’s management of the effectiveness of its internal control over financial reporting as of the end of the fiscal year along with an attestation report from the Registrant’s independent auditors regarding that assessment. Accordingly, the Registrant will undertake a comprehensive effort to assess its system of internal controls over financial reporting. Using internal resources and external consulting assistance, the Company will review its internal controls over financial reporting to assess their adequacy and, as necessary, to address identified issues or inadequacies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations (see Note 8 — “Contingencies” in our Notes to the Consolidated Financial Statements of this Report).

Items 2, 3, 4, and 5 are not applicable and have been omitted

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

                  The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

4(a)	Rights Agreement dated May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A (file No. 0-05214), dated May 22, 1997, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement dated August 23, 2001, between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A dated August 30, 2001, and incorporated herein by reference).

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer. *

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer. *

32(a)	Section 1350 Certification of Chief Executive Officer. **

32(b)	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith

**	Furnished herewith

(b)	Reports on Form 8-K.

     On September 17, 2004, the Company filed a Report on Form 8-K to file a press release announcing its financial results for the fiscal year ending June 30, 2004, which information was “furnished” and not “filed” with the Commission.

     On November 12, 2004, the Company filed a Report on Form 8-K to file a press release announcing its financial results for the first quarter of the fiscal year ending June 30, 2005, which information was “furnished” and not “filed” with the Commission.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.

Date:	November 15, 2004	/s/ Sherrill Stone

Sherrill Stone Chairman and Chief Executive Officer

Date:	November 15, 2004	/s/ Richard L. Travis, Jr.

Richard L. Travis, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)