Form 10-Q
period 2004-12-31
PEERLESS MANUFACTURING CO
filed 2005-02-14
CIK 76954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2004

OR

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

Yes ☐ No ☒

As of February 10, 2005, there were 3,032,184 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEERLESS MFG. CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,204	$4,119
Accounts receivable – principally trade – net of allowance of uncollectible accounts of $427 at December 31, 2004 and $431 at June 30, 2004	13,179	13,604
Inventories	3,337	3,106
Costs and earnings in excess of billings on uncompleted contracts	8,739	12,448
Deferred income taxes	1,165	1,165
Other – net	1,066	816
Assets of discontinued operations	216	225

Total current assets	34,906	35,483

Property, plant and equipment – net	2,949	3,053
Other assets	697	930
Other assets of discontinued operations	9	9

	$38,561	$39,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable – trade	8,522	9,791
Billings in excess of costs and earnings on uncompleted contracts	1,927	399
Commissions payable	803	844
Income taxes payable	—	557
Product warranties	984	982
Accrued liabilities and other	1,681	1,923
Liabilities of discontinued operations	257	306

Total current liabilities	14,174	14,802

Shareholders’ equity Common stock	3,032	3,014
Additional paid-in capital	2,085	1,884
Other	334	214
Retained earnings	18,936	19,561

Total shareholders’ equity	24,387	24,673

Total liabilities and shareholders’ equity	$38,561	$39,475

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$10,844	$16,429	$22,062	$33,236
Cost of goods sold	7,905	11,884	15,908	23,885

Gross profit	2,939	4,545	6,154	9,351
Operating expenses
Sales and marketing	1,407	1,409	2,882	3,012
Engineering and project management	881	1,037	1,832	2,131
General and administrative	1,357	1,278	2,412	2,236

	3,645	3,724	7,126	7,379

Operating income (loss)	(706)	821	(972)	1,972

Other income
Foreign exchange gain	4	94	65	47
Other income (expense) -- net	(1)	15	39	32

	3	109	104	79

Earnings (loss) from continuing operations before income taxes	(703)	930	(868)	2,051
Income tax expense (benefit)	(239)	321	(295)	702

Net earnings (loss) from continuing operations	(464)	609	(573)	1,349

Discontinued operations (Note 7)
Loss from discontinued operations (including gain on disposal of $0 and $140 in six months ended 2004 and 2003, respectively)	(50)	(217)	(80)	(118)
Income tax benefit	(17)	(75)	(27)	(41)

Net loss from discontinued operations	(33)	(142)	(53)	(77)

Net earnings (loss)	$(497)	$467	$(626)	$1,272

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.15)	$0.20	$(0.19)	$0.45
Loss from discontinued operations	(0.01)	(0.05)	(0.02)	(0.03)

Basic earnings (loss) per share	$(0.16)	$0.16	$(0.21)	$0.42

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.15)	$0.20	$(0.19)	$0.44
Loss from discontinued operations	(0.01)	(0.05)	(0.02)	(0.03)

Diluted earnings (loss) per share	$(0.16)	$0.15	$(0.21)	$0.42

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(626)	$1,272
Net loss from discontinued operations	(53)	(77)

Net earnings (loss) from continuing operations	(573)	1,349

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	335	369
Bad debt expense	218	(11)
Foreign exchange gain	(65)	(47)
Other	70	(2)
Changes in operating assets and liabilities
Accounts receivable	211	3,728
Inventories	(228)	321
Costs and earnings in excess of billings on uncompleted contracts	3,802	(3,144)
Other current assets	(249)	567
Other assets	233	(20)
Accounts payable	(1,202)	(1,094)
Billings in excess of costs and earnings on uncompleted contracts	1,528	(943)
Commissions payable	(41)	(66)
Product warranties	2	(75)
Income taxes payable	(557)	699
Accrued liabilities and other	(230)	(593)

	3,827	(311)

Net cash provided by operating activities	3,254	1,038

Cash flow from investing activities:
Net purchases of property and equipment	(231)	(222)

Net cash used in investing activities	(231)	(222)

Cash flows from financing activities:
Proceeds from sale of common stock	150	35

Net cash provided by financing activities	150	35

Net cash provided by (used in) discontinued operations	(93)	398

Effect of exchange rate changes on cash and cash equivalents	5	31

Net increase in cash and cash equivalents	3,085	1,280

Cash and cash equivalents at beginning of period	4,119	6,680

Cash and cash equivalents at end of period	$7,204	$7,960

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

1. Basis of Presentation

The accompanying consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of December 31, 2004, and for the three and six months ended December 31, 2004 and December 31, 2003 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year (see Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results and Other Risk Factors”). The Company’s fiscal year ends on June 30. References herein to fiscal 2004 and fiscal 2005 refer to our fiscal years ended June 30, 2004 and 2005, respectively.

In connection with the discontinuation of our Boiler operations (see Note 7 — “Discontinued Operations” in our Notes to Consolidated Financial Statements), the financial information has been presented to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Certain fiscal 2004 items have been reclassified to conform to the fiscal 2005 presentation. Unless otherwise noted, all dollar and share amounts in tables are in thousands, except per share amounts.

2. New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of 2006. The Company is currently evaluating the effect of SFAS 151 on its financial statements and related disclosures.

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the requisite service period, generally, as the award vests. The Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006. SFAS 123R applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. The Company is currently evaluating the impact that the adoption of SFAS 126R will have on its financial statements and related disclosures.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

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

Changes in the Company’s allowance for uncollectible accounts are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Balance at beginning of period	$231	$315	$431	$402
Bad debt expense	196	70	218	(11)
Accounts written off, net	—	(2)	(222)	(8)

Balance at end of period	$427	$383	$427	$383

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

Principal components of inventories are as follows :

	December 31,	June 30,
	2004	2004
Raw materials	$2,964	$2,630
Work in progress	305	427
Finished goods	286	245

	3,555	3,302

Reserve for obsolete and slow-moving inventory	(218)	(196)

	$3,337	$3,106

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

4. Inventories — Continued

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Balance at beginning of period	$202	$167	$196	$122
Additions	16	17	22	62
Amounts written off	—	—	—	—

Balance at end of period	$218	$184	$218	$184

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

Changes in the Company’s product warranty reserve are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Balance at beginning of period	$980	$702	$982	$846
Provision for warranty expenses	47	368	206	355
Warranty charges	(43)	(299)	(204)	(430)

Balance at end of period	$984	$771	$984	$771

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

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

The components of uncompleted contracts are as follows:

	December 31,	June 30,
	2004	2004
Costs incurred on uncompleted contracts and estimated earnings	$48,048	$44,348
Less billings to date	(41,236)	(32,299)

	$6,812	$12,049

The components of uncompleted contracts are reflected in the balance sheets as follows

	December 31,	June 30,
	2004	2004
Costs and earnings in excess of billings on uncompleted contracts	$8,739	$12,448
Billings in excess of costs and earnings on uncompleted contracts	(1,927)	(399)

	$6,812	$12,049

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

7. Discontinued Operations

During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture, and the Company sold for $250,000 certain assets, of its Boiler business segment with a net book value of approximately $110,000, resulting in a gain on disposal of $140,000.

The following represents a summary of operating results and the gain on disposition of the boiler segment presented as discontinued operations:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$360
Cost of goods sold	50	206	75	378

Gross profit (loss)	(50)	(206)	(75)	(18)
Operating expenses	—	11	5	240

Operating loss	(50)	(217)	(80)	(258)
Income tax benefit	(17)	(75)	(27)	(89)

Net loss from operations	(33)	(142)	(53)	(169)
Gain on disposal, net of taxes	—	—	—	92

Net loss	$(33)	$(142)	$(53)	$(77)

Diluted loss per share
Net loss from operations	$(0.01)	$(0.05)	$(0.02)	$(0.06)

Net gain on disposal	$—	$—	$—	$0.03

Net loss	$(0.01)	$(0.05)	$(0.02)	$(0.03)

The current and non-current assets and liabilities of the discontinued boiler segment are as follows:

	December 31,	June 30,
	2004	2004
Assets
Accounts receivable, principally trade — net of allowance for uncollectible accounts of $10 at December 31, 2004 and June 30, 2004.	$216	$225

Current assets of discontinued operations	216	225

Equipment — net of accumulated depreciation of $11 at December 31, 2004 and June 30, 2004	9	9

Total assets of discontinued operations	$225	$234

Liabilities
Commissions payable	—	6
Product warranties and start-up reserves	257	300

Total current liabilities of discontinued operations	$257	$306

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

8. Income Taxes

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-2 provides companies with additional time beyond the financial reporting period of enactment to evaluate the effects of the Act on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. The Company is currently evaluating the repatriation provisions of the Act, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the preliminary stage of the Company’s evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

9. Contingencies

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

10. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net earnings (loss) from continuing operations	$(464)	$609	$(573)	$1,349
Net loss from discontinued operations	(33)	(142)	(53)	(77)
Foreign currency translation adjustment	129	145	120	162

Comprehensive income (loss)	$(368)	$612	$(506)	$1,434

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

11. Earnings (Loss) Per Share

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

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net earnings (loss) from continuing operations	$(464)	$609	$(573)	$1,349
Net loss from discontinued operations	(33)	(142)	(53)	(77)

Net earnings (loss)	$(497)	$467	$(626)	$1,272

Basic weighted average common shares outstanding	3,030	3,002	3,022	3,000
Effect of dilutive options	—	45	—	42

Diluted weighted average common shares outstanding	3,030	3,047	3,022	3,042

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.15)	$0.20	$(0.19)	$0.45
Loss from discontinued operations	(0.01)	(0.05)	(0.02)	(0.03)

Net earnings (loss) per share	$(0.16)	$0.16	$(0.21)	$0.42

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.15)	$0.20	$(0.19)	$0.44
Loss from discontinued operations	(0.01)	(0.05)	(0.02)	(0.03)

Net earnings (loss) per share	$(0.16)	$0.15	$(0.21)	$0.42

Diluted weighted average common shares outstanding excluded 208,000 and 210,000 outstanding stock options for the three and six months ended December 31, 2004 because their impact would be anti-dilutive. Likewise, diluted weighted average common shares outstanding excluded 101,000 outstanding stock options for the three and six months ended December 31, 2003, respectively, because their impact would be anti-dilutive.

12. Lines of Credit

The Company maintains a $12.5 million revolving line of credit facility for working capital requirements that expires on October 31, 2006. The credit line carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at December 31, 2004), and is secured by substantially all of the Company’s assets. As of December 31, 2004, the Company had no outstanding balances under the credit line, and $3.1 million outstanding under stand-by letters of credit, leaving $9.4 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of December 31, 2004, the Company was in compliance with all financial and other covenants of the loan agreement.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

12. Lines of Credit - Continued

In addition, our subsidiary located in the United Kingdom (our “UK subsidiary”) has a £2.0 million (approximately $3.8 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary’s assets, and is backed by a Peerless stand-by letter of credit of £1.0 million (approximately $1.9 million, which is included in the $3.1 million outstanding under stand-by letters of credit as described above) and expires on October 31, 2005. At December 31, 2004, there was approximately £1.6 million outstanding under this facility, leaving availability of approximately £400,000 (approximately $760,000).

13. Stock-Based Compensation

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

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$(497)	$467	$(626)	$1,272
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(46)	(102)	(70)	(123)

Pro forma net earnings (loss)	$(543)	$365	$(696)	$1,149

Earnings (loss) per share:
Basic - as reported	$(0.16)	$0.16	$(0.21)	$0.42

Basic - pro forma	$(0.18)	$0.12	$(0.23)	$0.38

Diluted - as reported	$(0.16)	$0.15	$(0.21)	$0.42

Diluted - pro forma	$(0.18)	$0.12	$(0.23)	$0.38

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

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

Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the design, manufacture, and sale of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three and six months ended December 31, 2004 and December 31, 2003 are presented below. The Company does not allocate general and administrative expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented. During the quarter, in connection with certain control deficiencies, as more fully described under Part I — Item 4 “Controls and Procedures” of this Report, the Company recorded certain correcting adjustments. The impact of these adjustments increased the profit of the Environmental Systems segment by approximately $349,000 and increased the loss of the Separation Filtration Systems segment by approximately $452,000, resulting in an immaterial net pre-tax impact to the Company’s consolidated loss for the period of approximately $103,000.

		Separation
	Environmental	Filtration	Unallocated
Three months ended December 31, 2004	Systems	Systems	Overhead	Consolidated
Net sales from customers	$4,987	$5,857	$—	$10,844
Segment profit (loss)	1,210	(559)	(1,357)	(706)

Three months ended December 31, 2003
Net sales from customers	$8,930	$7,499	$—	$16,429
Segment profit	1,494	605	(1,278)	821

Six months ended December 31, 2004
Net sales from customers	$8,977	$13,085	$—	$22,062
Segment profit (loss)	1,274	166	(2,412)	(972)

Six months ended December 31, 2003
Net sales from customers	$19,009	$14,227	$—	$33,236
Segment profit	3,229	979	(2,236)	1,972

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

15. Industry Segment and Geographic Information

The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and six months ended December 31, 2004 and December 31, 2003 is as follows:

	United
	States	Europe	Eliminations	Consolidated
Three months ended December 31, 2004
Net sales to unaffiliated customers	$9,619	$1,225	$—	$10,844
Transfers between geographic areas	(79)	—	79	—

Total	$9,540	$1,225	$79	$10,844

Identifiable long-lived assets	$2,866	$83	$—	$2,949

Three months ended December 31, 2003
Net sales to unaffiliated customers	$13,554	$2,875	$—	$16,429
Transfers between geographic areas	98	—	(98)	—

Total	$13,652	$2,875	$(98)	$16,429

Identifiable long-lived assets	$3,149	$105	$—	$3,254

Six months ended December 31, 2004
Net sales to unaffiliated customers	$18,600	$3,462	$—	$22,062
Transfers between geographic areas	681	—	(681)	—

Total	$19,281	$3,462	$(681)	$22,062

Identifiable long-lived assets	$2,866	$83	$—	$2,949

Six months ended December 31, 2003
Net sales to unaffiliated customers	$27,375	$5,861	$—	$33,236
Transfers between geographic areas	240	—	(240)	—

Total	$27,615	$5,861	$(240)	$33,236

Identifiable long-lived assets	$3,149	$105	$—	$3,254

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.

Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

16. Supplemental Cash Flow Information

     Net cash flows from operating activities reflects cash payments for income taxes as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Income taxes paid	$150	$—	$660	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We desire to avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 28 of this Report.

     All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

Overview

     We are a global company providing environmental and separation filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments – Environmental Systems and Separation Filtration Systems. During fiscal year 2004, we discontinued the operations of our Boiler business. See Note 7 – “Discontinued Operations” in our Notes to Consolidated Financial Statements of this Report for additional discussion on the discontinuance of this business unit.

     Environmental Systems. This business segment represented approximately 41% and 57% of our revenues for the six months ended December 31, 2004 and 2003, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instruments, controls and related valves and piping.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

     Separation Filtration Systems. This business segment represented approximately 59% and 43% of our revenues for the six months ended December 31, 2004 and 2003, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.

     Boilers. In this discontinued business segment, we designed, engineered, manufactured and sold packaged boilers and other steam generating equipment. This equipment is used to produce steam, which is used for heating, drying, driving steam engines and a variety of other applications. See also Note 7 – “Discontinued Operations” in the Notes to the Consolidated Financial Statements of this Report for additional information regarding the Boiler segment.

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
FOR THE PERIOD ENDED DECEMBER 31, 2004

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

Results of Operations

     The following table displays our statements of operations as a percentage of net revenues:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.9	72.3	72.1	71.9

Gross profit	27.1	27.7	27.9	28.1
Operating expenses	33.6	22.7	32.3	22.2

Operating income (loss)	(6.5)	5.0	(4.4)	5.9
Other income	—	0.7	0.5	0.2

Net earnings (loss) from continuing operations before income taxes	(6.5)	5.7	(3.9)	6.1
Income tax expense (benefit)	(2.2)	2.0	(1.3)	2.1

Net earnings (loss) from continuing operations	(4.3)	3.7	(2.6)	4.0
Loss from discontinued operations, net of tax	(0.3)	(0.9)	(0.2)	(0.2)

Net earnings (loss)	(4.6)%	2.8%	(2.8)%	3.8%

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Results of Operations – Consolidated

     Revenues. For the three months ended December 31, 2004, revenues decreased approximately $5.6 million, or 34.0%, to $10.8 million from $16.4 million for the three months ended December 31, 2003. Domestic revenues decreased approximately $5.8 million, or 45.0%, from $12.9 million for the three months ended December 31, 2003 to $7.1 million for the three months ended December 31, 2004. International revenues increased approximately $200,000, or 5.6%, from $3.6 million for the three months ended December 31, 2003 to $3.8 million for the three months ended December 31, 2004. The decline in our domestic revenues was mainly attributable to the decline in our Environmental Systems sales, which continues to be impacted by the slow pace of new power plant construction and regulatory uncertainties. The increase in our international revenues related primarily to an increase in our international sales originated by our domestic operations, which was partially offset by a decrease in our Separation Filtration System sales through our European subsidiary. See Item 2 – “Results of Operations – Segments” of this Report for further discussion on revenues.

     Gross Profit Margin. Our margins, during a particular period, may be impacted by three primary factors: (1) sales volume, (2) shifts in our product mix and, (3) start-up and warranty costs. Certain products have higher margins than others; and as a result, shifts in the composition of our sales can have a significant impact on our margins. For the three months ended December 31, 2004, our gross profit margin decreased by approximately $ 1.6 million, or 35.3%, from $4.5 million for the three months ended December 31, 2003 to $2.9 million for the three months ended December 31, 2004. Gross profit margin, as a percentage of sales, decreased from 27.7% for the three months ended December 31, 2003 to 27.1% for the three months ended December 31, 2004. While our margins were favorably impacted by shifts in our product mix during the period, they were negatively impacted by: 1) our warranty and start-up costs, which increased as a percentage of sales from 2.1% for the second quarter of fiscal 2004 to 2.9% for the second quarter of fiscal year 2005, and 2) our unabsorbed manufacturing costs, which increased as a percentage of sales from 3.9% for the second quarter of fiscal 2004 to 4.3% for the second quarter of fiscal year 2005. Both of these were volume related, as our actual warranty and start-up costs decreased from approximately $347,000 to $312,000, or 10.1%, and our unabsorbed manufacturing costs decreased from $646,000 to $468,000, or 27.6%, for the three months ended December 31, 2003 and 2004, respectively.

     Operating Expenses. For the three months ended December 31, 2004, operating expenses from continuing operations decreased by approximately $100,000, or 2.7%, from approximately $3.7 million for the three months ended December 31, 2003 to approximately $3.6 million for the three months ended December 31, 2004. However, due to the decline in our volume during the period, our operating expenses, as a percentage of our sales, increased from 22.7% for the three months ended December 31, 2003 to 33.6% for the three months ended December 31, 2004. On a comparative basis, our sales and marketing expenses remained relatively constant at approximately $1.4 million in both periods, our engineering and project management expenses decreased from approximately $1.0 million to approximately $881,000, and our general and administrative expenses increased slightly, from $1.3 million for the three months ended December 31, 2003 to $1.4 million for the three months ended December 31, 2004. The decrease in engineering and project management expenses during this period can be attributed to our continued emphasis on cost controls and improved project execution. The increase in our general and administrative expenses during the period is attributed to the increased

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

expense of compliance with corporate governance mandates enacted by the SEC and the Nasdaq Stock Market, which are expenses that are expected to continue.

     Other Income and Expense. For the three months ended December 31, 2004, other income and expense items changed by approximately $106,000, from income of approximately $109,000 for the three months ended December 31, 2003 to income of approximately $3,000 for the three months ended December 31, 2004. This change related primarily to the impact associated with our foreign currency exchange. During the three months ended December 31, 2003, we realized foreign currency exchange gains of approximately $94,000 compared to foreign currency exchange gains of approximately $4,000 for the three months ended December 31, 2004. In addition, during the current fiscal quarter, we received net rental income of approximately $11,000 associated with our lease of some inactive warehouse space.

     Income Taxes. The Company’s effective income tax rate for continuing operations was approximately 34% for the three months ended December 31, 2003 and 2004.

     Net Earnings (Loss) from Continuing Operations. As a result of the above factors, our net earnings (loss) from continuing operations decreased by approximately $1.1 million, from earnings of approximately $609,000, or 3.7% of sales for the three months ended December 31, 2003, to a net loss of approximately $464,000, or (4.3%) of sales for the three months ended December 31, 2004. Basic and diluted earnings (loss) per share decreased from earnings of $0.20 per share for the three months ended December 31, 2003, to a loss of ($0.15) per share for the three months ended December 31, 2004.

     Discontinued Operations. For the three months ended December 31, 2004, we recognized a net loss from discontinued operations of approximately $33,000 compared to a net loss of approximately $142,000 for the three months ended December 31, 2003. Included in the net loss for the current period was an expense of approximately $50,000 relating to an additional provision for potential warranty and start-up costs. The Company has established a reserve of approximately $257,000 at December 31, 2004, based on its estimate of potential start-up and warranty costs associated with certain non-commissioned boiler projects. The Company has established this reserve based on the most current information available and historical experience, and while the Company believes the reserve to be adequate and the judgment applied appropriate, due to a number of factors, our estimated liability could differ from our actual cost incurred (see “Critical Accounting Policies – Product Warranties” of this Report). Basic and diluted loss per share from discontinued operations was ($0.01) per share for the three months ended December 31, 2004, compared to a loss of ($0.05) per share for the three months ended December 31, 2003.

     Net Earnings (Loss). As a result of the above factors, our earnings for the three months ended December 31, 2004 decreased approximately $964,000, from net earnings of $467,000, or 2.8% of sales for the three months ended December 31, 2003, to a net loss of approximately $497,000, or (4.6%) of sales for the three months ended December 31, 2004. Basic earnings (loss) per share decreased from earnings of $0.16 per share for the three months ended December 31, 2003, to a loss of $(0.16) per share for the three months ended December 31, 2004. Diluted earnings (loss) per share decreased from earnings of $0.15 per share for the three months ended December 31, 2003, to a loss of $(0.16) per share for the three months ended December 31, 2004.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

Results of Operations – Consolidated

     Revenues. For the six months ended December 31, 2004, revenues decreased approximately $11.1 million, or 33.4%, to $22.1 million from $33.2 million for the six months ended December 31, 2003. Domestic revenues decreased approximately $10.2 million, or 43.8%, from $23.3 million for the six months ended December 31, 2003 to $13.1 million for the six months ended December 31, 2004. International revenues decreased approximately $900,000, or 9.1%, from $9.9 million for the six months ended December 31, 2003 to $9.0 million for the six months ended December 31, 2004. The decline in our domestic revenues was mainly attributable to the decline in our Environmental Systems sales, which continues to be impacted by the slow pace of new power plant construction and regulatory uncertainties. The decrease in our international revenues related primarily to the decrease in our Separation Filtration System sales through our European operations. See Item 2 – “Results of Operations – Segments” of this Report for further discussion on revenues.

     Gross Profit Margin. Our margins, during a particular period, may be impacted by three primary factors: (1) sales volume, (2) shifts in our product mix and, (3) start-up and warranty costs. Certain products have higher margins than others; as a result, shifts in the composition of our sales can have a significant impact on our margins. For the six months ended December 31, 2004, our gross profit margin decreased approximately $ 3.2 million, or 34.0%, from $9.4 million in fiscal 2004 to $6.2 million in the six months ended December 31, 2004. Our gross profit margin, as a percentage of sales, decreased from 28.1% for the six months ended December 31, 2003 to 27.9% for the six months ended December 31, 2004. The slight variation from our prior year gross profit margin is due to the increase, as a percentage of sales, in our warranty and start-up costs which increased from 2.3% of sales for the six months ended December 31, 2003 to 2.5% of sales for the six months ended December 31, 2004. However, on a dollar basis our actual warranty and start-up costs decreased from approximately $758,000 for the six months ended December 31, 2003 to $552,000 for the six months ended December 31, 2004.

     Operating Expenses. For the six months ended December 31, 2004, operating expenses from continuing operations decreased by approximately $300,000, or 4.1%, from approximately $7.4 million for the six months ended December 31, 2003 to approximately $7.1 million for the six months ended December 31, 2004. As a percentage of sales, our operating expenses increased from 22.2% for the six months ended December 31, 2003 to 32.3% for the six months ended December 31, 2004. The increase in operating expenses, as a percentage of sales, is directly related to the reduction in our sales during the period. On a comparative basis, our sales and marketing expenses decreased from approximately $3.0 million to approximately $2.9 million, our engineering and project management expenses decreased from approximately $2.1 million to approximately $1.8 million and our general and administrative expenses increased from approximately $2.2 million to approximately $2.4 million. The decrease in our sales and marketing expenses related primarily to a decrease in our commission expense during the six months ended December 31, 2004, which is directly related to the decrease in our revenues. The decrease in engineering and project management expenses during this period can be attributed to our continued emphasis on cost controls and improved project execution. The increase in our general and administrative expenses during the current year is attributed to the increased expense of compliance with corporate governance mandates enacted by the SEC and the Nasdaq Stock Market, which are expenses that are expected to continue.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

     Other Income and Expense. In the six months ended December 31, 2004, other income and expense items changed by approximately $25,000, from income of approximately $79,000 for the six months ended December 31, 2003 to income of approximately $104,000 for the six months ended December 31, 2004. This change related primarily to the impact associated with our foreign currency exchange. During the six months ended December 31, 2003, we realized foreign currency exchange gains of approximately $47,000. However, due to the weakening of the dollar, we recognized foreign currency exchange gains of approximately $65,000 for the six months ended December 31, 2004. Additionally, we recognized net rental income of approximately $11,000 associated with our lease of some inactive warehouse space.

     Income Taxes. The Company’s effective income tax rate for continuing operations was approximately 34% for the six months ended December 31, 2003 and 2004.

     Net Earnings (Loss) from Continuing Operations. As a result of the above factors, our net earnings (loss) from continuing operations decreased by approximately $1.9 million, from earnings of approximately $1.3 million, or 4.0% of sales for the six months ended December 31, 2003, to a net loss of approximately $573,000, or (2.6%) of sales for the six months ended December 31, 2004. Basic earnings (loss) per share decreased from earnings of $0.45 per share for the six months ended December 31, 2003, to a loss of ($0.19) per share for the six months ended December 31, 2004. Diluted earnings (loss) per share decreased from earnings of $0.44 per share for the six months ended December 31, 2003, to a loss of ($0.19) per share for the six months ended December 31, 2004.

     Discontinued Operations. For the six months ended December 31, 2004, we recognized a net loss from discontinued operations of approximately $53,000 compared to a net loss of approximately $77,000 for the six months ended December 31, 2003. Included in the net loss for the current period was an expense of approximately $75,000 relating to an additional provision for potential warranty and start-up costs. The Company has established a reserve of approximately $257,000 at December 31, 2004, based on its estimate of potential start-up and warranty costs associated with certain non-commissioned boiler projects. The Company has established this reserve based on the most current information available and historical experience, and while the Company believes the reserve to be adequate and the judgment applied appropriate, due to a number of factors, our estimated liability could differ from our actual cost incurred (see “Critical Accounting Policies – Product Warranties” of this Report). Included in our net loss for the six months ended December 31, 2003 was a net gain related to the disposal of our Boiler operation of approximately $92,000 ($140,000 gain less taxes of $48,000). Basic and diluted loss per share from discontinued operations was ($0.02) per share for the six months ended December 31, 2004, compared to a loss of ($0.03) per share for the six months ended December 31, 2003.

     Net Earnings (Loss). As a result of the above factors, our earnings for the six months ended December 31, 2004 decreased approximately $1.9 million, from net earnings of approximately $1.3 million, or 3.8% of sales, to a net loss of approximately $626,000, or (2.8%) of sales for the six months ended December 31, 2004. Basic and Diluted earnings (loss) per share decreased from earnings of $0.42 per share for the six months ended December 31, 2003, to a loss of $(0.21) per share for the six months ended December 31, 2004.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

Results of Operations – Segments

     We are organized along two lines of business: Environmental Systems, and Separation Filtration Systems. The Company’s Boiler segment was discontinued and its assets sold during the first quarter of fiscal 2004. See Note 7 – “Discontinued Operations” in the Notes to our Consolidated Financial Statements for further discussion on the Boiler segment.

     Revenues. The following table displays revenues by reportable segment (dollars in thousands).

	Three months ended				Six months ended
	December 31,				December 31,
	2004	%	2003	%	2004	%	2003	%

Revenues
Environmental Systems	$4,987	46.0%	$8,930	54.4%	$8,977	40.7%	$19,009	57.2%
Separation Filtration Systems	5,857	54.0%	7,499	45.6%	13,085	59.3%	14,227	42.8%

Total	$10,844	100.0%	$16,429	100.0%	$22,062	100.0%	$33,236	100.0%

     Environmental Systems. Revenues from our Environmental Systems, when compared to the same periods last fiscal year, decreased approximately $4.0 million, or 44.2% and $10.0 million, or 52.8% for the three and six months ended December 31, 2004, respectively. The reduction in revenues during the current year related primarily to the completion of a $15 million, NOx compliance project during the first half of fiscal 2004, which impact has not been replicated this fiscal year. Although our bookings for this quarter and for the six months ended December 31, 2004 are consistent with our bookings rate over the previous twelve months when the aforementioned NOx compliance project is excluded, our Environmental Systems segment continues to experience the impact of the slow pace of new power plant construction. However, we are currently beginning to see compliance projects in regions of the United States that previously have not had requirements for NOx control equipment. We also expect that spending for NOx reduction systems will increase in future periods as users execute their compliance plan to meet State Implementation Plans (SIP). In addition, while the construction of new power plants has experienced a significant decline compared to previous years, we believe this portion of the Environmental Systems business will begin to improve beginning in 2006 – 2007. Lastly, when either the “Clean Air Interstate Regulation” or the “Clean Skies” initiative is promulgated, a significant reduction in current NOx emission levels is expected to be required.

     Separation Filtration Systems. When compared to the same periods last fiscal year, our Separation Filtration Systems revenues decreased approximately $1.6 million, or 21.9% and $1.1 million, or 8.0% for the three and six months ended December 31, 2004, respectively. Revenues originated by our domestic operations were relatively flat during the second quarter of fiscal 2005 when compared to the same period in fiscal 2004. For the six months ended December 31, 2004, our revenues originated by our domestic operations increased by approximately $1.3 million, or 15.0%, when compared to the same period last year. Our UK revenues decreased approximately $1.7 million, or 57.4% for the three months ended December 31, 2004 and $2.4 million, or 40.9% for the six months ended December 31, 2004, when compared to the same periods last year. The increase in revenue through our domestic operations can be attributed primarily to an increase in our nuclear/marine sales, which increased by approximately $1.5 million, or 157.3% for the three months ended December 31, 2004 and $2.9 million, or 187.5% for the six months ended December 31, 2004, and related principally to life extension projects at several nuclear power plants and increased military spending. This was offset by a decrease in our domestic pressure product sales, which decreased by approximately $1.4 million and $1.6 million for the three and six months ended December 31, 2004. The decrease in revenues through our U.K. operation is primarily due

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

the completion of two major projects during the first part of fiscal 2004, which impact has not been replicated during the current year.

     Segment Profit. The following table displays segment profit by reportable segment (dollars in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Segment profit
Environmental Systems	$1,210	$1,494	$1,274	$3,229
Separation Filtration Systems	(559)	605	166	979

Total	651	2,099	1,440	4,208
Unallocated general and administrative expenses	(1,357)	(1,278)	(2,412)	(2,236)

Operating income (loss)	$(706)	$821	$(972)	$1,972

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

     Environmental Systems. Environmental Systems profits in the second quarter of fiscal 2005 decreased by $284,000, or 19.0% compared to the second quarter of fiscal 2004. As a percentage of Environmental Systems revenue, profit in Environmental Systems was 16.7% and 24.3% for the three months ended December 31, 2003 and 2004, respectively. As discussed under Part I – Item 4 “Controls and Procedures,” of this Report, Company management discovered certain control deficiencies during the second quarter of fiscal 2005. In connection therewith, management determined that the Company’s previously reported financial information was inaccurate by immaterial amounts. Necessary correcting adjustments have been recorded in this quarter and while the effects of these corrections were immaterial with respect to the Company’s previously reported financial information and to the current quarter’s consolidated results, they did have a significant effect on each segment’s reported profit (loss) for this quarter. Specifically, absent this correction, the Environmental Systems segment profit would have been 17.3% for the quarter ended December 31, 2004, which is more in line with the 16.7% achieved during the second quarter of fiscal 2003. For the six months ended December 31, 2004, our Environmental Systems profits decreased by approximately $1.9 million, or 60.5% over the same period last year. As a percentage of Environmental Systems revenue, our operational performance decreased from a segment profit of 17.0% for the six months ended December 31, 2003 to segment profit of 14.2% for the same period this year. The decrease in our Environmental Systems profit during the six months ended December 31, 2004, relates primarily to this segment’s volume related decrease in revenues during this period. Operational expenses, as a percentage of revenues, increased from 11.7% for the six months ended December 31, 2003 to 20.1% for the six months ended December 31, 2004. This increase was offset by the effect of the adjustment discussed above.

     Separation Filtration Systems. Separation Filtration Systems profits decreased in the second quarter of fiscal 2005 by approximately $1.2 million, from a profit of approximately $605,000 for the second quarter of fiscal 2004, to a loss of $559,000 for the same quarter this fiscal year. As a percentage of Separation Filtration Systems revenue, our operational performance decreased from a segment profit of

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

8.1%, to a segment loss of 9.5%, for the three months ended December 31, 2003 and 2004, respectively. Separation Filtration Systems profits decreased in the six months ended December 31, 2004 by approximately $813,000, from a profit of approximately $979,000 for six months ended December 31, 2003, to a profit of $166,000 for the same period this fiscal year. As a percentage of Separation Filtration Systems revenue, our operational performance decreased from a segment profit of 6.9%, to a segment profit of 1.3%, for the six months ended December 31, 2003 and 2004, respectively. The decrease in our Separation Filtration Systems operational performance during the current fiscal year can be attributed to the following items:

1.	Increase in operational expenses, as a percentage of sales. Our increase in operational expenses, as a percentage of sales, was especially evident in the second quarter of fiscal 2004, because our Separation Filtration Systems revenues were down approximately 22%. While our operational expenses remained relatively constant, when compared to the same period last year, as a percentage of sales these expenses increased from 18.5% for the three months ended December 31, 2003 to 23.3% for the three months ended December 31, 2004.

2.	Significant material price increases. Due to worldwide consumption, steel prices, most notably stainless steel prices, have increased considerably over the past year (increased over 55% in the past 12 months). Stainless steel is a very significant material cost to the production of our nuclear steam dryer products and our marine separation products. Most of the contracts governing the sale of these products are long-term, fixed-priced contracts, which in a volatile environment, increases the Company’s risks to margin deterioration. The Company attempts to stabilize its costs by ordering materials at the time an order is received. However, on long-term deliverable contracts (i.e., over 3 years), this may not always be possible. To mitigate its risk under these contracts the Company attempts to negotiate escalation provisions. See Factors That May Affect Our Operating Results and Other Risk Factors – “We enter into fixed-priced contracts. If our actual costs exceed our original estimates, our profits will be reduced” – page 30 of this Report.

3.	Corrections associated with control deficiencies. As noted under Environmental Systems, during the current quarter, correcting adjustments have been made to the Company’s financial statements as the result of certain control deficiencies. Without the impact of these corrections, the operational performance of the Separation Filtration Systems would have been (1.8%) and 4.7% for the three and six months ended December 31, 2004, respectively.

Market Outlook

     Environmental Systems. We expect that the spending for NOx reduction systems will increase in late 2005 through 2008 as users implement their compliance plans as regulatory compliance deadlines come into effect over the next 3 to 5 years. In addition, while the construction of new power plants has significantly declined over the last several years, we expect this market to improve beginning in 2006 or 2007.

     Separation Filtration Systems. The market for nuclear/marine products remains strong, and is expected to continue at such levels for at least the next 5 years, as nuclear power plants continue to invest in life extension projects. The Nuclear Regulatory Commission estimates that by 2010, nearly 80% of

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

nuclear power plants in the United States will be in the license renewal process. In addition, the increased demand for natural gas, both domestically and internationally, should also create new opportunities for our separation and filtration products. One such opportunity is Liquified Natural Gas (LNG) and its associated gas processing facilities, which are currently being proposed in a number of areas to facilitate the transportation of LNG to the United States and other markets.

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

Backlog

     The Company’s backlog of unfilled orders was approximately $34 million at December 31, 2004, compared to $34 million at June 30, 2004 and $40 million at December 31, 2003. Our Environmental Systems segment continues to be impacted by the effects of the slow down in new power plant construction. We expect that spending for NOx reduction systems will increase in 2005 – 2008 as users implement their compliance plans as regulatory deadlines approach, and we continue to see an increase in requests for proposals relating to such initiatives. In addition, while the construction of new power plants has seen a decline over the past several years, we believe this portion of the Environmental Systems business will improve in 2006 – 2007. The market for Peerless nuclear and marine products remains strong as nuclear power plants continue to invest in life extension projects and increased military spending occurs. The shortage of natural gas supplies is creating new opportunities for Peerless separators and filters, such as the production of LNG and the associated gas processing facilities.

Financial Position

     Assets. Total assets decreased by approximately $900,000, or 2.3% from approximately $39.5 million at June 30, 2004 to approximately $38.6 million at December 31, 2004. The decrease in our assets during the fiscal year resulted primarily from a decrease in costs and earnings in excess of billings on uncompleted contracts of approximately $3.7 million, which was offset by an increase in our cash and cash equivalents balances of approximately $3.1 million. See Item 2 – “Liquidity and Capital Resources” of this Report for further discussion. At June 30, 2004, we held cash and cash equivalents of $4.1 million, had working capital of approximately $20.7 million, and a current ratio of 2.4 to 1.0. This compares with cash and cash equivalents of $7.2 million, approximately $20.7 million in working capital, and a current ratio of 2.5 to 1.0 at December 31, 2004.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

     Liabilities and Shareholders Equity Total liabilities decreased by approximately $600,000, or 4.2%, from approximately $14.8 million at June 30, 2004 to approximately $14.2 million at December 31, 2004. The decrease in liabilities related primarily to a decrease in our trade payables and other accrued liabilities, offset by an increase in our billings in excess of costs and earnings on uncompleted contracts. See Item 2 – “Liquidity and Capital Resources” of this Report for further discussion.

Liquidity and Capital Resources

     Our cash and cash equivalents were $7.2 million as of December 31, 2004, compared to $4.1 million at June 30, 2004. Cash provided by operating activities during the six months ended December 31, 2004 was approximately $3.3 million compared to cash of approximately $1.0 million provided by our operating activities during the six months ended December 31, 2003.

     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At June 30, 2004, the balance of these working capital accounts was $15.9 million, compared to $11.5 million at December 31, 2004, reflecting a decrease of our investment in these working capital items of $4.4 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis, based on the attainment of certain milestones. Therefore, changes in the composition of contract mix, from quarter-to-quarter, can tend to either increase or decrease our net investment in these accounts during any given quarter or period. In addition, during the six months ended December 31, 2004, funds were used by our operating loss and used to reduce our accrued expenses and pay our income tax liability.

     Cash used in investing activities was approximately $231,000 for the six months ended December 31, 2004, compared to cash used in investing activities of approximately $222,000 for same period in fiscal 2004. The use of cash during the six months ended December 31, 2004 and 2003 related primarily to capital expenditures during the periods.

     Cash provided by financing activities was approximately $150,000 and $35,000 for the six months ended December 31, 2004 and 2003, respectively, and related to the proceeds from the issuance of common stock, pursuant to employee stock options.

     Cash used in our discontinued operations was $93,000 during the six months ended December 31, 2004, compared to $398,000 provided from discontinued operations during the same period in fiscal 2004.

     As a result of the above factors, during the first six months of fiscal year 2005, our cash and cash equivalents increased by approximately $3.1 million, compared to an increase of approximately $1.3 million during the same period of fiscal 2004.

     On October 31, 2003, we entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at December 31, 2004), and is secured by substantially all our domestic assets. At December 31, 2004, we had $3.1 million outstanding under stand-by letters of credit and no loans outstanding, leaving us availability under our credit facility of $9.4 million. The facility contains financial covenants, certain restrictions on capital expenditures,

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of December 31, 2004, the Company was in compliance with all financial and other covenants under the credit facility.

     In addition, our UK subsidiary has a £2.0 million (approximately $3.8 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary assets, and is backed by a Peerless stand-by letter of credit of £1.0 million (approximately $1.9 million, which is included in the $3.1 million outstanding above) and expires on October 31, 2005. At December 31, 2004, there was approximately £1.6 million outstanding under this facility, leaving availability of approximately £400,000 (approximately $760,000).

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

New Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of 2006. We are is currently evaluating the effect of SFAS 151 on our financial statements and related disclosures.

     In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the requisite service period, generally, as the award vests. We will be required to adopt SFAS 123R in the first quarter of fiscal 2006. SFAS 123R applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. We are currently evaluating the impact that the adoption of SFAS 126R will have on our financial statements and our related disclosures.

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
FOR THE PERIOD ENDED DECEMBER 31, 2004

     Changes in the power generation industry and/or the economy could have an adverse impact on sales of our Environmental Systems and our operating results.

     The demand for our Environmental Systems depends to an extent on the continued construction of power generation plants and the upgrade of existing power plants. In the first six months of fiscal 2005, approximately 41% of our consolidated revenues were derived from sales of Environmental Systems for new and refurbished power plants compared to approximately 57% for the same period in fiscal 2004. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of new power plants or a decline in the refurbishing of existing power plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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
FOR THE PERIOD ENDED DECEMBER 31, 2004

     We enter into fixed-priced contracts. If our actual costs exceed our original estimates, our profits will be reduced.

     The majority of our contracts are on a fixed-priced basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to, (1) increases in the cost, or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers, for example, the volatile nature of steel prices, or the payment of liquidated damages under fixed contracts would negatively impact our profits. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

     For the first six months of fiscal 2005, revenue outside the United States represented approximately 41% of our consolidated revenues. In the first six months of fiscal 2004, approximately 30% of our revenue was derived from sales outside the United States. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States.

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
FOR THE PERIOD ENDED DECEMBER 31, 2004

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

     We provide warranties on our products generally for terms of three years or less. These warranties require us to repair or replace faulty products and meet certain performance standards, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim back to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits and could adversely affect our reputation. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report.

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

     We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As such, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. We mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” of this Report.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

     Changes in billing terms can increase our exposure to working capital and credit risk.

     Our products are generally sold under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon the actual shipment of the product. The Company attempts to negotiate progress-billing milestones on all large contracts to help the Company manage the working capital and credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in the Company’s backlog from period to period can increase the Company’s requirement for working capital and can increase the Company’s exposure to credit risk. See Item 2 – “Management’s Discussion and Analysis and Results of Operations – Liquidity and Capital Resources” of this Report.

     The terms and conditions of our credit facility impose restrictions on our operations. We may not be able to raise additional capital, if needed.

     The terms and conditions of our current $12.5 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. The availability of our credit facility is also subject to certain financial covenants, including a prohibition against consecutive quarterly losses. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of December 31, 2004 we were in compliance with all financial and other covenants of our credit facility.

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
FOR THE PERIOD ENDED DECEMBER 31, 2004

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. As of December 31, 2004, we did not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. We have no affiliation with partnerships, trusts or other entities (sometimes referred to a special-purpose or variable-interest entities) whose purpose is to facilitate off-balance-sheet financial transactions or similar arrangements.

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

     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Registrant’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     During the quarter ended December 31, 2004, there has been no changes in the Company’s internal control over financial reporting, or in other factors, except as noted below, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     During the current quarter, the Company’s principal executive officer and principal financial officer identified deficiencies in the Company’s internal controls over financial reporting as they relate to the Company’s administration of contracts. More specifically, these deficiencies concern 1) completeness of the Company’s contract file documentation, and 2) the Company’s process to timely update its accounting records to reflect contract modifications and changes in estimates to complete. Management, including our principal executive officer and principal financial officer, conducted additional substantive testing to evaluate these deficiencies, notified the Company’s Audit Committee and outside public accounting firm of its initial findings, and supervised and participated in the evaluation of these deficiencies. Management concluded, after a thorough review, that while a material weakness, as defined by the Public Company Accounting Oversight Board (“PCAOB”), existed with respect to its administration of contracts, such weakness did not result in a material misstatement of the Company’s

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

previously reported financial results, nor is it expected to have a material impact on the Company’s projected results for fiscal year 2005. The accounting consequence of the correction of the control deficiencies did however have a significant impact on the reported segment results (but not the Company’s consolidated results) for the quarter ended December 31, 2004. The PCAOB defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that more than a remote likelihood that a misstatement of financial statements that is more than inconsequential will not be prevented or detected. The Company’s Audit Committee engaged the Company’s outside accounting firm to review the results the procedures executed by management and to perform additional procedures as deemed appropriate to validate management’s conclusions. The Company’s outside accounting firm has completed its review and procedures and has issued a material weakness letter to the Company’s Audit Committee with respect to the Company’s administration of contracts.

     Our management and Audit Committee have dedicated significant resources to assessing the issues underlying the weakness identified with the Company’s administration of contracts and to ensuring that proper steps have been and are being taken to improve our control environment. We have prioritized the correction of these deficiencies and have taken and will continue to take action to correct them. Management is committed to instilling strong control policies and procedures and will ensure that the ‘tone at the top’ is committed to accuracy and completeness in all financial reporting. In addition to internal resources, the Company has engaged a third party consulting firm to assist in the development of detailed control policies and procedures with respect to contract administration. Accordingly, management has presented to the Audit Committee a plan to remedy the control issues noted. The Company will be implementing new contract control procedures, to assure the completeness of customer sales files and the accuracy of sales order information and any modifications thereto. In addition, the Company will be instituting additional control and review procedures with respect to the status of projects in process. The Company believes that these steps should remedy the weakness identified with the Company’s administration of contracts.

     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Company to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2006. That report is to include an assessment by the Company’s management of the effectiveness of its internal control over financial reporting as of the end of the fiscal year along with an attestation report from the Company’s independent auditors regarding that assessment. Accordingly, the Company will undertake a comprehensive effort to assess its system of internal controls over financial reporting. Using internal resources and external consulting assistance, the Company will review its internal controls over financial reporting to assess their adequacy and, as necessary, to address identified issues or inadequacies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations (see Note 9 – “Contingencies” in our Notes to the Consolidated Financial Statements of this Report).

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

Items 2, 3, and 5 are not applicable and have been omitted

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of securities holders at the Annual Meeting of Shareholders held on November 18, 2004. A total of 2,904,764 shares (approximately 96% of all shares entitled to vote) were represented by proxy or ballot at the meeting.

     The shareholders’ elected Mr. R. Clayton Mulford to serve as Class I Director for a three-year term expiring at the annual meeting of shareholders in 2007, or until his successor is elected and qualified with 2,847,405 votes for, no votes against, and with 57,359 votes abstaining. Additional directors, whose term of office as directors continued after the meeting, are Bernard S. Lee, Joseph V. Mariner, Jr., Donald A. Sillers, Jr. and Sherrill Stone.

     In addition, the shareholders’ ratified the selection of Grant Thornton LLP to serve as the Company’s independent accountants for the fiscal year ending June 30, 2005 with 2,836,889 for, 61,775 against, and with 6,100 votes abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit

3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q (file No. 0-5214) for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

4(a)	Rights Agreement dated May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A (file No. 0-5214), dated May 22, 1997, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement dated August 23, 2001, between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A dated August 30, 2001, and incorporated herein by reference).

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer. *

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer. *

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2004

32(a)	Section 1350 Certification of Chief Executive Officer. **

32(b)	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith

**	Furnished herewith

(b)	Reports on Form 8-K.

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

PEERLESS MFG. CO.

Date: February 14, 2005	/s/ Sherrill Stone

Sherrill Stone
Chairman and Chief Executive Officer

Date: February 14, 2005	/s/ Richard L. Travis, Jr.

Richard L. Travis, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)