Form 10-Q
period 2005-03-31
PEERLESS MANUFACTURING CO
filed 2005-05-16
CIK 76954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 12, 2005, there were 3,036,434 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEERLESS MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,458	$4,119
Accounts receivable — principally trade — net of allowance of uncollectible accounts of $478 at March 31, 2005 and $431 at June 30, 2004	9,370	13,604
Inventories	4,080	3,106
Costs and earnings in excess of billings on uncompleted contracts	10,395	12,448
Deferred income taxes	1,165	1,165
Other — net	1,304	816
Assets of discontinued operations	216	225

Total current assets	35,988	35,483

Property, plant and equipment — net	2,913	3,053
Other assets	868	930
Other assets of discontinued operations	9	9

	$39,778	$39,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable — trade	8,946	9,791
Billings in excess of costs and earnings on uncompleted contracts	2,523	399
Commissions payable	737	844
Income taxes payable	—	557
Product warranties	1,042	982
Accrued liabilities and other	1,734	1,923
Liabilities of discontinued operations	224	306

Total current liabilities	15,206	14,802

Shareholders’ equity
Common stock	3,036	3,014
Additional paid-in capital	2,104	1,884
Other	292	214
Retained earnings	19,140	19,561

Total shareholders’ equity	24,572	24,673

Total liabilities and shareholders’ equity	$39,778	$39,475

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$12,999	$13,491	$35,061	$46,727
Cost of goods sold	9,155	8,679	25,063	32,564

Gross profit	3,844	4,812	9,998	14,163
Operating expenses
Sales and marketing	1,558	1,648	4,440	4,660
Engineering and project management	892	1,041	2,724	3,172
General and administrative	1,200	1,227	3,612	3,463

	3,650	3,916	10,776	11,295

Operating income (loss)	194	896	(778)	2,868

Other income (expense)
Foreign exchange gain (loss)	3	(68)	68	(20)
Other income — net	53	14	92	45

	56	(54)	160	25

Earnings (loss) from continuing operations before income taxes	250	842	(618)	2,893
Income tax expense (benefit)	45	287	(250)	989

Net earnings (loss) from continuing operations	205	555	(368)	1,904

Discontinued operations (Note 7)
Loss from discontinued operations (including gain on disposal of $0 and $140 in nine months ended 2005 and 2004, respectively)	—	(179)	(80)	(297)
Income tax benefit	—	(62)	(27)	(103)

Net loss from discontinued operations	—	(117)	(53)	(194)

Net earnings (loss)	$205	$438	$(421)	$1,710

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.07	$0.18	$(0.12)	$0.63
Loss from discontinued operations	0.00	(0.04)	(0.02)	(0.06)

Basic earnings (loss) per share	$0.07	$0.15	$(0.14)	$0.57

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.07	$0.18	$(0.12)	$0.63
Loss from discontinued operations	0.00	(0.04)	(0.02)	(0.06)

Diluted earnings (loss) per share	$0.07	$0.14	$(0.14)	$0.56

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(421)	$1,710
Net loss from discontinued operations	(53)	(194)

Net earnings (loss) from continuing operations	(368)	1,904

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	487	583
Bad debt expense	268	(11)
Foreign exchange (gain) loss	(68)	20
Other	70	—
Changes in operating assets and liabilities
Accounts receivable	4,003	1,533
Inventories	(973)	(383)
Costs and earnings in excess of billings on uncompleted contracts	2,094	(3,768)
Other current assets	(488)	450
Other assets	62	(72)
Accounts payable	(795)	(3)
Billings in excess of costs and earnings on uncompleted contracts	2,124	(1,372)
Commissions payable	(107)	(154)
Product warranties	60	(26)
Income taxes payable	(557)	674
Accrued liabilities and other	(178)	(748)

	6,002	(3,277)

Net cash provided by (used in) operating activities	5,634	(1,373)

Cash flow from investing activities:
Net proceeds from short-term investments	—	248
Net purchases of property and equipment	(347)	(301)

Net cash used in investing activities	(347)	(53)

Cash flows from financing activities:
Proceeds from sale of common stock	173	51

Net cash provided by financing activities	173	51

Net cash provided by (used in) discontinued operations	(126)	1,664

Effect of exchange rate changes on cash and cash equivalents	5	(9)

Net increase in cash and cash equivalents	5,339	280

Cash and cash equivalents at beginning of period	4,119	6,680

Cash and cash equivalents at end of period	$9,458	$6,960

See accompanying notes to condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements of the Company as of March 31, 2005, and for the three and nine months ended March 31, 2005 and March 31, 2004 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Operating Results and Other Risk Factors”). The Company’s fiscal year ends on June 30. References herein to fiscal 2004 and fiscal 2005 refer to our fiscal years ended June 30, 2004 and 2005, respectively.

In connection with the discontinuation of our Boiler operations (see Note 7 – “Discontinued Operations” in our Notes to Consolidated Financial Statements), the financial information has been presented to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Certain fiscal 2004 items have been reclassified to conform to the fiscal 2005 presentation. Unless otherwise noted, all dollar and share amounts in the tables are in thousands, except per share amounts.

2. New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company is currently evaluating the effect of SFAS 151 on its financial statements and related disclosures.

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the requisite service period, generally, as the award vests. The Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006. SFAS 123R applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements and related disclosures.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

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

Changes in the Company’s allowance for uncollectible accounts are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Balance at beginning of period	$427	$383	$431	$402
Bad debt expense	51	—	268	(11)
Accounts written off, net	—	—	(221)	(8)

Balance at end of period	$478	$383	$478	$383

4. Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company regularly reviews inventory values on hand, using specific aging categories, and records a provision for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.

Principal components of inventories are as follows :

	March 31,	June 30,
	2005	2004
Raw materials	$3,447	$2,630
Work in progress	567	427
Finished goods	299	245

	4,313	3,302
Reserve for excess and potentially obsolete inventory	(233)	(196)

	$4,080	$3,106

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

4. Inventories - Continued

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Balance at beginning of period	$218	$184	$196	$122
Additions/adjustments	15	(81)	37	(19)
Amounts written off	—	—	—	—

Balance at end of period	$233	$103	$233	$103

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

Changes in the Company’s product warranty reserve are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Balance at beginning of period	$984	$771	$982	$846
Provision for warranty expenses	213	144	419	499
Warranty charges	(155)	(95)	(359)	(525)

Balance at end of period	$1,042	$820	$1,042	$820

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

6. Revenue Recognition and Cost and Earnings on Uncompleted Contracts

The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81.1”). SOP81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”

The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.

     The components of uncompleted contracts are as follows:

	March 31,	June 30,
	2005	2004
Costs incurred on uncompleted contracts and estimated earnings	$51,189	$44,348
Less billings to date	(43,317)	(32,299)

	$7,872	$12,049

     The components of uncompleted contracts are reflected in the balance sheets as follows:

	March 31,	June 30,
	2005	2004
Costs and earnings in excess of billings on uncompleted contracts	$10,395	$12,448
Billings in excess of costs and earnings on uncompleted contracts	(2,523)	(399)

	$7,872	$12,049

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

7. Discontinued Operations

During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture, and the Company sold for $250,000 certain assets, of its Boiler business segment with a net book value of approximately $110,000, resulting in a gain on disposal of $140,000.

The following represents a summary of operating results and the gain on disposition of the boiler segment presented as discontinued operations:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$360
Cost of goods sold	—	136	75	514

Gross profit (loss)	—	(136)	(75)	(154)
Operating expenses	—	43	5	283

Operating loss	—	(179)	(80)	(437)
Income tax benefit	—	(62)	(27)	(151)

Net loss from operations	—	(117)	(53)	(286)
Gain on disposal, net of taxes	—	—	—	92

Net loss from operations	$—	$(117)	$(53)	$(194)

Diluted loss per share
Net loss from operations	$—	$(0.04)	$(0.02)	$(0.09)

Net gain on disposal	$—	$—	$—	$0.03

Net loss	$—	$(0.04)	$(0.02)	$(0.06)

The current and non-current assets and liabilities of the discontinued boiler segment are as follows:

	March 31,	June 30,
	2005	2004
Assets
Accounts receivable, principally trade — net of allowance for uncollectible accounts of $10 at March 31, 2005 and June 30, 2004.	$216	$225

Current assets of discontinued operations	216	225

Equipment — net of accumulated depreciation of $11 at March 31, 2005 and June 30, 2004.	9	9

Total assets of discontinued operations	$225	$234

Liabilities
Commissions payable	—	6
Product warranties and start-up reserves	224	300

Total current liabilities of discontinued operations	$224	$306

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

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

9. Contingencies

On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated the discontinued Boiler business under the name ABCO Industries, alleging that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code. The plaintiffs are seeking to recover approximately $1.0 million from ABCO. The Company believes that all or a majority of the payments fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, and that a number of defenses can be asserted that will negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss is not probable.

On April 25, 2005, the Company received notice that the Company may have received preferential transfers amounting to approximately $900,000 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on its preliminary investigation, the Company believes that all of the payments received fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, and that a number of defenses can be asserted that will negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss is not probable.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

10. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings (loss) from continuing operations	$205	$555	$(368)	$1,904
Net loss from discontinued operations	—	(117)	(53)	(194)
Foreign currency translation adjustment	(42)	60	78	222

Comprehensive income (loss)	$163	$498	$(343)	$1,932

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings (loss) from continuing operations	$205	$555	$(368)	$1,904
Loss from discontinued operations	—	(117)	(53)	(194)

Net earnings (loss)	$205	$438	$(421)	$1,710

Basic weighted average common shares outstanding	3,032	3,004	3,026	3,001
Effect of dilutive options	43	44	—	43

Diluted weighted average common shares outstanding	3,075	3,048	3,026	3,044

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.07	$0.18	$(0.12)	$0.63
Loss from discontinued operations	0.00	(0.04)	(0.02)	(0.06)

Net earnings (loss) per share	$0.07	$0.15	$(0.14)	$0.57

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.07	$0.18	$(0.12)	$0.63
Loss from discontinued operations	0.00	(0.04)	(0.02)	(0.06)

Net earnings (loss) per share	$0.07	$0.14	$(0.14)	$0.56

Diluted weighted average common shares outstanding excluded 80,800 and 166,967 outstanding stock options for the three and nine months ended March 31, 2005 because their impact would be anti-dilutive. Likewise, diluted weighted average common shares outstanding excluded 96,700 and 87,467 outstanding stock options for the three and nine months ended March 31, 2004, respectively, because their impact would be anti-dilutive.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings (loss), as reported	$205	$438	$(421)	$1,710
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(48)	(23)	(118)	(146)

Pro forma net earnings (loss)	$157	$415	$(539)	$1,564

Earnings (loss) per share:
Basic — as reported	$0.07	$0.15	$(0.14)	$0.57

Basic — pro forma	$0.05	$0.14	$(0.18)	$0.52

Diluted — as reported	$0.07	$0.14	$(0.14)	$0.56

Diluted — pro forma	$0.05	$0.14	$(0.18)	$0.51

13. Segment Information

The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: Environmental Systems and Separation Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer customers a totally integrated system. The Separation Filtration

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

13. Segment Information - Continued

Systems segment produces various types of separators and filters used for removing liquids and solids from air and other gases. This segment also provides engineering design and services, pulsation dampeners, natural gas odorizers, quick-opening closures and parts for its products.

Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the design, manufacture, and sale of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three and nine months ended March 31, 2005 and March 31, 2004 are presented below. The Company does not allocate general and administrative expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

		Separation
	Environmental	Filtration	Unallocated
	Systems	Systems	Overhead	Consolidated
Three months ended March 31, 2005

Net sales from customers	$6,549	$6,450	$—	$12,999
Segment profit (loss)	645	749	(1,200)	194

Three months ended March 31, 2004

Net sales from customers	$4,937	$8,554	$—	$13,491
Segment profit	694	1,429	(1,227)	896

Nine months ended March 31, 2005

Net sales from customers	$15,526	$19,535	$—	$35,061
Segment profit (loss)	1,919	915	(3,612)	(778)

Nine months ended March 31, 2004

Net sales from customers	$23,946	$22,781	$—	$46,727
Segment profit	3,923	2,408	(3,463)	2,868

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

14. Industry Segment and Geographic Information

The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the three and nine months ended March 31, 2005 and March 31, 2004 is as follows:

	United
	States	Europe	Eliminations	Consolidated
Three months ended March 31, 2005
Net sales to unaffiliated customers	$10,242	$2,757	$—	$12,999
Transfers between geographic areas	1,128	—	(1,128)	—

Total	$11,370	$2,757	$(1,128)	$12,999

Identifiable long-lived assets	$2,829	$84	$—	$2,913

Three months ended March 31, 2004
Net sales to unaffiliated customers	$10,788	$2,703	$—	$13,491
Transfers between geographic areas	1,191	—	(1,191)	—

Total	$11,979	$2,703	$(1,191)	$13,491

Identifiable long-lived assets	$3,017	$101	$—	$3,118

Nine months ended March 31, 2005
Net sales to unaffiliated customers	$28,842	$6,219	$—	$35,061
Transfers between geographic areas	1,809	—	(1,809)	—

Total	$30,651	$6,219	$(1,809)	$35,061

Identifiable long-lived assets	$2,829	$84	$—	$2,913

Nine months ended March 31, 2004
Net sales to unaffiliated customers	$38,163	$8,564		$46,727
Transfers between geographic areas	1,431	—	(1,431)	—

Total	$39,594	$8,564	$(1,431)	$46,727

Identifiable long-lived assets	$3,017	$101	$—	$3,118

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.

Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

15. Lines of Credit

The Company maintains a $12.5 million revolving line of credit facility for working capital requirements that expires on October 31, 2006. The credit line carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at March 31, 2005), and is secured by substantially all of the Company’s assets. As of March 31, 2005, the Company had no outstanding balances under the credit line, and $3.2 million outstanding under stand-by letters of credit, leaving $9.3 million of availability under the facility. The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of March 31, 2005, the Company was in compliance with all financial and other covenants of the loan agreement.

In addition, our subsidiary located in the United Kingdom (our “UK subsidiary”) has a £2.4 million (approximately $4.5 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary’s assets, and is backed by a Peerless stand-by letter of credit of £1.0 million (approximately $1.9 million, which is included in the $3.2 million outstanding under stand-by letters of credit as described above) and expires on October 31, 2005. At March 31, 2005, there was approximately £2.2 million outstanding under this facility, leaving availability of approximately £200,000 (approximately $375,000).

16. Supplemental Cash Flow Information

Net cash flows from operating activities reflects cash payments for income taxes as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Income taxes paid	$—	$—	$660	$251

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We desire to avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 31 of this Report.

     All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.

Overview

     We are a global company providing environmental and separation filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments – Environmental Systems and Separation Filtration Systems. During fiscal year 2004, we discontinued the operations of our Boiler business. See Note 7 – “Discontinued Operations” in our Notes to Condensed Consolidated Financial Statements of this Report for additional discussion on the discontinuance of this business unit.

     Environmental Systems. This business segment represented approximately 44% and 51% of our revenues for the nine months ended March 31, 2005 and 2004, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instruments, controls and related valves and piping.

     Separation Filtration Systems. This business segment represented approximately 56% and 49% of our revenues for the nine months ended March 31, 2005 and 2004, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.

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
FOR THE PERIOD ENDED MARCH 31, 2005

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

     When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We continually update our estimates of costs and status of each project with our subcontractors and our manufacturing plants. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-priced arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, and other factors can affect our cost estimates. While we attempt to reduce the risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

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

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers directly.

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

Results of Operations

     The following table displays our statements of operations as a percentage of net revenues:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.4	64.4	71.5	69.7

Gross profit	29.6	35.6	28.5	30.3
Operating expenses	28.1	29.0	30.7	24.2

Operating income (loss)	1.5	6.6	(2.2)	6.1
Other income (expense)	0.4	(0.4)	0.5	0.1

Net earnings (loss) from continuing operations before income taxes	1.9	6.2	(1.7)	6.2
Income tax expense (benefit)	0.3	2.1	(0.7)	2.1

Net earnings (loss) from continuing operations	1.6	4.1	(1.0)	4.1
Loss from discontinued operations, net of tax	—	(0.9)	(0.2)	(0.4)

Net earnings (loss)	1.6%	3.2%	(1.2)%	3.7%

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Results of Operations – Consolidated

     Revenues. For the three months ended March 31, 2005, revenues decreased approximately $500,000, or 3.7%, to $13.0 million from $13.5 million for the three months ended March 31, 2004. Revenues originated by our domestic operations decreased by approximately $600,000, or 5.6%, from $10.8 million for the three months ended March 31, 2004 to $10.2 million for the three months ended March 31, 2005. Revenues originated by our international operations increased by approximately $100,000, or 3.7%, from $2.7 million for the three months ended March 31, 2004 to $2.8 million for the three months ended March 31, 2005. The decrease in our domestically originated revenues was mainly attributable to the decrease in our Separation Filtration System sales, which decreased by approximately $2.2 million, or 36.9%. This was partially offset by an increase in our Environmental Systems sales, which increased by approximately $1.6 million, or 32.7%. The increase in our international originated revenues related primarily to an increase in our pressure vessel sales originated by our United Kingdom operations, which increased by approximately $100,000, or 3.7%. See Item 2 – “Results of Operations – Segments” of this Report for further discussion on revenues.

     Gross Profit Margin. Our margins, during a particular period, may be impacted by the following factors: (1) sales volume, (2) shifts in our product mix, (3) unanticipated increase in our component costs, and (4) start-up and warranty costs. Shifts in our product mix can impact our margin performance two ways: (1) certain of our products have higher margins than others; and as a result, shifts in the composition of our sales from quarter to quarter can have a significant impact on our reported margins, and (2) certain of our products have a higher internal manufacturing cost component associated with them, thus changes in our sales mix from quarter to quarter can have a significant impact on the utilization of our manufacturing facilities, and thus impact our reported margin through our absorption factors.

     For the three months ended March 31, 2005, our gross profit margin decreased by approximately $1.0 million, or 20.8%, from $4.8 million for the three months ended March 31, 2004 to $3.8 million for the three months ended March 31, 2005. Gross profit margin, as a percentage of sales, decreased from 35.6% for the three months ended March 31, 2004 to 29.6% for the three months ended March 31, 2005. Our margins during the quarter were impacted by all of the factors noted above. Our sales volume was down for the quarter and our domestic Separation Filtration System sales, which tend to have a much higher internal manufacturing cost component associated with them, decreased as a percentage of our sales during the quarter from 43.3% to 28.4% for the three months ended March 31, 2004 and 2005, respectively. The result was that our plant utilization factors decreased during the quarter and as such, our unabsorbed manufacturing costs increased from approximately $500,000, or 3.6% of sales for the three months ended March 31, 2004 to approximately $600,000, or 4.8% of sales for the three months ended March 31, 2005. In addition, our warranty and start-up costs increased as a percentage of sales from 0.8% for the third quarter of fiscal 2004 to 4.3% for the third quarter of fiscal year 2005. The increase in our warranty and start-up costs related primarily to one Environmental System project, for which the Company has provided a specific reserve of approximately $450,000 ($250,000 during the current period) to cover certain contractually imposed process related issues and a potential liquidated damages claim. The Company feels it potentially has mitigating factors with respect to the liquidated damages claim and intends to assert such factors

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

against such claim if made. With respect to the process issues, while the equipment meets operating permit standards, it is not meeting all contractually obligated process requirements. As such, the Company has agreed with the owner, at the Company’s expense, to install additional catalyst to comply with all contractually obligated process requirements.

     Operating Expenses. For the three months ended March 31, 2005, operating expenses from continuing operations decreased by approximately $200,000, or 5.1%, from approximately $3.9 million for the three months ended March 31, 2004 to approximately $3.7 million for the three months ended March 31, 2005. As a percentage of sales, our operating expenses decreased from 29.0% for the three months ended March 31, 2004 to 28.1% for the three months ended March 31, 2005. On a comparative basis, our sales and marketing expenses decreased approximately $100,000 and our engineering and project management expenses decreased approximately $100,000. Our general and administrative expenses remained relatively constant during both periods, as any cost control benefits achieved during the current quarter were offset by the increased costs of compliance with corporate governance mandates enacted by the SEC and the Nasdaq Stock Market, which are expenses that are expected to continue.

     Other Income and Expense. For the three months ended March 31, 2005, other income and expense items changed by approximately $110,000 from expense of approximately $54,000 for the three months ended March 31, 2004 to income of approximately $56,000 for the three months ended March 31, 2005. This change related primarily to the impact associated with our foreign currency exchange. During the three months ended March 31, 2004, we realized foreign currency exchange losses of approximately $68,000 compared to foreign currency exchange gains of approximately $3,000 for the three months ended March 31, 2005. In addition to the foreign currency impact during the current period, we recognized net rental income of approximately $33,000 associated with the lease of a portion of our Dallas, Texas warehouse space.

     Income Taxes. The Company’s provision for incomes taxes is based upon the estimated effective tax rates in the tax jurisdictions in which the Company operates and includes federal, state and foreign taxes. The effective tax rate for the three months ended March 31, 2005 and 2004 was approximately 18% and 34%, respectively. During the current period, our effective tax rate was impacted by a change in our estimated effective annual tax rate from 34% to 40%. This adjustment resulted in a reduction of our current period tax expense of approximately $40,000. The increase in our effective tax rate is due primarily to a shift in the composition of our foreign and domestic pre-tax earnings (loss).

     Net Earnings (Loss) from Continuing Operations. As a result of the above factors, our net earnings from continuing operations decreased by approximately $350,000, from earnings of approximately $555,000 or 4.1% of sales for the three months ended March 31, 2004, to earnings of approximately $205,000, or 1.6% of sales for the three months ended March 31, 2005. Basic earnings per share decreased from earnings of $0.18 per share for the three months ended March 31, 2004, to earnings per share of $0.07 per share for the three months ended March 31, 2005. Diluted earnings per share decreased from earnings of $0.18 per share for the three months ended March 31, 2004, to earnings of $0.07 per share for the three months ended March 31, 2005.

     Discontinued Operations. For the three months ended March 31, 2005, there were no charges or income recognized from discontinued operations compared to a net loss of approximately $117,000 for the three months ended March 31, 2004. The Company has a reserve of approximately $224,000 at March 31, 2005, based on its estimate of potential start-up and warranty costs associated with certain non-commissioned boiler projects. The Company has

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

established this reserve based on the most current information available and historical experience, and while the Company believes the reserve to be adequate and the judgment applied appropriate, due to a number of factors, our estimated liability could differ from our actual cost incurred (see “Critical Accounting Policies – Product Warranties” of this Report). Basic and diluted loss per share from discontinued operations was $0.00 per share for the three months ended March 31, 2005, compared to a loss of ($0.04) per share for the three months ended March 31, 2004.

     Net Earnings. As a result of the above factors, our earnings for the three months ended March 31, 2005 decreased approximately $233,000 from net earnings of $438,000, or 3.2% of sales for the three months ended March 31, 2004, to net earnings of approximately $205,000, or 1.6% of sales for the three months ended March 31, 2005. Basic earnings per share decreased from earnings of $0.15 per share for the three months ended March 31, 2004, to earnings per share of $0.07 for the three months ended March 31, 2005. Diluted earnings per share decreased from earnings of $0.14 per share for the three months ended March 31, 2004, to earnings per share of $0.07 for the three months ended March 31, 2005.

Nine months ended March 31, 2005 Compared to Nine months ended March 31, 2004

Results of Operations – Consolidated

     Revenues. For the nine months ended March 31, 2005, revenues decreased approximately $11.6 million, or 24.8% from $46.7 million for the nine months ended March 31, 2004 to $35.1 million for the nine months ended March 31, 2005. Revenues originated by our domestic operations decreased by approximately $9.3 million, or 24.3%, from $38.2 million for the nine months ended March 31, 2004 to $28.9 million for the nine months ended March 31, 2005. Revenues originated by our international operations decreased by approximately $2.3 million, or 27.1% from $8.5 million for the nine months ended March 31, 2004 to $6.2 million for the nine months ended March 31, 2005. The decline in our domestically originated revenues was mainly attributable to the decline in our Environmental Systems sales, which has been impacted by the slow pace of new power plant construction and regulatory uncertainties. The decrease in our internationally originated revenues related primarily to the decrease in our Separation Filtration System sales through our United Kingdom operations. See Item 2 – “Results of Operations – Segments” of this Report for further discussion on revenues.

     Gross Profit Margin. For the nine months ended March 31, 2005, our gross profit margin decreased by approximately $4.2 million, or 29.6% from $14.2 million for the nine months ended March 31, 2004 to $10.0 million for the nine months ended March 31, 2005. Our gross profit margin, as a percentage of sales, decreased from 30.3% for the nine months ended March 31, 2004 to 28.5% for the nine months ended March 31, 2005. As noted previously, our margins during any particular period may be impacted by any of, or combination of, the following factors: (1) sales volume, (2) shifts in our product mix, (3) unanticipated increase in our component costs, and (4) start-up and warranty costs. During the current period our margins were negatively impacted by unanticipated increases in our material costs. Due to worldwide demand, the cost associated with steel, and particularly stainless steel, increased dramatically over the last 18 months. As most of our contracts are long-term fixed-priced contracts, unanticipated changes in our material costs can have a significant impact on our reported margins (see also Item 2 – “Results of Operations - Segment Profit - Separation Filtration Systems” for further discussion on the impact of material cost increases). Additionally, during the period our margins were marginally impacted by: 1) our warranty and start-up costs, which increased as a percentage of

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

sales from 1.8% for the nine months ended March 31, 2004 to 2.1% for the nine months ended March 31, 2005, and 2) our unabsorbed manufacturing costs, which increased as a percentage of sales from 3.7% for the nine months ended March 31, 2004 to 4.1% for the nine months ended March 31, 2005. While these costs increased as a percentage of sales, they actually decreased on a dollar basis. Our actual warranty and start-up costs decreased from approximately $900,000 for the nine months ended March 31, 2004 to $800,000 for the nine months ended March 31, 2005, and our actual unabsorbed manufacturing costs decreased from $1.7 million for the nine months ended March 31, 2004 to $1.4 million for the nine months ended March 31, 2005.

     Operating Expenses. For the nine months ended March 31, 2005, operating expenses from continuing operations decreased by approximately $500,000, or 4.6% from approximately $11.3 million for the nine months ended March 31, 2004 to approximately $10.8 million for the nine months ended March 31, 2005. As a percentage of sales, our operating expenses increased from 24.2% for the nine months ended March 31, 2004 to 30.7% for the nine months ended March 31, 2005. The increase in operating expenses, as a percentage of sales, is directly related to the reduction in our sales during the period. On a comparative basis, our sales and marketing expenses decreased from approximately $4.6 million to approximately $4.4 million, our engineering and project management expenses decreased from approximately $3.2 million to approximately $2.7 million and our general and administrative expenses increased from approximately $3.5 million to approximately $3.6 million. The decrease in our sales and marketing expenses related primarily to a decrease in our commission expense during the nine months ended March 31, 2005, which is directly related to the decrease in our revenues. The decrease in engineering and project management expenses can be attributed to our continued emphasis on cost controls and improved project execution. The increase in our general and administrative expenses is attributed to the increased expense of compliance with corporate governance mandates enacted by the SEC and the Nasdaq Stock Market, which are expenses that are expected to continue.

     Other Income and Expense. For the nine months ended March 31, 2005, other income and expense items changed by approximately $135,000, from income of approximately $25,000 for the nine months ended March 31, 2004 to income of approximately $160,000 for the nine months ended March 31, 2005. This change related primarily to the impact associated with our foreign currency exchange. During the nine months ended March 31, 2004, we realized foreign currency exchange losses of approximately $20,000, compared to foreign currency exchange gains of approximately $68,000 for the nine months ended March 31, 2005. Additionally, we recognized net rental income of approximately $55,000 associated with the lease of some of our warehouse space.

     Income Taxes. The Company’s effective tax rate for continuing operations was approximately 40% for the nine months ended March 31, 2005 and 34% for the nine months ended March 31, 2004. The increase in our effective tax rate for the current period is due primarily to a shift in the composition of our foreign and domestic pre-tax earnings (loss).

     Net Earnings (Loss) from Continuing Operations. As a result of the above factors, our net earnings (loss) from continuing operations decreased by approximately $2.3 million from earnings of approximately $1.9 million, or 4.1% of sales for the nine months ended March 31, 2004, to a loss of approximately $368,000, or 1.0% of sales for the nine months ended March 31, 2005. Basic earnings (loss) per share decreased from earnings of $0.63 per share for the nine months ended March 31, 2004, to a loss of ($0.12) per share for the nine months ended March 31,

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

2005. Diluted earnings per share decreased from earnings of $0.63 per share for the nine months ended March 31, 2004, to a loss of ($0.12) per share for the nine months ended March 31, 2005.

     Discontinued Operations. For the nine months ended March 31, 2005, we recognized a net loss from discontinued operations of approximately $53,000 compared to a net loss of approximately $194,000 for the nine months ended March 31, 2004. The Company has a reserve of approximately $224,000 at March 31, 2005, based on its estimate of potential start-up and warranty costs associated with certain non-commissioned boiler projects. The Company has established this reserve based on the most current information available and historical experience, and while the Company believes the reserve to be adequate and the judgment applied appropriate, due to a number of factors, our estimated liability could differ from our actual cost incurred (see “Critical Accounting Policies – Product Warranties” of this Report). Included in our net loss for the nine months ended March 31, 2004 was a net gain related to the disposal of our Boiler operation of approximately $92,000 ($140,000 gain less taxes of $48,000). Basic and diluted loss per share from discontinued operations was ($0.02) per share for the nine months ended March 31, 2005, compared to a loss of ($0.06) per share for the nine months ended March 31, 2004.

     Net Earnings (Loss). As a result of the above factors, our earnings for the nine months ended March 31, 2005 decreased approximately $2.1 million, from net earnings of approximately $1.7 million, or 3.7% of sales, to a net loss of approximately $421,000, or 1.2% of sales for the nine months ended March 31, 2005. Basic earnings (loss) per share decreased from earnings of $0.57 per share for the nine months ended March 31, 2004, to a loss of ($0.14) per share for the nine months ended March 31, 2005. Diluted earnings (loss) per share decreased from earnings of $0.56 per share for the nine months ended March 31, 2004, to a loss of ($0.14) per share for the nine months ended March 31, 2005.

Results of Operations – Segments

     We are organized along two lines of business: Environmental Systems, and Separation Filtration Systems. The Company’s Boiler segment was discontinued and its assets sold during the first quarter of fiscal 2004. See Note 7 – “Discontinued Operations” in the Notes to our Consolidated Financial Statements for further discussion on the Boiler segment.

     Revenues. The following table displays revenues by reportable segment (dollars in thousands).

	Three months ended				Nine months ended
	March 31,				March 31,
	2005	%	2004	%	2005	%	2004	%

Revenues
Environmental Systems	$6,549	50.4%	$4,937	36.6%	$15,526	44.3%	$23,946	51.2%
Separation Filtration Systems	6,450	49.6%	8,554	63.4%	19,535	55.7%	22,781	48.8%

Total	$12,999	100.0%	$13,491	100.0%	$35,061	100.0%	$46,727	100.0%

     Environmental Systems. Revenues from our Environmental Systems for the three months ended March 31, 2005, when compared to the same period last year, increased by approximately $1.6 million, or 32.7%. For the nine months ended March 31, 2005, revenues from Environmental Systems, when compared to the same period last year, decreased by approximately $8.4 million, or 35.2%. The increase in the revenues for the three months ended

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

March 31, 2005 is due to the completion of two projects, and specifically one short cycle project for which revenue was recognized predominately during this period. The reduction in revenues during the nine month period ended March 31, 2005 is due primarily to the completion of a $15 million, NOx compliance project during the first half of fiscal 2004, which impact has not been replicated this fiscal year. We are currently beginning to see compliance projects in regions of the United States that previously have not had requirements for NOx control equipment. We also expect that spending for NOx reduction systems will increase in future periods as users execute their compliance plan to meet State Implementation Plans (SIP). In addition, while the construction of new power plants has experienced a significant decline compared to previous years, we believe this portion of the Environmental Systems business will begin to improve beginning in 2006 – 2007. On March 10, 2005, the United States Environmental Protection Agency (“EPA”) announced the most comprehensive air quality regulations for power plants since the Clean Air Acts Acid Rain Program, which began in 1995. Among other provisions, the regulations require power plants in 28 eastern states and the District of Columbia to reduce NOx emissions by 53% of 2003 levels by 2009. We expect this mandate to positively impact our future Environmental Systems business.

     Separation Filtration Systems. When compared to the same periods last fiscal year, our Separation Filtration Systems revenues decreased approximately $2.1 million, or 24.6% and $3.2 million, or 14.2% for the three and nine months ended March 31, 2005, respectively. Revenues originated by our domestic operations, when compared to the same periods last year, decreased approximately $2.2 million, or 36.9%, and approximately $900,000, or 6.3%, for the three and nine months ended March 31, 2005, respectively. Revenues originated by our international operations, when compared to the same periods last year, increased by approximately $100,000, or 3.7% for the three months ended March 31, 2005 and decreased by approximately $2.3 million, or 27.4% for the nine months ended March 31, 2005. The decrease in revenue through our domestic operations can be attributed primarily to a decrease in our domestic pressure product sales, which decreased by approximately $2.2 million, or 51.7% for the three months ended March 31, 2005 and $3.8 million, or 35.0 % for the nine months ended March 31, 2005 and related principally to a decrease in domestic pipeline projects. The decrease in our pressure product sales has been partially offset by an increase in our nuclear marine product sales, which for the nine months ended March 31, 2005 has increased by approximately $3.0 million, or 90.2% and related principally to life extension projects at several nuclear power plants. The decrease in revenues originated through our international operations relates to the completion by our United Kingdom subsidiary of two major projects during the first part of fiscal 2004, which impact has not been replicated during the current year.

     Segment Profit. The following table displays segment profit by reportable segment (dollars in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Segment profit
Environmental Systems	$645	$694	$1,919	$3,923
Separation Filtration Systems	749	1,429	915	2,408

Total	1,394	2,123	2,834	6,331
Unallocated general and administrative expenses	(1,200)	(1,227)	(3,612)	(3,463)

Operating income (loss)	$194	$896	$(778)	$2,868

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

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

     Environmental Systems. Environmental Systems profits for the three months ended March 31, 2005 decreased by approximately $49,000, or 7.1% compared to the same period of fiscal 2004. As a percentage of Environmental Systems revenue, profit in Environmental Systems was 9.8% and 14.1% for the three months ended March 31, 2005 and 2004, respectively. The decrease in profit, as a percentage of sales, during the three months ended March 31, 2005 is primarily related to an increase in start-up and warranty costs during the current period when compared to the prior year. During the current period, our start-up and warranty costs were $542,000, or 8.3% of revenues, compared to $103,000, or 2.1% of revenues for the three months ended March 31, 2004. The increase in start-up and warranty costs during the current period related primarily to one project. For further discussion please refer to Item 2 – “Results of Operations – Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 – Gross Profit Margin” section of this Report. For the nine months ended March 31, 2005, our Environmental Systems profits decreased by approximately $2.0 million, or 51.1% over the same period last year. As a percentage of Environmental Systems revenue, our operational performance decreased from a segment profit of 16.4% for the nine months ended March 31, 2004 to segment profit of 12.4% for the same period this year. The decrease in our Environmental Systems profit during the nine months ended March 31, 2005, relates primarily to the following:

1.	Increase in operational expenses, as a percentage of sales. While our actual operational expenses were down from approximately $3.4 million to $2.8 million for the nine months ended March 31, 2004 and 2005, respectively, as a percentage of sales, these expenses increased from 14.1% of sales for the nine months ended March 31, 2004 to 18.3% of sales for the three months ended March 31, 2005.

2.	Increase in start-up and warranty expenses, as a percentage of sales. Although our actual start-up and warranty expenses have declined on a dollar-basis, from approximately $816,000 for the nine months ended March 31, 2004 to $688,000 for the nine months ended March 31, 2005, as a percentage of sales, these expenses increased from 3.4% for the nine months ended March 31, 2004 to 4.4% for the nine months ended March 31, 2005.

3.	Corrections associated with control deficiencies. As discussed under Part I – Item 4 “Controls and Procedures” of this Report and as more fully described under that same section in our Quarterly Report on Form 10-Q filed with the commission on February 14, 2005, the Company’s management discovered certain control deficiencies during the second quarter of fiscal 2005. In connection therewith, certain correcting adjustments were recorded in the second quarter to the Company’s previously reported financial results. These adjustments, while immaterial in aggregate to both the Company’s previously reported financial results and to the quarter, did have a significant impact on the Company’s reported segment profit for the period.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

Specifically, this correction increased the Company’s Environmental Systems reported segment profits for the nine months ended March 31, 2005 by approximately $348,000, or 2.2%.

     Separation Filtration Systems. Separation Filtration Systems profits decreased in the three months ended March 31, 2005 by approximately $700,000, from a profit of approximately $1.4 million for the three months ended March 31, 2004, to $700,000 for the three months ended March 31, 2005. As a percentage of Separation Filtration Systems revenue, our operational performance decreased from a segment profit of 16.7% for the three months ended March 31, 2004 to 11.6% for the three months ended March 31, 2005. The decrease in our Separation Filtration Systems profit during the current quarter was primarily volume related, as our operational expenses as a percentage of sales increased from 18.0% for the three months ended March 31, 2004 to 21.9% for the three months ended March 31, 2005.

     Our Separation Filtration Systems profits decreased for the nine months ended March 31, 2005 by approximately $1.5 million, from a profit of approximately $2.4 million for nine months ended March 31, 2004, to a profit of $900,000 for the same period this fiscal year. As a percentage of Separation Filtration Systems revenue, our operational performance decreased from a segment profit of 10.6%, to a segment profit of 4.7%, for the nine months ended March 31, 2004 and 2005, respectively. The decrease in our Separation Filtration Systems operational performance during the nine months ended March 31, 2005 can be attributed to the following items:

1.	Increase in operational expenses, as a percentage of sales. While our actual operational expenses were down from approximately $4.5 million to $4.3 million for the nine months ended March 31, 2004 and 2005, respectively, as a percentage of sales, these expenses increased from 19.6% for the nine months ended March 31, 2004 to 22.1% for the nine months ended March 31, 2005.

2.	Significant material price increases. Due to worldwide consumption, steel prices, most notably stainless steel prices, have increased considerably over the past year (over 55% in the past 18 months). Stainless steel is a very significant material cost to the production of our nuclear steam dryer products and our marine separation products. Most of the contracts governing the sale of these products are long-term, fixed-priced contracts, which in a volatile environment, increases the Company’s risks to margin deterioration. The Company attempts to stabilize its costs by ordering materials at the time an order is received. However, on long-term deliverable contracts (i.e., over 3 years), this may not always be possible. To mitigate its risk under these contracts the Company attempts to negotiate escalation provisions. See Factors That May Affect Our Operating Results and Other Risk Factors – “We enter into fixed-priced contracts. If our actual costs exceed our original estimates, our profits will be reduced” – page 32 of this Report.

3.	Corrections associated with control deficiencies. As noted under Environmental Systems, during the three months ended December 31, 2004, correcting adjustments were made to the Company’s financial statements as the result of certain management identified control deficiencies. These adjustments, while immaterial in aggregate to both the Company’s previously reported financial results and to the quarter, did have a significant impact on the Company’s reported segment profit for the period. Specifically, this correction decreased the Company’s Separation

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

Filtration Systems reported segment profits for the nine months ended March 31, 2005 by approximately $452,000, or 2.3%.

Market Outlook

     Environmental Systems. We expect that the spending for NOx reduction systems will increase in late 2005 through 2009 as users implement their compliance plans to adhere to regulatory compliance deadlines that come into effect over the next 3 to 5 years. In addition, while the construction of new power plants has significantly declined over the last several years, we expect this market to improve beginning in 2006 or 2007.

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

     On April 25, 2005, the Company received notice that the Company may have received preferential transfers amounting to approximately $900,000 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on its preliminary investigation, the Company believes that all of the payments received fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, and that a number of defenses can be asserted that may negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss is not probable.

     From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

Backlog

     The Company’s backlog of unfilled orders was approximately $36.0 million at March 31, 2005, compared to $34.0 million at June 30, 2004 and $34.0 million at March 31, 2004. Our Environmental Systems segment continues to be impacted by the effects of the slow down in new power plant construction. We expect that spending for NOx reduction systems will increase in 2005 – 2009 as users implement their compliance plans and as regulatory deadlines approach, and we continue to see an increase in requests for proposals relating to such initiatives. In addition, while the construction of new power plants has seen a decline over the past several years, we believe this portion of the Environmental Systems business will improve in 2006 – 2007. The market for Peerless nuclear and marine products remains strong as nuclear power plants continue to invest in life extension projects. The shortage of natural gas supplies is creating new opportunities for Peerless separators and filters, such as the production of LNG and the associated gas processing facilities.

Financial Position

     Assets. Total assets increased by approximately $300,000, or 0.8% from approximately $39.5 million at June 30, 2004 to approximately $39.8 million at March 31, 2005. The increase in our assets during the fiscal year resulted primarily from an increase in our cash and cash equivalents balances of approximately $5.4 million and an increase in our inventories of approximately $1.0 million, which was offset by a decrease in costs and earnings in excess of billings on uncompleted contracts of approximately $2.0 million and a decrease in our accounts receivable of approximately $4.2 million. See Item 2 – “Liquidity and Capital Resources” of this Report for further discussion. At March 31, 2005, we held cash and cash equivalents of $9.5 million, had working capital of approximately $20.8 million, and a current ratio of 2.4 to 1.0. This compares with cash and cash equivalents of $4.1 million, approximately $20.7 million in working capital, and a current ratio of 2.4 to 1.0 at June 30, 2004.

     Liabilities and Shareholders Equity Total liabilities increased by approximately $400,000 or 2.7%, from approximately $14.8 million at June 30, 2004 to approximately $15.2 million at March 31, 2005. The increase in liabilities related primarily to an increase in our billings in excess of costs and earnings on uncompleted contracts, offset by a decrease in our trade payables and other accrued liabilities. Our debt (total liabilities) to equity ratio increased slightly to .62-to-1.0 at March 31, 2005, compared to .60-to-1.0 at June 30, 2004. See Item 2 – “Liquidity and Capital Resources” of this Report for further discussion.

Liquidity and Capital Resources

     Our cash and cash equivalents were $9.5 million as of March 31, 2005, compared to $4.1 million at June 30, 2004. Cash provided by operating activities during the nine months ended March 31, 2005 was approximately $5.6 million compared to cash of approximately $1.4 million used by our operating activities during the nine months ended March 31, 2004.

     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers after the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At June 30, 2004, the balance of these working capital accounts was $15.9 million, compared to $8.3 million at March 31, 2005, reflecting a decrease of our investment in these working capital items of $7.6 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis, based on the attainment of certain milestones. Therefore, changes in the composition of contract mix, from quarter-to-quarter, can tend to either increase or decrease our net investment in these accounts during any given quarter or period. In addition, during the nine months ended March 31, 2005, funds were used by our operating loss and used to reduce our accrued expenses and pay our prior year tax liability.

     Cash used in investing activities was approximately $347,000 for the nine months ended March 31, 2005, compared to cash used in investing activities of approximately $53,000 for the same period in fiscal 2004. The use of cash during the nine months ended March 31, 2005 and 2004 related primarily to capital expenditures during the periods. Fiscal year 2004 capital expenditures were offset by proceeds of approximately $248,000 relating to the sale of certain short-term investments.

     Cash provided by financing activities was approximately $173,000 and $51,000 for the nine months ended March 31, 2005 and 2004, respectively, and related to the proceeds from the issuance of common stock, pursuant to employee stock options.

     Cash used in our discontinued operations was $126,000 during the nine months ended March 31, 2005, compared to $1.7 million provided by our discontinued operations during the same period in fiscal 2004.

     As a result of the above factors, during the first nine months of fiscal year 2005, our cash and cash equivalents increased by approximately $5.3 million, compared to an increase of approximately $280,000 during the same period of fiscal 2004.

     On October 31, 2003, we entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin (Euro plus 1.75% at March 31, 2005), and is secured by substantially all our domestic assets. At March 31, 2005, we had $3.2 million outstanding under stand-by letters of credit and no loans outstanding, leaving us availability under our credit facility of $9.3 million. The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of March 31, 2005, the Company was in compliance with all financial and other covenants under the credit facility.

     In addition, our UK subsidiary has a £2.4 million (approximately $4.5 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary assets, and is backed by a Peerless stand-by letter of credit of £1.0 million (approximately $1.9 million, which is included in the $3.2 million outstanding above) and expires on October 31, 2005. At March 31, 2005, there was approximately £2.2 million outstanding under this facility, leaving availability of approximately £200,000 (approximately $375,000).

     We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     The Company has no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

New Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. We are is currently evaluating the effect of SFAS 151 on our financial statements and related disclosures.

     In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the requisite service period, generally, as the award vests. We will be required to adopt SFAS 123R in the first quarter of fiscal 2006. SFAS 123R applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. We are currently evaluating the impact that the adoption of SFAS 123R will have on our financial statements and our related disclosures.

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

     The demand for our Environmental Systems depends to an extent on the continued construction of power generation plants and the upgrade of existing power plants. In the first nine months of fiscal 2005, approximately 44% of our consolidated revenues were derived from sales of Environmental Systems for new and refurbished power plants compared to approximately 51 % for the same period in fiscal 2004. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of new power plants or a decline in the refurbishing of existing power

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations. See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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
FOR THE PERIOD ENDED MARCH 31, 2005

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

     For the first nine months of fiscal 2005 and fiscal 2004, revenue outside the United States represented approximately 18% of our consolidated revenues. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States.

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
FOR THE PERIOD ENDED MARCH 31, 2005

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
FOR THE PERIOD ENDED MARCH 31, 2005

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

     The terms and conditions of our current $12.5 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. The availability of our credit facility is also subject to certain financial covenants, including a prohibition against consecutive quarterly losses. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of March 31, 2005 we were in compliance with all financial and other covenants of our credit facility.

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
FOR THE PERIOD ENDED MARCH 31, 2005

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. On occasion, we will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. As of March 31, 2005, we did not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. We have no affiliation with partnerships, trusts or other entities (sometimes referred to a special-purpose or variable-interest entities) whose purpose is to facilitate off-balance-sheet financial transactions or similar arrangements.

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

     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Registrant’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

     During the quarter ended March 31, 2005, there have been no changes in the Company’s internal control over financial reporting, or in other factors, except as noted below, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     During the previous quarter, the Company’s principal executive officer and principal financial officer identified certain deficiencies in the Company’s internal controls over financial reporting as they relate to the Company’s administration of contracts. For further discussion on the control deficiencies noted, reference is made to our Quarterly Report on Form 10-Q for the period ended December 31, 2004, filed with the Commission on March 14, 2005. Management concluded, after a thorough review, that while a material weakness, as defined by the Public Company Accounting Oversight Board (“PCAOB”), existed with respect to its administration of contracts, such weakness did not result in a material misstatement of the Company’s previously reported financial results, nor is it expected to have a material impact on the Company’s projected results for fiscal year 2005. The correction of the control deficiencies did however have a significant impact on the reported segment results (but not the Company’s consolidated results) for the quarter ended December 31, 2004 and the nine months ended March 31, 2005. Management presented the Audit Committee with a plan of remediation to correct the control issues noted. In connection therewith, the following steps have been taken:

1.	We have developed and implemented new written sales order entry procedures designed to ensure that the essential elements of all contracts are in place prior to entering sales orders into the Company’s Enterprise Resource Planning System (“ERP”).

2.	We have developed and implemented written contract filing and maintenance procedures designed to ensure that all contracts meet Company, customer and 3rd party requirements.

3.	We have developed and implemented new written change order procedures designed to ensure: a) proper management approval prior to implementation, b) timely entry of contract changes, and c) the Company’s ERP system reflects the most current contract sales order value and data.

4.	We have improved the status review process for on-going projects to assure that potential project cost overruns are timely identified and the Company’s ERP system is timely updated.

5.	We have realigned the departments and reporting responsibilities associated with the Contracts Administration and Project Management departments.

     Our management and Audit Committee is dedicating significant resources to assessing the issues underlying the weakness identified with the Company’s administration of contracts and to ensuring that proper steps have been and are being taken to improve our control environment. We have prioritized the correction of these deficiencies and have taken and will continue to take action to correct them. Management is committed to instilling strong control policies and procedures and will ensure that the ‘tone at the top’ is committed to accuracy and completeness in all financial reporting.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Company to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2007. That report is to include an assessment by the Company’s management of the effectiveness of its internal control over financial reporting as of the end of the fiscal year along with an attestation report from the Company’s independent auditors regarding that assessment. Accordingly, the Company will undertake a comprehensive effort to assess its system of internal controls over financial reporting. Using internal resources and external consulting assistance, the Company will review its internal controls over financial reporting to assess their adequacy and, as necessary, to address identified issues or inadequacies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations (see Note 9 – “Contingencies” in our Notes to the Condensed Consolidated Financial Statements of this Report).

Items 2, 3, and 5 are not applicable and have been omitted

Item 4. Submission of Matters to a Vote of Security Holders

             There were no matters submitted to security holders for a vote during this quarter.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q (file No. 0-5214) for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, and incorporated herein by reference).

4(a)	Rights Agreement dated May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A (file No. 0-5214), dated May 22, 1997, and incorporated herein by reference).

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

Exhibit
Number		Exhibit
4	(b)
Amendment to Rights Agreement dated August 23, 2001, between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A dated August 30, 2001, and incorporated herein by reference).

10	(a)	Key Employee Bonus Plan effective as of January 4, 2005 (filed as Exhibit 10.4 to our Current Report on Form 8-K dated February 9, 2005, and incorporated herein by reference).

10	(b)	Description of Compensation Payable to Non-Employee Directors. *

10	(c)	Form of Non-Employee Director Stock Option Agreement (filed as Exhibit 10.1 to our Current Report of Form 8-K on February 9, 2005, and incorporated herein by reference).

10	(d)	Form of Chief Executive Officer Stock Option Agreement (filed as Exhibit 10.2 to our Current Report of Form 8-K on February 9, 2005, and incorporated herein by reference).

10	(e)	Form of Executive Stock Option Agreement (filed as Exhibit 10.3 to our Current Report of Form 8-K on February 9, 2005, and incorporated herein by reference).

10	(f)	Employment Agreement dated February 11, 2005, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. *

31	(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer. *

31	(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer. *

32	(a)	Section 1350 Certification of Chief Executive Officer. **

32	(b)	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith

**	Furnished herewith

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

Item 6. Exhibits and Reports on Form 8-K - continued

(b)	Reports on Form 8-K.

     On February 9, 2005, the Company filed a Report on Form 8-K describing Non-Employee Director Compensation, announcing the grant of stock options to employees, and describing the Company’s Key Employee Bonus Plan.

     On February 11, 2005, the Company filed a Report on Form 8-K to file a press release announcing its financial results for the second quarter of the fiscal year ending June 30, 2005, which information was “furnished” and not “filed” with the Commission.

     On February 16, 2005, the Company filed a Report on Form 8-K describing an employment agreement with its existing Chief Financial Officer and Vice President of Administration, Mr. Richard L. Travis, Jr.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.

Date: May 16, 2005	/s/ Sherrill Stone

Sherrill Stone
Chairman and Chief Executive Officer

Date: May 16, 2005	/s/ Richard L. Travis, Jr.

Richard L. Travis, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)