Form 10-K
period 2005-06-30
PEERLESS MANUFACTURING CO
filed 2005-09-28
CIK 76954

WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate value of the voting stock held by non-affiliates of the Registrant as of December 31, 2004 was approximately $37.5 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
     Number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, as of September 26, 2005 was 3,036,684.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
     Peerless Mfg. Co. (the “Company,” “Registrant,” “Peerless” or “we,” “us” or “our”) was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. We have two wholly owned subsidiaries incorporated in Texas and the United Kingdom, respectively. Our executive offices are located at 2819 Walnut Hill Lane, Dallas, TX 75229. Our telephone number at this location is (214) 357-6181, and our website may be accessed at www.peerlessmfg.com. Our fiscal year ends on June 30. References herein to “fiscal 2003,” “fiscal 2004,” and “fiscal 2005” refer to our fiscal years ended June 30, 2003, 2004, and 2005, respectively.
     In connection with the discontinuation of our Boiler operations (see Note D – “Discontinued Operations” in our Notes to Consolidated Financial Statements), the fiscal 2005 financial information has been presented, and the prior years financial information has been restated, to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, certain fiscal 2004 and fiscal 2003 items have been reclassified to conform to the fiscal 2005 presentation.
Operating Segments and Products
     We operate our business through two primary business segments, the first of which is our Environmental Systems business, which accounted for approximately 40% of our revenues in fiscal 2005. In this segment, we design, engineer, manufacture and sell environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM).
     Our other business segment is our Separation Filtration Systems business, which accounted for approximately 60% of our revenues in fiscal 2005. In this business segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
     Although we manufacture and stock a limited number of products for immediate delivery, the majority of our products are custom designed based on specific customer requirements or specifications, generally pursuant to long-term fixed priced contracts. In certain cases, our products are designed by us but produced by subcontractors or contract vendors under our supervision.
     Please see Note O — “Industry Segment and Geographic Information” in our Notes to Consolidated Financial Statements and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for further disclosure and discussion of financial information with respect to these two segments, Environmental Systems and Separation Filtration Systems.

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
Manufacturing and Outsourcing
     Our products are fabricated utilizing a combination of in-house manufacturing, subcontractors and contract vendors. In fiscal 2003, 2004, and 2005, manufacturing outsourced to subcontractors accounted for a significant percentage of our costs of goods sold (approximately 39% in fiscal 2003, approximately 41% in fiscal 2004, and 49% in fiscal 2005). We believe the use of outsourcing relationships provides us with the flexibility to meet our customers’ needs without significantly increasing our capital expenditures. In addition, we maintain global relationships with foreign subcontractors to accommodate contracts that require local content and for potentially competitive advantages over other domestic suppliers. Our subcontractors generally manufacture products on a fixed-price basis for each project. We regularly review our subcontractor and contract vendor relationships to ensure competitive pricing, quality and workmanship standards and on-time delivery performance.
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

Customers — continued
     We market our products worldwide through independent representatives who sell on a commission basis under the general direction of an officer of Peerless. We also sell products directly to customers through our internal sales force. Our business activity and revenues historically have not been seasonal.
     We are not dependent upon any single customer or group of customers in either of our two business segments. The custom-designed and project-specific nature of our business can cause year-to-year variances in our major customers. During fiscal 2005, one customer accounted for approximately 8% of our revenues, and in fiscal 2004 and 2003, different customers accounted for approximately 10% and 16% of our total revenues, respectively.
     Sales to international customers have been an integral part of our business for more than 40 years. During fiscal 2005, foreign sales amounted to approximately $20.8 million, or 40.7% of our revenues, compared to sales of approximately $19.5 million, or 32.6% of our revenues during fiscal 2004, and $20.7 million, or 31.9% of our revenues in fiscal 2003. Our global offices and worldwide independent representative network allows us to sell to most geographic regions. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results and Other Risk Factors” and Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” of this Report.
Backlog
     Our backlog of uncompleted orders was approximately $34 million at both June 30, 2005 and June 30, 2004. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods, but that may be changed or cancelled. Of our backlog at June 30, 2005, approximately 74% is scheduled to be completed during our next fiscal year, compared to 70% at June 30, 2004. For further discussion on our backlog, please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Backlog” of this Report.
Competition
     We have domestic and international competitors with capital and revenues that are larger and smaller than ours in the manufacturing and selling of Environmental Systems and Separation Filtration Systems. Management believes that price, experience, performance, reliability and service are the prime competitive factors in our markets. We believe that we strongly compete in all these areas.
Patents, Licenses and Product Development
     We believe that we are a leader in designing, engineering and manufacturing efficient, dependable Environmental Systems. We also consider ourselves to be highly skilled in the technology required to design and manufacture high efficiency vapor/liquid separation equipment and systems. Our capital expenditures for new product development and improvements were not material in any of the fiscal years presented.
     To protect our intellectual property rights, we depend upon a combination of patents, trademarks, internal controls and non-disclosure and confidentiality agreements with our employees, subcontractors, contract vendors, customers and others having business dealings with the Company. We have existing patents and patent applications pending on certain products and processes that are important to our business. These include patents on vane designs, separator profiles, environmental controls equipment, and marine/separator filtration systems. In addition, most of our products are proprietary and are sold utilizing our proven technology and knowledge of the applications.

Employees
     Our employees by location are as follows:

	June 30,
Geographic location:	2005	2004

United States	141	156
United Kingdom	21	21
Singapore	4	4

Total	166	181

     None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any material labor difficulties during the past year and we believe our employee relations are good.
Raw Materials
     We purchase raw materials and component parts essential to our business from established sources and have not experienced any unusual problems in purchasing required materials and parts. We believe that raw materials and component parts will be available in sufficient quantities to meet our anticipated demand. During the past year, the Company has experienced significant increases in price and order lead-times associated with its steel products and components. While we have not experienced any unusual problems with purchasing the required materials, and while we have been able to mitigate to some extent the increase in steel prices, there can be no assurance that we will continue to find our raw materials in quantities or at prices satisfactory to us. For further discussion, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations Segments – Segment Profit Separation Filtration Systems and Factors That May Affect Our Operating Results and Other Risk Factors.”
Environmental Regulation
     We do not believe that our compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or our competitive position. Our manufacturing processes do not emit substantial foreign substances into the environment.
     Environmental regulations related to NOx and ozone emissions have a significant impact on the demand for our Environmental Systems. See also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Factors That May Affect Our Operating Results and Other Risk Factors” of this Report. For segment and geographic information see Note O – “Industry Segment and Geographic Information” of our Notes to Consolidated Financial Statements attached to this Report.

Available Information
     Our Internet website is http://www.peerlessmfg.com. Peerless makes available, free of charge, through its Internet website (under “Investor Relations”) the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and all amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission (SEC). Reports, Proxy Statements and other information regarding the Company also are contained on the SEC’s Internet website, http://www.sec.gov.
     Peerless has posted its Code of Conduct for Directors and Employees and other corporate governance related policies and charters for its Audit, Compensation and Nomination Committees on its website, http://www.peerlessmfg.com. This information is available in print to any shareholder who requests it by writing to the Company at 2819 Walnut Hill Lane, Dallas, Texas 75229, Attention: Ms. Susan Banner.
ITEM 2. PROPERTIES
     Our executive offices and research and development facilities are owned, and are located in Dallas, Texas. We own and operate manufacturing and warehousing facilities in Abilene, Denton and Dallas, Texas. We also lease sales and marketing facilities in Halstead, U. K. and Singapore. See table below for additional details on our locations.

	Approximate
Location	Sq. Footage	General Use
Owned:
Dallas, Texas	48,000	Office, warehouse, and research and development.

Abilene, Texas	78,000	Manufacturing – Environmental products and Separation Filtration products.

Denton, Texas	22,000	Manufacturing – Separation Filtration products.

Dallas, Texas	80,000	Manufacturing – Capable of Environmental and Separation Filtration manufacturing. Currently, being leased to third party.

Leased:
Halstead, U. K.	3,995	Sales, engineering and administration office.

Singapore	2,300	Sales office.
     While we believe our office and manufacturing facilities are adequate and suitable for our present requirements, we will continue to periodically review our space requirements and consolidate and dispose of, or lease or sublet facilities we no longer require and acquire new space, if our needs dictate.
     Pursuant to the terms of our revolving credit facility, we have agreed not to pledge as collateral our facilities for any other obligations. Please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Report.

ITEM 3. LEGAL PROCEEDINGS
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. For further discussion on various litigation matters, please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” and Note J – “Contingencies” of our Notes to Consolidated Financial Statements of this Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters require disclosure.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, par value $1.00 per share, is listed on the NASDAQ National Market under the symbol “PMFG.” The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for our common stock as reported by NASDAQ.

Fiscal Year		High	Low
2004	First Quarter	$11.44	$9.33
	Second Quarter	13.89	10.91
	Third Quarter	14.15	10.80
	Fourth Quarter	11.98	10.12

2005	First Quarter	$16.00	$11.85
	Second Quarter	15.33	13.95
	Third Quarter	15.30	13.07
	Fourth Quarter	15.00	13.75
     The last reported sale price of our common stock on NASDAQ on September 21, 2005 was $16.96 per share. As of that date, there were approximately 116 record holders of common stock. Cash dividends may be paid, from time to time, on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements, compliance with the financial and other restrictive covenants of our bank credit facility, and such other factors as the Board of Directors deems appropriate. The Company did not pay cash dividends, nor did it repurchase any of its common stock in either fiscal 2005 or fiscal 2004. The Company does not have an approved stock repurchase program.
     See Item 12 – Security Ownership of Beneficial Owners and Management and Related Shareholder Matters section of this Report for information relating to our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected financial data regarding our results of operations and financial position as of and for each of the years in the five-year period ended June 30, 2005, which are derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of June 30, 2005 and 2004, and for the years ended June 30, 2005, 2004 and 2003, and the report of Grant Thornton LLP thereon, are included in Item 8 of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 of this Report. The share, earnings (loss) per share, dividends per share, and book value per share amounts have been adjusted to give effect to the two-for-one stock split effected on October 18, 2001. Certain earnings per share amounts may not total due to rounding.

	Year ended June 30,
	2005	%	2004	%	2003	%	2002	%	2001	%
	(Amounts in thousands, except per share amounts)
Operating results:
Revenues	$51,063	100.0	$59,761	100.0	$64,854	100.0	$94,880	100.0	$75,278	100.0
Cost of revenues	37,356	73.2	40,959	68.5	47,842	73.8	64,908	68.4	51,898	68.9

Gross profit	13,707	26.8	18,802	31.5	17,012	26.2	29,972	31.6	23,380	31.1
Operating expenses	14,409	28.2	14,929	25.0	16,429	25.3	21,047	22.2	15,636	20.8

Operating income (loss)	(702)	(1.4)	3,873	6.5	583	0.9	8,925	9.4	7,744	10.3
Other income (expense)	63	0.1	(24)	(0.1)	727	1.1	410	0.4	(989)	(1.3)
Tax benefit (expense)	113	0.2	(1,447)	(2.4)	(399)	(0.6)	(3,256)	(3.4)	(2,498)	(3.3)

Net earnings (loss) from continuing operations	(526)	(1.1)	2,402	4.0	911	1.4	6,079	6.4	4,257	5.7
Net loss from discontinued operations	(66)	(0.1)	(364)	(0.6)	(1,290)	(2.0)	(1,690)	(1.8)	(1,185)	(1.6)

Net earnings (loss)	$(592)	(1.2)	$2,038	3.4	$(379)	(0.6)	$4,389	4.6	$3,072	4.1

Basic earnings (loss) per share
Net earnings (loss) from continuing operations	$(0.17)		$0.80		$0.30		$2.04		$1.44
Net loss from discontinued operations	$(0.02)		$(0.12)		$(0.43)		$(0.57)		$(0.40)
Net earnings (loss)	$(0.20)		$0.68		$(0.13)		$1.47		$1.04

Diluted earnings (loss) per share
Net earnings (loss) from continuing operations	$(0.17)		$0.79		$0.30		$1.97		$1.42
Net loss from discontinued operations	$(0.02)		$(0.12)		$(0.43)		$(0.55)		$(0.39)
Net earnings (loss)	$(0.20)		$0.67		$(0.13)		$1.43		$1.02

Cash dividends per share	$—		$—		$—		$—		$0.13

Weighted average shares outstanding:
Basic	3,028		3,003		2,996		2,978		2,947
Diluted	3,028		3,044		3,013		3,080		3,002

ITEM 6. SELECTED FINANCIAL DATA – CONTINUED

	As of June 30,
	2005	2004	2003	2002	2001
		(Amounts in thousands, except per share amounts)
Financial position:
Working capital	$20,272	$20,529	$17,771	$17,755	$14,615
Current assets	35,696	35,331	39,223	42,129	41,731
Total assets	39,804	39,475	43,763	46,889	46,156
Current liabilities	15,424	14,802	21,452	24,374	27,116
Long-term debt	—	—	—	—	1,200
Total liabilities	15,514	14,802	21,452	24,374	28,463
Equity	24,290	24,673	22,311	22,515	17,693
Book value per share	$8.00	$8.19	$7.44	$7.53	$5.99
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
     Environmental Systems. This business segment represented approximately 40%, 47%, and 58% of our fiscal 2005, 2004, and 2003 revenues, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instruments, controls and related valves and piping.
     Separation Filtration Systems. This business segment represented approximately 60%, 53%, and 42% of our fiscal 2005, 2004 and 2003 revenues, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.
     Boilers. In this discontinued business segment, we designed, engineered, manufactured and sold packaged boilers and other steam generating equipment. This equipment is used to produce steam, for heating, drying, driving steam engines and a variety of other applications. See also Item 1 – “Business – Restructuring and Organizational Realignment” of this Report for additional discussion on the discontinuance of this business unit during fiscal 2004.

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
Results of Operations – Consolidated
     Revenues. The following table displays consolidated revenues (dollars in millions):

			Year ended June 30,
	2005	% of Total	2004	% of Total	2003	% of Total

Domestic	$30.3	59.3%	$40.3	67.4%	$44.2	68.1%
International	20.8	40.7%	19.5	32.6%	20.7	31.9%

Total	$51.1	100.0%	$59.8	100.0%	$64.9	100.0%

     For fiscal 2005, revenues decreased approximately $8.7 million, or 14.6%, to $51.1 million from $59.8 million in fiscal 2004. Domestic revenues decreased approximately $10.0 million, or 24.8%, from $40.3 million in fiscal 2004 to $30.3 million in fiscal 2005. International revenues increased approximately $1.3 million, or 6.7%, from $19.5 million in fiscal 2004 to $20.8 million in fiscal 2005. The decline in our domestic revenues is principally related to the decline in our Environmental Systems sales, which continues to be impacted by the lack of new power plant construction, compliance strategy uncertainties at existing facilities, and competition. The increase in our international revenues relates primarily to an increase of gas separation & filtration equipment sales in Canada and Latin American, due to the increased demand for natural gas. See Item 7 – “Results of Operations – Segments” of this Report for further discussion.
     For fiscal 2004, revenues decreased approximately $5.1 million, or 7.9%, to $59.8 million from $64.9 million in fiscal 2003. Domestic revenues decreased approximately $3.9 million, or 8.8%, from $44.2 million in fiscal 2003 to $40.3 million in fiscal 2004. International revenues decreased approximately $1.2 million, or 5.8%, from $20.7 million in fiscal 2003 to $19.5 million in fiscal 2004. The decline in domestic revenues was mainly attributable to the decline in our Environmental Systems sales, while the decrease in our international revenues related primarily to the completion of two large contracts for separation & filtration products in Canada during fiscal 2003, which impact was not replicated in fiscal 2004. The decreased Canadian sales were partially offset by increased sales in our UK subsidiary of our separation & filtration products in Europe and the Middle East. See Item 7 – “Results of Operations – Segments” of this Report for further discussion.
     Gross Profit Margin. The following table displays gross profit margin (dollars in millions):

			Year ended June 30,
	2005	% of Sales	2004	% of Sales	2003	% of Sales

Selling margin	$17.8	34.7%	$22.1	37.0%	$22.4	34.5%
Unabsorbed manufacturing	(2.2)	-4.3%	(2.3)	-3.8%	(1.9)	-2.9%
Warranty and start up costs	(1.9)	-3.6%	(1.0)	-1.7%	(3.5)	-5.4%

Gross profit margin	$13.7	26.8%	$18.8	31.5%	$17.0	26.2%

     Our margins during any particular period may be impacted by four primary factors: 1) sales volume, 2) unanticipated material cost increases, 3) shifts in our product mix, and 4) start-up and warranty costs. Shifts in our product mix can impact our reported margins in three ways: 1) certain of our products have higher selling margins than others, 2) certain of our products have a higher manufactured cost component than others, and 3) certain markets are more competitive than others. Consequently, shifts in the geographic or product composition of our sales can have a significant impact on our reported margins either at the selling margin level, or through a negative or positive impact on our manufacturing absorption.
     For fiscal 2005, our gross profit margin decreased approximately $5.1 million, or 27.1%, from $18.8 million in fiscal 2004 to $13.7 million in fiscal 2005. Our gross profit, as a percentage of sales, decreased from 31.5% in fiscal 2004 to 26.8% in fiscal 2005, or approximately 14.9%. Our selling margin (our margin before the allocation of our unabsorbed manufacturing overhead and start-up and warranty costs), as a percentage of sales, decreased from 37.0% in fiscal 2004 to 34.7% in fiscal 2005, or 6.2%. The decline in our selling margin during the period can be attributed to a continued shift in the composition of our sales (our Environmental System sales continue to decline) and higher than anticipated raw material costs associated with our Nuclear/Marine products (see Segment Profit – Separation Filtration Systems following for further discussion). In addition to the aforementioned factors, our gross profit margin during the period was impacted by an increase in our unabsorbed manufacturing costs, which increased, as a percentage of sales, from 3.8% in fiscal 2004 to 4.3% in fiscal 2005, and an increase in our warranty and start-up costs, which increased, as a percentage of sales, from 1.7% in fiscal 2004 to 3.6% in fiscal 2005. The increase in our unabsorbed manufacturing costs was related to the decrease in our sales volume, because on a dollar basis these costs remained relatively constant during the periods. The increase in our start-up and warranty costs was related to higher than anticipated start-up costs associated with commissioning certain Environmental System projects (see Segment Profits – Environmental Systems following for further discussion).
     For fiscal 2004, our gross profit margin increased approximately $1.8 million, or 10.6%, from $17.0 million in fiscal 2003 to $18.8 million in fiscal 2004. Gross profit margin, as a percentage of sales, increased from 26.2% for fiscal 2003 to 31.5% for fiscal 2004. Our margins during fiscal 2004 were favorably impacted by a significant reduction in our start-up and warranty costs, which decreased approximately $2.5 million, or 71.4%, from $3.5 million in fiscal 2003 to $1.0 million in fiscal 2004, which likely resulted from our continued emphasis on improved project execution. This improvement was partially offset by higher unabsorbed manufacturing costs during the period attributable to our decreased sales volume. In addition to the foregoing, our margins were negatively impacted by shifts in our sales mix, as our Environmental Systems revenues declined from 58% of our total revenues in fiscal 2003 to 47% in fiscal 2004. The negative impact associated with the decline in our Environmental Systems revenue during fiscal 2004, was partially offset by a 103% increase in our nuclear/marine revenues during the period.

     Operating Expenses. The following table displays operating expenses (dollars in millions):

			Year ended June 30,
	2005	% of Sales	2004	% of Sales	2003	% of Sales

Sales and marketing	$6.0	11.8%	$6.2	10.4%	$5.9	9.1%
Engineering & project management	3.6	7.1%	4.1	6.9%	5.2	8.0%
General and administrative	4.8	9.3%	4.6	7.7%	4.8	7.5%
Restructuring expense	—	0.0%	—	0.0%	0.5	0.7%

Total operating expenses	$14.4	28.2%	$14.9	25.0%	$16.4	25.3%

     For fiscal 2005, our operating expenses from continuing operations decreased by approximately $500,000, or 3.5%, from $14.9 million in fiscal 2004 to $14.4 million in fiscal 2005. While these expenses declined on a dollar-basis, as a percentage of sales, due to the decline in our sales volume, these expenses actually increased from 25.0% in fiscal 2004 to 28.2% in fiscal 2005. On a comparative basis, our sales and marketing expenses decreased from $6.2 million in fiscal 2004 to $6.0 million in fiscal 2005 due primarily to a decrease in our commission expense during the current period, which is directly related to the decrease in our revenue. Our engineering and project management expense decreased from $4.1 million in fiscal 2004 to $3.6 million in fiscal 2005 and continues to relate to our cost control measures and product standardization activities started in fiscal 2004. Our general and administrative expenses increased from $4.6 million in fiscal 2004 to $4.8 million in fiscal 2005 due primarily to the increased costs of compliance with SEC and Nasdaq Stock Market mandates, which costs are expected to continue to increase as the Company complies with Section 404 of the Sarbanes-Oxley Act of 2002 (see Item 9A – Controls and Procedures section of the Report for further discussion).
     For fiscal 2004, operating expenses from continuing operations decreased by approximately $1.5 million or 9.1%, from $16.4 million for fiscal 2003 to $14.9 million for fiscal 2004. Operating expenses, as a percentage of sales, were 25.0% for fiscal 2004, compared to 25.3% for fiscal 2003. On a comparative basis, our sales and marketing expenses increased from $5.9 million to $6.2 million, our engineering and project management expenses decreased from $5.2 million to $4.1 million, and our general and administrative expenses (including restructuring expenses in fiscal 2003) decreased from $5.3 million to $4.6 million The increase in our sales and marketing expenses related primarily to an increase in our commission expense during the period, which increase is directly related to the increase in our Separation Filtration Systems revenues, because this segment tends to have a higher associated commission rate than our Environmental Systems segment. The decrease in engineering and project management expenses relates to our cost control measures and product standardization initiative started during fiscal year 2004, and to the decline in our Environmental Systems revenues, which generally are more engineering intensive than our Separation Filtration Systems revenues. The decrease in general and administrative expenses related primarily to the costs in fiscal 2003 associated with our restructuring, which savings were partially offset by the higher public company related expenses in fiscal 2004.
     Other Income and Expense
     For fiscal 2005, other income and expense items changed by approximately $87,000, from expense of approximately $24,000 for fiscal 2004 to income of approximately $63,000 for fiscal 2005. This change was primarily due to a reduction in our foreign currency exchange losses associated with our UK operations of approximately $101,000 during fiscal 2004 compared to $22,000 during fiscal 2005.
     For fiscal 2004, other income and expense items changed by approximately $751,000, from income of approximately $727,000 for fiscal 2003 to expense of $24,000 for fiscal 2004. During fiscal 2003, we recognized a gain of approximately $473,000 on the sale of our Wylie, Texas real property and other assets. We also realized foreign currency exchange losses associated with our UK operations of approximately $101,000 during fiscal 2004 compared to exchange gains of approximately $146,000 in fiscal 2003.
     Income Taxes
     The Company’s effective income tax rate for continuing operations was approximately 17.7%, 37.6% and 30.5% in fiscal 2005, 2004 and 2003, respectively. The rate in fiscal 2005 was impacted by the recording of a valuation allowance to reduce the deferred tax asset associated with a state operating loss carry-forward of a subsidiary during fiscal 2005. The Company determined, in the fourth quarter, that it was more probable than not, that the subsidiary would be unable to generate sufficient taxable income to fully utilize the net operating loss carry-forward prior to its expiration. As such, the Company recorded a valuation allowance to reduce the deferred tax asset to its anticipated realizable value, which resulted in a charge to deferred tax expense in the current period of approximately $149,000. Additionally, the fiscal 2005 tax rate was impacted by increased foreign tax related benefits. The increased tax rate in fiscal 2004 over fiscal 2003 is due primarily to our increased state income tax expense during the year and reduced foreign tax related benefits. See Note M – “Income Taxes,” to our Notes to Consolidated Financial Statements attached to this Report for further explanation.
     Net Earnings (Loss) from Continuing Operations
     Our net earnings from continuing operations decreased by approximately $2.9 million, or 121.9%, from earnings of $2.4 million, or 4.0% of sales, for fiscal 2004, to a loss of $526,000, or (1.0%) of sales, for fiscal 2005 and related primarily to the impact associated with our decrease in revenues and our increased start-up and warranty costs during the period. Basic earnings (loss) per share decreased from earnings of $0.80 per share for fiscal 2004, to a loss of ($0.17) per share for fiscal 2005. Diluted earnings (loss) per share decreased from earnings of $0.79 per share for fiscal 2004, to a loss of ($0.17) per share for fiscal 2005.
     In 2004 our net earnings from continuing operations increased by approximately $1.5 million, or 166.7%, from $911,000, or 1.4% of sales, for fiscal 2003, to $2.4 million, or 4.0% of sales, for fiscal 2004. Basic earnings per share increased from $0.30 per share for fiscal 2003, to $0.80 per share for fiscal 2004. Diluted earnings per share increased from $0.30 per share for fiscal 2003, to $0.79 per share for fiscal 2004.
     Discontinued Operations
     Our net loss from discontinued operations for fiscal 2005 was approximately $66,000 compared to a net loss of $364,000 for fiscal 2004. Our net loss in fiscal 2005 fiscal year related primarily to costs associated with the start-up and warranty costs of certain boiler projects. The Company has a remaining reserve of approximately $106,000 at June 30, 2005, which was established based on the most current information available and historical experience. While we believe our reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability could differ from our actual costs incurred (see “Critical Accounting Policies – Product Warranties” and Note J – “Contingencies” to our Notes to Consolidated Financial Statements of this Report). Basic and diluted loss per share from discontinued operations was ($0.02) per share for fiscal 2005, compared to a loss of ($0.12) per share for fiscal 2004.
     Our net loss from discontinued operations for the year ended June 30, 2004 was approximately $364,000 compared to a net loss of $1.3 million for the year ended June 30, 2003. Our net loss in fiscal 2004 related primarily to costs associated with the start-up and commissioning of projects that were not commissioned by June 30, 2003. The Company had established a reserve of approximately $300,000 at June 30, 2004, based on its estimate of these costs given the then most current information available and historical experience. Also included in our net loss for the year ended June 30, 2004 was a net gain related to the disposal of our Boiler operation of approximately $92,000 ($140,000 gain less taxes of $48,000). Basic and diluted loss per share from discontinued operations was ($0.12) per share for fiscal 2004, compared to a loss of ($0.43) per share for fiscal 2003.
     Net Earnings (Loss)
     Our net earnings for fiscal 2004 of approximately $2.0 million, or 3.4% of sales, decreased approximately $2.6 million to a net loss of $592,000, or 1.2% of sales. Basic earnings (loss) per share decreased from earnings of approximately $0.68 per share for fiscal 2004, to a loss of ($0.20) per share for fiscal 2005. Diluted earnings (loss) per share decreased from earnings of approximately $0.67 per share for fiscal 2004, to a loss of ($0.20) per share for fiscal 2005.
     Our net earnings increased approximately $2.4 million from a net loss of $379,000, or 0.6% of sales, for fiscal 2003, to net earnings of approximately $2.0 million, or 3.4% of sales, for fiscal 2004. Basic earnings (loss) per share increased from a loss of ($0.13) per share for fiscal 2003, to earnings of $0.68 per share for fiscal 2004. Diluted earnings (loss) per share increased from a loss of ($0.13) per share for fiscal 2003, to earnings of $0.67 per share for fiscal 2004.
Results of Operations – Segments
     Currently we are organized along two lines of business: Environmental Systems, and Separation Filtration Systems. The Company had three reportable segments – Environmental Systems, Separation Filtration Systems, and Boilers in fiscal 2003. The Boiler segment was discontinued and its assets sold during the first quarter of fiscal 2004. See Note D – “Discontinued Operations” in the Notes to our Consolidated Financial Statements for further discussion on the Boiler segment.
     Environmental Systems This business segment represented approximately 40%, 47% and 58% of our revenues for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instruments, controls and related valves and piping.
     Separation Filtration Systems This business segment represented approximately 60%, 53% and 42% of our revenues for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.
     Revenue. The following table displays revenues by reportable segment (dollars in thousands):

			Year ended June 30,
	2005	%	2004	%	2003	%

Environmental Systems	$20,591	40.3%	$28,096	47.0%	$37,511	57.8%
Separation Filtration Systems	30,472	59.7%	31,665	53.0%	27,343	42.2%

Total	$51,063	100.0%	$59,761	100.0%	$64,854	100.0%

     Revenues from Environmental Systems decreased by approximately $7.5 million, or 26.7%, in fiscal 2005, and decreased by approximately $9.4 million, or 25.1%, in fiscal 2004. Our Environmental Systems segment continues to be impacted by the lack of new power plant construction, compliance strategy uncertainties at existing facilities, and competition. While we have seen a decline in our Environmental Systems sales over the past several years, the increasing demand for energy and shrinking electricity generation reserves should result in new power plant construction which will likely require NOx reduction equipment. In addition, as compliance deadlines to air regulations come into effect over the next three to five years, we would expect that spending for NOx reduction systems will increase as compliance strategies at existing facilities become more certain. We continue to see a steady increase to our proposal levels, particularly for new power in selected regions and anticipated compliance projects (see Market Outlook following for further discussion).
     Separation Filtration Systems revenues decreased by approximately $1.2 million, or 3.8% in fiscal 2005 and increased by approximately $4.3 million, or 15.8% in fiscal 2004. We saw our domestic Separation Filtration Systems revenues decrease by approximately $2.5 million, or 17.1% in fiscal 2005, compared to an increase of $4.0 million, or 37.8% for fiscal 2004. Our international revenues increased approximately $1.3 million, or 7.4% in fiscal 2005, compared to an increase of $367,000 or 2.2% in fiscal 2004. The decrease in our domestic revenues, during fiscal 2005, is attributed primarily to a decrease in the sales of our gas separation & filtration products, due to a decline in domestic fuel gas conditioning system projects that are used in new gas-fired power plants. This decrease has been partially offset by the increase in our nuclear sales, which increase is attributable to life extension and power up-rate projects at domestic nuclear power plants. The increase in our domestic revenues during fiscal 2004 related primarily to an increase in our nuclear/marine sales. The increase in our international revenues during fiscal 2005 related primarily to increased sales by our domestic operations of our gas separation & filtration products into the Canadian and Latin American markets, likely due to the increased domestic demand for natural gas. The increase in our international sales during fiscal 2004 related primarily to the increased sales by our UK subsidiary of our gas separation & filtration products to Europe and the Middle East, likely due to the increased global demand for natural gas.
     Segment Profit The following table displays profit by reportable segment (dollars in thousands):

	Year ended June 30,
	2005	2004	2003

Environmental Systems	$2,309	$4,133	$3,191
Separation Filtration Systems	1,759	4,371	2,708

Total	4,068	8,504	5,899
Unallocated overhead	(4,770)	(4,631)	(5,316)

Operating income (loss)	$(702)	$3,873	$583

     Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the design, manufacture, and sale of its products to each segment. The Company does not allocate general and administrative expenses (“unallocated overhead”) on a segment basis for internal management reporting.

     Environmental Systems. Environmental Systems profit in fiscal 2005 decreased approximately $1.8 million, or 44.1% compared to fiscal 2004, while the profit in fiscal 2004 increased approximately $942,000, or 29.5% compared to fiscal 2003. As a percentage of Environmental Systems revenue, profit in Environmental Systems was 11.2%, 14.7% and 8.5% in fiscal 2005, 2004 and 2003, respectively. The major impacts to Environmental Systems profit margins, during the period, related to the following:
1.	Start-up and warranty expenses, as a percentage of sales. Actual start-up and warranty expenses were approximately $1.8 million, $940,000, and $3.4 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Start-up and warranty expenses as a percentage of sales were approximately 8.5%, 3.3% and 9.2% in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. The increase in expense during fiscal 2005 relates predominately to two projects. These projects were high temperature, ultra-low NOx applications that required extensive modifications to accommodate the customer’s operating conditions and meet their expectations. In addition to these modification costs, we are potentially liable for project delays on each of these projects. In connection therewith, while we feel we have reasonable defenses, we have reserved for our assessment of the damages associated with such delays. The decrease in fiscal 2004 expenses reflects the improvement our project execution associated with our fiscal year 2004 quality control initiatives.

2.	Operational expenses, as a percentage of sales. As part of our cost control measures instituted in connection with our fiscal 2003 reorganization and realignment initiative, our operational expenses have continued to decline from approximately $5.6 million in fiscal 2003, to $4.4 million in fiscal 2004 and $3.8 million in fiscal 2005. However, while these expenses have declined on a dollar-basis, due to the decline in this segment’s revenues exceeding its expense reductions over these periods, the expenses have, as a percentage of sales, actually increased from 14.9% in fiscal 2003, to 15.5% in fiscal 2004 and 18.4% in fiscal 2005.

3.	Corrections associated with control deficiencies. As discussed under Part II – Item 9A “Controls and Procedures” of this Report, we discovered certain control deficiencies during the second quarter of fiscal 2005. In connection therewith, certain correcting adjustments were recorded in the second quarter of fiscal 2005 to our previously reported financial results. These adjustments, while immaterial in the aggregate to both our previously reported financial results and to the quarter, did have an impact on our reported segment profit. Specifically, this correction increased our Environmental Systems reported segment profits for fiscal 2005 by approximately $349,000, or 1.7%.
     Separation Filtration Systems. Separation Filtration Systems profit in fiscal 2005 decreased approximately $2.6 million or 59.8% compared to fiscal 2004. Separation Filtration Systems profit in fiscal 2004 increased approximately $1.7 million, or 61.4% compared to fiscal 2003. As a percentage of Separation Filtration Systems revenue, profit in Separation Filtration Systems was 5.8%, 13.8% and 9.9% in fiscal 2005, 2004 and 2003, respectively. The changes in the Separation Filtration Systems profit margins relates primarily to the following:
1.	Significant material price increases. Due to heavy worldwide demand, steel prices (most notably stainless steel prices) have increased considerably over the past year (approximately 30% in the past 18 months). Stainless steel is a significant material expense in the production of our nuclear/marine separation products. Most of the contracts governing the sale of these products are long-term, fixed-priced contracts which, in a volatile environment, increases our risks to margin deterioration. We attempt to stabilize our costs by ordering materials at the time an order is received. However, on long-term deliverable contracts (i.e., over 3 years), this may not always be possible. To mitigate our risk under these contracts, we attempt to negotiate escalation provisions. However, such provisions do not always cover our full exposure. See Factors That May Affect Our Operating Results and Other Risk Factors – “We enter into fixed-priced contracts. If our actual costs exceed our original estimates, our profits will be reduced.” – page 25 of this Report.
2.	Corrections associated with control deficiencies. As discussed under Part II – Item 9A “Controls and Procedures” of this Report, our management discovered certain control deficiencies during the second quarter of fiscal 2005. In connection therewith, certain correcting adjustments were recorded in the second quarter of fiscal 2005 to our previously reported financial results. These adjustments, while immaterial in aggregate to both our previously reported financial results and to the quarter, did have a significant impact on our reported segment profit. Specifically, this correction decreased our Separation Filtration Systems reported segment profits for fiscal 2005 by approximately $452,000, or 1.5%.

3.	Operational expenses, as a percentage of sales. Actual operational expenses were approximately $5.8 million, $5.9 million, and $5.5 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Operational expenses as a percentage of sales were approximately 19.2%, 18.7%, and 20.2% in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.
Market Outlook
     Environmental Systems. Although our Environmental Systems business has been impacted by the lack of new power plant construction and compliance strategy uncertainties at existing facilities, we would expect that as compliance deadlines to air regulations come into effect over the next three to five years and users implement their compliance plans, spending for NOx reduction systems will increase. State Implementation Plans, the Clean Air Interstate Rule, and consent decrees, all create a potentially positive environment for our Environmental Systems. In addition, increasing energy demand is beginning to require the construction of new power plants, which would require some type of a NOx reduction system. In the West and the East, new gas-fired plants will likely be constructed to meet peak electricity demand. New coal-fired power plants, applied to base-load operations, are planned for construction over the next several years. The increasing demand for natural gas is creating potential opportunities at LNG receiving terminals, as new on-site power plants may need to be built to provide the extensive energy needed for the re-gasification process. We are also seeing an increase in international opportunities for NOx reduction systems.
     Separation Filtration Systems. The strong worldwide energy demand is creating renewed opportunities for our separation and filtration products around the world. New pipelines, gas processing facilities, chemical and petrochemical process plants, and LNG plants and terminals are driving growth of this business segment. The domestic market for our nuclear products continues to remain strong, as nuclear power plants continue to invest in life extension and power up-rate projects, in connection with their license renewals. The construction of new nuclear power plants in China, Europe and South Korea is also creating opportunities for our nuclear steam-dryers.
Contingencies
     On March 19, 2004, we received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and are seeking to recover approximately $1 million from ABCO. We believe that all, or a majority of the payments may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of loss, at this time, is not probable.
     On April 25, 2005, we received notice that we may have received preferential transfers amounting to approximately $900,000 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that all, or a majority of the payments received may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of loss, at this time, is not probable.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or its results of operations.
Backlog
     The Company’s backlog of unfilled orders was approximately $34 million at both June 30, 2005 and June 30, 2004. At June 30, 2005, approximately 74% of our backlog was scheduled to be completed during fiscal year 2006, compared to 70% at June 30, 2004. Our backlog continues to be impacted by the slow down in new power plant construction associated with our Environmental Systems business. The increased global demand for natural gas and life extension and power up-rate projects at nuclear power plants has resulted in a significant strengthening in our Separation Filtration backlog. See Item 7 – “Management’s Discussion and Analysis of Financial and Results of Operations – Market Outlook” for additional discussion on factors affecting our backlog and our future expectations.
Financial Position
     Assets. Total assets increased by approximately $329,000, or 0.8%, from $39.5 million at June 30, 2004, to $39.9 million at June 30, 2005. We held cash and cash equivalents of approximately $8.3 million, had working capital of approximately $20.3 million, and a current liquidity ratio of approximately 2.3-to-1.0 at June 30, 2005. This compares with cash and cash equivalents of $4.1 million, $20.5 million in working capital, and a current liquidity ratio of 2.4-to-1.0 at June 30, 2004. The relative stability of our assets and our liquidity ratio, during the fiscal year, resulted primarily from the Company’s ability to properly manage short-term assets while experiencing the relative downturn.
     Liabilities and Shareholders’ Equity. Total liabilities increased by approximately $712,000, or 4.8%, from $14.8 million at June 30, 2004 to $15.5 million at June 30, 2005. This increase in liabilities related primarily to an increase in our billings in excess of costs and earnings on uncompleted contracts of approximately $1.7 million (see “Liquidity and Capital Resources” of Item 7 of this Report), and our accrued expenses of approximately $1.1 million, offset by a decrease in our trade accounts payable and other payable items of approximately $2.2 million. The decrease in our equity of approximately $383,000, or 1.6%, from $24.7 million at June 30, 2004 to $24.3 million at June 30, 2005 resulted primarily from our loss during the period. Our debt (total liabilities)-to-equity ratio increased from .60-to-1.0 at June 30, 2004 to .64-to-1.0 at June 30, 2005, reflecting a 4.2% increase in our liabilities and a 1.6% decrease in our equity during the period.

Liquidity and Capital Resources
     Our cash and cash equivalents were $8.3 million as of June 30, 2005, compared to $4.1 million at June 30, 2004. Cash provided by operating activities during fiscal year 2005 was approximately $5.0 million, compared to cash used in operating activities during fiscal 2004 of approximately $4.3 million and cash provided by operating activities during fiscal 2003 of approximately $5.7 million.
     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At June 30, 2005, the balance of these working capital accounts was approximately $11.1 million compared to approximately $15.9 million at June 30, 2004, reflecting a decrease of our investment in these working capital items of approximately $4.8 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the 2005 fiscal year, a greater percentage of the Company’s contracts in progress called for billings upon the attainment of certain milestones versus project shipment, which resulted in the decrease in our investment in these working capital accounts. In addition, during fiscal 2005, funds were consumed by our operating loss, and used to reduce our other assets and were provided by an overall increase in our accrued expenses and other payables.
     Cash used in investing activities was approximately $897,000 for fiscal year 2005, compared to cash used by investing activities of approximately $98,000 for fiscal 2004, and cash provided in fiscal 2003 of approximately $423,000. The use of this cash during fiscal 2005 related primarily to the acquisition of certain composite louver technology and equipment for our marine product line, capital refurbishments of our Denton and Abilene, Texas manufacturing facilities, and software and hardware upgrades to our computer system. The use of this cash during fiscal 2004 related primarily to refurbishment of our Denton and Abilene, Texas manufacturing facilities, offset by the redemption of short term investments. The cash provided during the 2003 fiscal year derived primarily from the sale of 32 acres of undeveloped land in Wylie, Texas.
     Cash provided by financing activities was approximately $140,000, $98,000 and $64,000 during fiscal 2005, 2004 and 2003, respectively, and related to the proceeds from the issuance of common stock pursuant to employee stock options.
     Cash used by our discontinued operations during fiscal 2005 was approximately $41,000, compared to cash provided from discontinued operations of approximately $1.8 million in fiscal 2004 and cash used of approximately 893,000 in fiscal 2003. The cash provided during fiscal 2004 can be attributed to the collection of a significant receivable due from a customer.
     As a result of the above factors, our cash and cash equivalents during fiscal year 2005 increased by approximately $4.2 million, compared to a decrease of approximately $2.6 million and an increase of approximately $5.3 million in fiscal 2004 and fiscal 2003, respectively.
     On October 31, 2003, we entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all our domestic assets. As if June 30, 2005, the applicable rate was Euro plus 1.75% (5.09%). At June 30, 2005, we had approximately $2.8 million outstanding under stand-by letters of credit and no loans outstanding, leaving us a maximum availability under our credit facility of approximately $9.7 million (actual availability at June 30, 2005 approximately $5.2 million). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of June 30, 2005, the Company was in compliance with all financial and other covenants under the credit facility.
     In addition, our UK subsidiary has a £2.4 million (approximately $4.3 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary assets, and is backed by a Peerless stand-by letter of credit of £1.0 million (approximately $1.8 million, which is included in the $2.8 million outstanding under the Company’s $12.5 million revolving credit facility described above) and expires on October 1, 2005. At June 30, 2005, there was approximately £2.1 million (approximately $3.8 million) outstanding under this facility, leaving availability of approximately £300,000 (approximately $538,000).
     We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 30, 2005. The Company has no off-balance-sheet arrangements in place as of June 30, 2005.

		Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating lease obligations	$283	$141	$142	$—	$—
Purchase obligations (1)	9,024	9,024	—	—	—
Stand-by letters of credit (2)	6,633	4,326	2,132	175	—

Total contractual obligations	$15,940	$13,491	$2,274	$175	$—

(1)	Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2005. We believe that some of these obligations could be canceled for payment of a nominal penalty, or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify. In addition, the Company generally has contracts with its customers that minimize its exposure to losses for materials purchased within lead-times necessary to meet customer forecasts.

(2)	Included in the amount of stand-by letters of credit is an approximately $1.8 million stand-by letter of credit issued on the behalf of Peerless to guarantee the debenture agreement of its subsidiary, Peerless Europe Limited.
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

     Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review inventory values on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected by us, adjustments to our inventory valuations may be required.
     Deferred Tax Asset – Valuation Allowance. We have significant amount of net deferred tax assets, which consisted principally of a subsidiary state net operating loss carry-forward and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The state net operating loss carry-forward expires, if unused, as follows: $365,000 in 2006; $3.3 million in 2007; $2.1 million in 2008; $1.9 million in 2009; and, $210,000 in 2010. Based on evaluations performed by the us in the fourth quarter, we determined that it is more likely than not, that insufficient taxable income will be generated by the subsidiary to fully utilize the state operating loss carry-forward prior to its expirations, and we have accordingly recorded a valuation allowance to reduce the corresponding deferred tax asset to its anticipated net realizable value (see Note M to the Notes to Consolidated Financial Statements). As actual future factors or conditions may vary from those projected by us, adjustments to our valuation allowance may be required.
New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt Statement No. 123(R) beginning with our first quarter of fiscal 2006. The statement requires that we use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. Currently, we follow APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We have evaluated the provisions of SFAS No. 123(R) and have determined that the adoption of this standard is not expected to have a material impact on our financial position or the results of our operations.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period changes. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. We will adopt the provisions of SFAS 151 for our quarter beginning July 1, 2005, and the impact of such adoption is not expected to have a material impact on our financial position or on our results of operations.

Factors That May Affect Our Operating Results and Other Risk Factors
     Investing in our common stock involves a high degree of risk. Any of the following risks could have a material adverse effect on our financial condition, liquidity, and results of operations or prospects, financial or otherwise. Reference to these factors in the context of a forward-looking statement or statements will be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this Report.
     Changes in the power generation industry and/or the economy could have an adverse impact on sales of our Environmental Systems and our operating results.
     The demand for our Environmental Systems depends to an extent on the continued construction of power generation plants and the upgrade of existing power and process plants. In fiscal 2005, approximately 40 % of our consolidated revenues were derived from sales of Environmental Systems for new and refurbished plants compared to approximately 47 % and 58% in fiscal 2004 and fiscal 2003, respectively. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decline in the construction of new power plants or a decline in the refurbishing of existing power plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
     Changes in the price, supply or demand for natural gas could have an adverse impact on our sales of Separation Filtration Systems and our operating results.
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
     Our Environmental Systems business is primarily driven by regulatory compliance. Laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health have played a significant part in the increased use of Environmental Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), the Clean Water Act, the Clean Air Act, and the Clean Air Interstate Rule (CAIR), and the regulations implementing them, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. This business segment will be adversely impacted to the extent that current regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities minimize enforcement. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

     Competition could result in lower sales and decreased margins.
     We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales, but also a reduction in the prices we charge for our products. To remain competitive we must be able to not only anticipate or respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs, but also to continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.
     We enter into fixed-priced contracts. If our actual costs exceed our original estimates, our profits will be reduced.
     The majority of our contracts are on a fixed-priced basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to: (1) increases in cost or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Unanticipated costs that we cannot pass on to our customers, for example the volatile nature of steel prices or the payment of liquidated damages under fixed contracts, would negatively impact our profits. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
     Our backlog may not be indicative of our future revenue.
     Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Therefore, our backlog may not be indicative of our future revenues.
     Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenues and profits from international sales could be adversely impacted.
     During fiscal 2005, fiscal 2004, and fiscal 2003 revenue outside the United States represented approximately 40.7%, 32.6%, and 31.9% of our consolidated revenues, respectively Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, government sanctions, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States and from time-to-time may impact our ability to ship our products and collect our receivables.

     Our financial performance may vary significantly from period to period, making it difficult to estimate future revenue.
     Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our Environmental Systems and Marine/Nuclear contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical Separation Filtration Systems contracts, which tend to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in one period may not be indicative of our future performance. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
     Our margins are affected by shifts in our product mix.
     Certain of our products have higher margins than others. Consequently, changes in the composition of our sales between products from quarter-to-quarter or from period-to-period can have a significant impact on our reported margins. Certain of our products also have a much higher internally manufactured cost component; and therefore, changes from quarter-to-quarter or from period-to-period can have a significant impact on our reported margins through a negative or positive impact on our manufacturing absorption. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
     Our products are covered by warranties. Unanticipated warranty costs for defective products could adversely affect our financial condition and results of operations and reputation.
     We provide warranties on our products generally for terms of three years or less. These warranties require us to repair or replace faulty products and contracted performance requirements, among other customary warranty provisions. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our operations. In some cases, we may be able to subrogate a claim to a subcontractor, if the subcontractor supplied the defective product or performed the service, but this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits and could adversely affect our reputation. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report.
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
     We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As such, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. We frequently mitigate our exposure to credit risk, to some extent, by requiring progress payments and letters of credit. However, as some of our exposure is outside of our control, unanticipated events could have a materially adverse impact on our operating results.
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
     The terms and conditions of our current $12.5 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. The availability of our credit facility is also subject to certain financial covenants, including a prohibition against consecutive quarterly losses. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of June 30, 2005 we were in compliance with all financial and other covenants of our credit facility.
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
     Our business is subject to risks of terrorist acts, acts of war and natural disasters.
     Terrorist acts, acts of war, or national disasters may disrupt our operations, as well as our customers’ operations. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, thus forcing our customers to further reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.

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
     The inability of our engineering and/or manufacturing operations to sufficiently scale up operations in the short term, in response to unexpected spikes in orders with short cycle times, directly impacts our ability to optimize absorption of our manufacturing overhead expense.
     Our engineering and manufacturing operations require a highly skilled workforce for which there is increasing demand and short supply in a very competitive environment. Consequently, unexpected spikes of demand to produce sales orders that require tight delivery and short order cycle times, may require that we, in many cases, outsource the engineering and/or manufacturing of these orders. While our ability to do this is one of our perceived strengths, such practice could negatively affect our margin, through higher unabsorbed manufacturing costs.
     Our customers may require us to execute portions of our projects in their local countries.
     Certain countries have regulations, or in some cases, customer preferences, requiring that a certain degree of local content be included in projects destined for installation in their country. Such requirements may negatively impact our margins and present project management issues.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United Stated dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivative transactions outstanding as of June 30, 2005.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Peerless Mfg. Co.
We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP

Grant Thornton LLP
Dallas, Texas
September 16, 2005

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
ASSETS

	June 30,
	2005	2004
Current assets:
Cash and cash equivalents	$8,277	$4,119
Accounts receivable-principally trade — net of allowance for doubtful accounts of $352 at June 30, 2005 and $431 at June 30, 2004	11,613	13,604
Inventories — net	3,297	3,106
Costs and earnings in excess of billings on uncompleted contracts	10,140	12,448
Deferred income taxes	1,163	1,013
Other	1,206	816
Current assets of discontinued operations	—	225

Total current assets	35,696	35,331
Property, plant and equipment — net	3,315	3,053
Other assets	784	922
Deferred income taxes	—	160
Other assets of discontinued operations	9	9

Total assets	$39,804	$39,475

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2005	2004

Current liabilities:
Accounts payable	$8,572	$9,791
Billings in excess of costs and earnings on uncompleted contracts	2,081	399
Commissions payable	762	844
Income taxes payable	—	557
Product warranties	845	982
Accrued liabilities and other	3,058	1,923
Current liabilities of discontinued operations	106	306

Total current liabilities	15,424	14,802

Deferred income taxes	90	—

Shareholders’ equity:
Common stock — authorized, 10,000,000 shares of $1 par value; issued and outstanding, 3,036,434 and 3,013,684 shares at June 30, 2005 and 2004, respectively	3,036	3,014
Additional paid-in capital	2,114	1,884
Other, principally other comprehensive income	171	214
Retained earnings	18,969	19,561

Total shareholders’ equity	24,290	24,673

Total liabilities and shareholders’ equity	$39,804	$39,475

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year ended June 30,
	2005	2004	2003

Revenues	$51,063	$59,761	$64,854
Cost of goods sold	37,356	40,959	47,842

Gross profit	13,707	18,802	17,012
Operating expenses
Sales and marketing	6,031	6,158	5,926
Engineering and project management	3,608	4,140	5,187
General and administrative	4,770	4,631	4,833
Restructuring expense	—	—	483

	14,409	14,929	16,429

Operating income (loss)	(702)	3,873	583

Other income (expense)
Foreign exchange gain (loss)	(22)	(101)	146
Other income, net	85	77	581

	63	(24)	727

Earnings (loss) from continuing operations before income taxes	(639)	3,849	1,310
Income tax benefit (expense)	113	(1,447)	(399)

Net earnings (loss) from continuing operations	(526)	2,402	911

Discontinued operations (Note D)
Loss from discontinued operations, (including gain on disposal of $140 for the year ended June 30, 2004)	(80)	(622)	(2,028)
Income tax benefit	14	258	738

Net loss from discontinued operations	(66)	(364)	(1,290)

Net earnings (loss)	$(592)	$2,038	$(379)

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.17)	$0.80	$0.30
Loss from discontinued operations	(0.02)	(0.12)	(0.43)

Basic earnings (loss) per share	$(0.20)	$0.68	$(0.13)

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(0.17)	$0.79	$0.30
Loss from discontinued operations	(0.02)	(0.12)	(0.43)

Diluted earnings (loss) per share	$(0.20)	$0.67	$(0.13)

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
			Unamortized Value	Other		Total
	Common	Paid-in	of Restricted	Comprehensive	Retained	Shareholder
	Stock	Capital	Stock Grants	Income (loss)	Earnings	Equity
Balance at July 1, 2002	$2,991	$1,720	$(16)	$(82)	$17,902	$22,515

Net earnings from continuing operations	—	—	—	—	911	911
Net loss from discontinued operations	—	—	—	—	(1,290)	(1,290)
Foreign currency translation adjustment	—	—	—	103	—	103

Total comprehensive loss						(276)

Stock options exercised	11	53	—	—	—	64
Stock grant forfeiture	(3)	(16)	8	—	—	(11)
Amortization of restricted stock grants	—	—	5	—	—	5
Income tax benefit related to restricted stock plan	—	14	—	—	—	14

Balance at June 30, 2003	2,999	1,771	(3)	21	17,523	22,311

Net earnings from continuing operations	—	—	—	—	2,402	2,402
Net loss from discontinued operations					(364)	(364)
Foreign currency translation adjustment	—	—	—	193	—	193

Total comprehensive income						2,231

Stock options exercised	15	83	—	—	—	98
Amortization of restricted stock grants	—	—	3	—	—	3
Income tax benefit related to restricted stock plan	—	30	—	—	—	30

Balance at June 30, 2004	3,014	1,884	—	214	19,561	24,673

Net loss from continuing operations	—	—	—	—	(526)	(526)
Net loss from discontinued operations					(66)	(66)
Foreign currency translation adjustment	—	—	—	(43)	—	(43)

Total comprehensive loss						(635)

Stock options exercised	22	118	—	—	—	140
Income tax benefit related to stock option exercises	—	43	—	—	—	43
Stock option expense	—	69	—	—	—	69

Balance at June 30, 2005	$3,036	$2,114	$—	$171	$18,969	$24,290

See accompanying notes to consolidated financial statements

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended June 30,
	2005	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$(592)	$2,038	$(379)
Net loss from discontinued operations	66	364	1,290

Net earnings (loss) from continuing operations	(526)	2,402	911
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	636	754	759
Deferred income taxes	100	280	(503)
Provision for bad debt	318	39	124
Provision for warranty expense	541	880	1,157
Inventory valuation reserve	161	74	77
Foreign exchange (gain) loss	22	101	(146)
Gain on sales on property and equipment	—	—	(473)
Stock option expense	69	—	—

Changes in operating assets and liabilities
Accounts receivable	1,661	1,393	6,747
Inventories	(359)	36	(14)
Costs and earnings in excess of billings on uncompleted contracts	2,288	(3,705)	798
Other current assets	(348)	284	(357)
Other assets	138	59	(581)
Accounts payable	(1,236)	(3,971)	2,578
Billings in excess of costs and earnings uncompleted contracts	1,682	(1,628)	(1,895)
Commissions payable	(82)	(197)	(395)
Product warranties	(678)	(744)	(938)
Income taxes payable	(557)	534	(713)
Accrued liabilities and other	1,123	(887)	(1,389)

	5,479	(6,698)	4,836

Net cash provided by (used in) operating activities of continuing operations	4,953	(4,296)	5,747

Cash flow from investing activities:
Net proceeds from short-term investments	—	309	(2)
Net purchases of property and equipment	(897)	(407)	425

Net cash provided by (used in) investing activities of continuing operations	(897)	(98)	423

Cash flows from financing activities:
Proceeds from sale of common stock	140	98	64

Net cash provided by financing activities of continuing operations	140	98	64

Net cash provided by (used in) discontinued operations	(41)	1,755	(893)

Effect of exchange rate changes on cash and cash equivalents	3	(20)	(47)

Net increase (decrease) in cash and cash equivalents	4,158	(2,561)	5,294
Cash and cash equivalents at beginning of period	4,119	6,680	1,386

Cash and cash equivalents at end of period	$8,277	$4,119	$6,680

Supplemental information on cash flow:
Income taxes paid	$716	$128	$834
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
Consolidation
The Company consolidates the accounts of its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.
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
Changes in the Company’s allowance for uncollectible accounts are as follows:

	Year ended June 30,
	2005	2004	2003

Balance at beginning of year	$431	$402	$354
Bad debt expense	318	39	124
Accounts written off, net	(397)	(10)	(76)

Balance at end of year	$352	$431	$402

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
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
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
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
At June 30, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year ended June 30,
	2005	2004	2003

Net earnings (loss), as reported	$(592)	$2,038	$(379)
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(161)	(161)	(117)

Pro forma net earnings (loss)	$(753)	$1,877	$(496)

Earnings (loss) per share:
Basic — as reported	$(0.20)	$0.68	$(0.13)

Basic — pro forma	$(0.25)	$0.63	$(0.17)

Diluted — as reported	$(0.20)	$0.67	$(0.13)

Diluted — pro forma	$(0.25)	$0.62	$(0.16)

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED
During fiscal 2005, the Company’s Board of Directors authorized the extension of the exercise period for certain options to a former Vice President, who retired from the Company on July 2, 2004. In connection, therewith, the Company recorded compensation expense in fiscal 2005 of approximately $69.
On June 15, 2005, the Compensation Committee of the Board of Directors of Peerless Mfg. Co. and the Board of Directors approved the acceleration of the vesting of certain unvested stock options held by employees, including senior and executive officers meeting both 1) an exercise price equal to or in excess of $16.94 per share, and 2) a remaining vesting period less than 12 months. This resulted in approximately 6,550 options becoming immediately exercisable as of June 15, 2005. The total impact of these options on the above pro-forma loss was an additional expense of approximately $19, or ($0.01) per share. All other terms and conditions of such options remain unchanged. Of the options accelerated, 4,000 were options to senior and executive officers.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with its first quarter of fiscal 2006. The statement requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company has evaluated the provisions of SFAS No. 123(R) and has determined that the adoption of this standard is not expected to have a material impact on its financial position or results of operations.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company will adopt the provisions of SFAS 151 for its quarter beginning July 1, 2005, and the impact of such adoption is not expected to have a material impact on its financial position or on its results of operations.
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
The Company is not dependent upon any single customer or group of customers in either of our two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variance in its major customers. During fiscal 2005, one customer accounted for approximately 8% of its consolidated revenues, and in fiscal years 2004 and 2003, different customers accounted for approximately 10% and 16% of its total consolidated revenues, respectively.

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
The following represents a summary of operating results and the gain on disposition of the Boiler segment presented as discontinued operations:

	Year ended June 30,
	2005	2004	2003

Revenues	$—	$360	$4,316
Cost of goods sold	75	833	4,711

Gross margin (loss)	(75)	(473)	(395)
Operating expenses	5	289	1,680

Operating loss	(80)	(762)	(2,075)
Other income	—	—	47
Income tax benefit	14	306	738

Net loss from operations	(66)	(456)	(1,290)
Gain on disposal, net of taxes	—	92	—

Net loss	$(66)	$(364)	$(1,290)

Diluted loss per share
Net loss from operations	$(0.02)	$(0.15)	$(0.43)

Net gain on disposal	$—	$0.03	$—

Net loss	$(0.02)	$(0.12)	$(0.43)

     The current and non-current assets and liabilities of the discontinued boiler segment are as follows:

	June 30,
	2005	2004

Accounts receivable, principally trade — net of allowance for uncollectible accounts of $0 at June 30, 2005 and $10 at June 30, 2004	$—	$225

Current assets of discontinued operations	—	225

Equipment, net	9	9

Total assets of discontinued operations	$9	$234

Commissions payable	$—	$6
Product warranties and other reserves	106	300

Total current liabilities of discontinued operations	$106	$306

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE E. INVENTORIES
     Principal components of inventories are as follows:

	June 30,
	2005	2004
Raw materials	$3,027	$2,630
Work in progress	232	427
Finished goods	356	245

	3,615	3,302

Reserve for obsolete and slow-moving inventory	(318)	(196)

	$3,297	$3,106

     Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Year ended June 30,
	2005	2004	2003
Balance at beginning of year	$196	$122	$45
Additions	161	74	77
Amounts written off	(39)	—	—

Balance at end of year	$318	$196	$122

NOTE F. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment is summarized as follows:

	June 30,
	2005	2004
Buildings & improvements	$3,965	$3,969
Equipment	4,577	4,137
Furniture and fixtures	3,512	3,097

	12,054	11,203
Less accumulated depreciation	(9,482)	(8,893)

	2,572	2,310
Land	743	743

	$3,315	$3,053

Depreciation expense for the years ended June 30, 2005, 2004 and 2003 totaled $636, $754, and $759, respectively.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE G. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
     The components of uncompleted contracts are as follows:

	June 30,
	2005	2004
Costs incurred on uncompleted contracts and estimated earnings	$34,978	$44,348
Less billings to date	(26,919)	(32,299)

	$8,059	$12,049

     The components of uncompleted contracts are reflected in the balance sheets are as follows:

	June 30,
	2005	2004
Costs and earnings in excess billings on uncompleted contracts	$10,140	$12,448
Billings in excess of costs and earnings on uncompleted contracts	(2,081)	(399)

	$8,059	$12,049

NOTE H. LINE OF CREDIT
The Company maintains a $12.5 million revolving line of credit facility for working capital requirements that expires in October 31, 2006. The credit line carries a floating interest rate based on the prime or Euros rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets. As of June 30, 2005, the applicable rate was Euro plus 1.75% (5.09%). At June 30, 2005, the Company had no outstanding balances under the credit line, and $2.8 million outstanding under stand-by letters of credit, leaving $9.7 million of maximum availability under the facility (actual availability at June 30, 2005 approximately $5.2 million). The facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of June 30, 2005, the Company was in compliance with all financial and other covenants of the loan agreement.
In addition, our UK subsidiary has a £2.4 million (approximately $4.3 million) debenture agreement used to facilitate the issuances of bank guarantees. This facility is secured by substantially all of the UK subsidiary assets, and is backed by a Peerless stand-by letter of credit of £1.0 million (approximately $1.8 million, which is included in the $2.8 million outstanding under the Company’s $12.5 million revolving credit facility described above) and expires on October 1, 2005. At June 30, 2005, there was approximately £2.1 million (approximately $3.8 million) outstanding under this facility, leaving availability of approximately £300 (approximately $538).

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

	Year Ended June 30,
	2005	2004	2003
Balance at beginning of period	$982	$846	$627
Provision for warranty expenses	541	880	1,157
Warranty charges	(678)	(744)	(938)

Balance at end of period	$845	$982	$846

NOTE J. COMMITMENTS AND CONTINGENCIES
The Company leases office space, office equipment and other personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $208 for fiscal 2005, $217 for fiscal 2004 and $162 for fiscal 2003.
At June 30, 2005, future minimum rental commitments under all operating leases are as follows:

Fiscal Year	Amount
2006	$141
2007	108
2008	34
2009	—
2010	—
Thereafter	—

$283

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE J. COMMITMENTS AND CONTINGENCIES — CONTINUED
On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and are seeking to recover approximately $1 million from ABCO. The Company believes that all, or a majority of the payments, may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law and that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss , at this time, is not probable.
On April 25, 2005, the Company received notice that the Company may have received preferential transfers amounting to approximately $900,000 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on its preliminary investigation, the Company believes that all, or a majority of the payments received may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, and that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss, at this time, is not probable.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.
NOTE K. SHAREHOLDERS’ EQUITY
The Company had a 1985 restricted stock plan (the 1985 Plan), which expired in December 2000, under which 150,000 shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1985 Plan generally vest ratably over a three to five-year period. Compensation expense for stock grants is charged to earnings over the restriction period and amounted to $1, $3 and $5 in fiscal 2005, 2004, and 2003, respectively. The tax effect of differences between compensation expense for financial statement and income tax purposes is charged or credited to additional paid-in capital.
In December 1995, the Company adopted a stock option and restricted stock plan (the 1995 Plan), which provides for a maximum of 240,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. At June 30, 2005, 21,900 shares of common stock were available for issuance under the 1995 Plan.
In January 2002, the Company adopted a stock option and restricted stock plan (the 2001 Plan), which provides for a maximum of 250,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. At June 30, 2005, 99,200 shares of common stock were available for issuance under the 2001 Plan.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE K. SHAREHOLDERS’ EQUITY — CONTINUED
Additional information with respect to options outstanding under the plans is as follows:

	Number of	Weighted
	shares	average
	underlying	exercise
	Options	Price
Outstanding at July 1, 2002	211,950	$9.89

Granted	4,000	9.85
Exercised	(10,400)	6.17
Canceled	(18,800)	14.91

Outstanding at June 30, 2003	186,750	9.59

Granted	67,300	12.32
Exercised	(15,150)	6.38
Canceled	(16,300)	15.52

Outstanding at June 30, 2004	222,600	10.20

Granted	41,600	14.55
Exercised	(22,750)	6.19
Canceled	(3,500)	18.52

Outstanding at June 30, 2005	237,950	11.22

Options exercisable at June 30, 2003	142,850	$8.13

Options exercisable at June 30, 2004	153,500	$8.95

Options exercisable at June 30, 2005	167,850	$10.36

Weighted average fair value per share of options granted:

Year ended June 30, 2003	$5.46
Year ended June 30, 2004	$6.44
Year ended June 30, 2005	$5.76
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 36% to 47% for fiscal 2005, 54% for fiscal 2004, and 69% for fiscal 2003; risk-free interest rates of 4.0% for fiscal 2005, 2004 and 2003, respectively; dividend yield of 0% in fiscal years 2005, 2004 and 2003, respectively; and expected lives of five to seven years.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE K. SHAREHOLDERS’ EQUITY — CONTINUED
The following table summarizes information about stock options at June 30, 2005:

Outstanding
			Weighted
Range of	Number	Weighted average remaining	average
Exercise Prices	outstanding	contractual life (in years)	exercise price
$4.625 - $4.6250	26,000	0.6	4.63
$5.313 - $5.9380	13,000	2.7	5.38
$6.000 - $6.6880	51,150	4.7	6.15
$9.850 - $10.750	15,000	7.9	10.57
$12.64 - $12.900	52,000	8.4	12.66
$14.52 - $14.830	41,600	9.6	14.55
$16.94 - $19.500	39,200	6.4	18.94

	237,950

Exercisable
			Weighted
Range of	Number	Weighted average remaining	average
Exercise Prices	outstanding	contractual life (in years)	exercise price
$4.625 - $4.6250	26,000	0.6	4.63
$5.313 - $5.9380	13,000	2.7	5.38
$6.000 - $6.6880	51,150	4.7	6.15
$9.850 - $10.750	6,000	7.7	10.30
$12.64 - $12.900	23,500	8.4	12.68
$14.52 - $14.830	9,000	9.5	14.66
$16.94 - $19.500	39,200	6.4	18.94

	167,850

On May 21, 1997 the Company adopted a Rights Agreement (the “Agreement”) pursuant to which each outstanding share of the Company’s common stock received, as a dividend, one purchase right (a “Right”). The Rights become exercisable only in the event that a person or group of affiliated persons (an “Acquiring Party’) acquires, or obtains the right to acquire, beneficial ownership of 20% or more of the Company’s common stock, or commences a tender offer or exchange offer that would result in an acquiring Party owning 20% or more of the Company’s common stock, and such transaction has not been approved by the Company’s Board of Directors (a “Triggering Event”). The Agreement was amended on August 23, 2001 to, among other things, set the purchase price of a Right at $200.00, which subsequently was adjusted to $100.00 to give effect to a two-for-one stock split on October 18, 2001 (the “Purchase Price”).
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

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE L. EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company’s contribution expense for the years ended June 30, 2005, 2004 and 2003 was approximately $202, $229, and $249, respectively.
NOTE M. INCOME TAXES
Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	June 30,
	2005	2004
Deferred tax assets
Inventories	$150	$136
Net operating loss carryforwards	202	212
Accrued expenses	825	712
Accounts receivable	130	162
Other	58	3

	1,365	1,225
Less valuation allowance	(149)	—

	1,216	1,225

Deferred tax liabilities
Property, plant and equipment	(139)	(48)
Other	(4)	(4)

	(143)	(52)

Net deferred tax asset	$1,073	$1,173

Deferred tax assets and liabilities included in the balance sheet are as follows:

	June 30,
	2005	2004
Current deferred tax asset	$1,163	$1,013
Non-current deferred tax asset, net	—	160
Non-current deferred tax liability, net	(90)	—

	$1,073	$1,173

At the end of fiscal 2004, the Company had a state net operating loss carry-forward of approximately $8.2 million, representing a deferred tax asset of approximately $212. During fiscal year 2005, the Company utilized approximately $298 of the state net operating loss carry-forward. However, the Company has determined that it is more likely than not, that insufficient taxable income will be generated by the subsidiary in the ensuing years to enable the Company to fully utilized the remaining net operating loss carry-forward prior to its expiration. Therefore, the Company during fiscal year 2005 recorded a valuation allowance to reduce the deferred tax asset to its anticipated realizable value, through a charge to deferred tax expense for the period of approximately $149.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE M. INCOME TAXES — CONTINUED
The benefit (expense) for income taxes consists of the following:

	Year ended June 30,
	2005	2004	2003
Federal tax benefit (expense)
Current	$332	$(698)	$117
Deferred	(104)	(266)	503
State tax expense	(33)	(96)	(51)
Foreign tax benefit (expense)
Current	(72)	(115)	(230)
Deferred	4	(14)	—

	$127	$(1,189)	$339

Income tax benefit (expense) — continuing operations	$113	$(1,447)	$(399)
Income tax benefit — discontinued operations	14	258	738

Income tax benefit (expense)	$127	$(1,189)	$339

The income tax benefit (expense) varies from the federal statutory rate due to the following:

	Year ended June 30,
	2005	2004	2003
Income tax benefit (expense) at federal statutory rate	$244	$(1,097)	$244
Decrease (increase) in income tax expense resulting from
State tax, net of federal benefit	(38)	(96)	21
Foreign sales income exclusions	67	26	22
Effect of lower tax rate on foreign income	15	36	43
Net operating loss valuation allowance	(149)	—	—
Other	(12)	(58)	9

Income tax benefit (expense)	$127	$(1,189)	$339

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. Corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction of certain dividends from controlled foreign corporations. The Company has evaluated the repatriation provisions of the Act and has determined that financial impact associated with such is immaterial.

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

	Year ended June 30,
	2005	2004	2003
Net earnings (loss) from continuing operations	$(526)	$2,402	$911
Loss from discontinued operations	(66)	(364)	(1,290)

Net earnings (loss)	$(592)	$2,038	$(379)

Basic weighted average common shares outstanding	3,028	3,003	2,996
Effect of dilutive options	—	41	17

Diluted weighted average common shares outstanding	3,028	3,044	3,013

Net earnings (loss) per share — basic:
Earnings (loss) from continuing operations	$(0.17)	$0.80	$0.30
Loss from discontinued operations	(0.02)	(0.12)	(0.43)

Net earnings (loss) per share	$(0.20)	$0.68	$(0.13)

Net earnings (loss) per share — diluted:
Earnings (loss) from continuing operations	$(0.17)	$0.79	$0.30
Loss from discontinued operations	(0.02)	(0.12)	(0.43)

Net earnings (loss) per share	$(0.20)	$0.67	$(0.13)

For fiscal 2005, 2004 and 2003, stock options covering approximately 238, 90, and 27 shares, respectively were excluded in the computations of diluted earnings per share because their effect was antidilutive.

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
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Starting in fiscal year 2003, the Company began allocating all costs associated with the manufacture, sale and design of its products to each segment. Segment information and reconciliation to operating profit for the years ended June 30, 2005, 2004, and 2003 are presented below. Note that the Company does not allocate general and administrative expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

		Separation
	Environmental	Filtration	Unallocated
	Systems	Systems	Overhead	Consolidated
2005
Net revenues from customers	$20,591	$30,472	$—	$51,063

Segment profit (loss)	2,309	1,759	(4,770)	(702)

2004
Net revenues from customers	$28,096	$31,665	$—	$59,761

Segment profit (loss)	4,133	4,371	(4,631)	3,873

2003
Net revenues from customers	$37,511	$27,343	$—	$64,854

Segment profit (loss)	3,191	2,708	(5,316)	583

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE O. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION — CONTINUED
The Company attributes revenues from external customers to individual geographic areas based on the country where the sale originated. Information about the Company’s operations in different geographic areas as of and for the years ended June 30, 2005, 2004 and 2003 is as follows:

	United	United
	States	Kingdom	Eliminations	Consolidated
2005
Net sales to unaffiliated customers	$40,261	$10,802	$—	$51,063
Transfers between geographic areas	2,230	—	(2,230)	—

Total	$42,491	$10,802	$(2,230)	$51,063

Identifiable long-lived assets	$3,247	$68	$—	$3,315

2004
Net sales to unaffiliated customers	$48,589	$11,172	$—	$59,761
Transfers between geographic areas	2,369	—	(2,369)	—

Total	$50,958	$11,172	$(2,369)	$59,761

Identifiable long-lived assets	$2,964	$89	$—	$3,053

2003
Net sales to unaffiliated customers	$55,823	$9,031	$—	$64,854
Transfers between geographic areas	809	—	(809)	—

Total	$56,632	$9,031	$(809)	$64,854

Identifiable long-lived assets	$3,329	$71	$—	$3,400

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

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE P. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION — UNAUDITED
The following tables represent the unaudited quarterly financial data of the Company for fiscal years 2005 and 2004.

	Year ended June 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$11,218	$10,844	$12,999	$16,002	$51,063
Gross profit	3,215	2,939	3,844	3,709	13,707
Operating expenses	3,481	3,645	3,650	3,633	14,409
Operating income (loss)	(266)	(706)	194	76	(702)
Net earnings (loss) from continuing operations	(109)	(464)	205	(158)	(526)
Net earnings (loss) from discontinued operations	(20)	(33)	—	(13)	(66)
Net earnings	(129)	(497)	205	(171)	(592)

Basic earnings (loss) per share *
Earnings (loss) from continuing operations	($0.04)	($0.15)	$0.07	($0.05)	($0.17)
Net earnings (loss) from discontinued operations	($0.01)	($0.01)	$0.00	$0.00	($0.02)
Net earnings (loss)	($0.04)	($0.16)	$0.07	($0.06)	($0.20)

Diluted earnings (loss) per share *
Earnings (loss) from continuing operations	($0.04)	($0.15)	$0.07	($0.05)	($0.17)
Net earnings (loss) from discontinued operations	($0.01)	($0.01)	$0.00	$0.00	($0.02)
Net earnings (loss)	($0.04)	($0.16)	$0.07	($0.06)	($0.20)

*	Certain earnings per share amounts may not total due to rounding.
For the fourth quarter, the Company’s results were impacted by unanticipated start-up costs associated with two Environmental Systems projects and a valuation reserve allowance to reduce a deferred tax asset relating to a subsidiary’s net operating loss carry-forward to its anticipated realizable value.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE P. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION — UNAUDITED

	Year ended June 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$16,807	$16,429	$13,491	$13,034	$59,761
Gross profit	4,806	4,545	4,812	4,639	18,802
Operating expenses	3,655	3,724	3,916	3,634	14,929
Operating income	1,151	821	896	1,005	3,873
Net earnings from continuing operations	740	609	555	498	2,402
Net earnings (loss) from discontinued operations	65	(142)	(117)	(170)	(364)
Net earnings	805	467	438	328	2,038

Basic earnings (loss) per share *
Earnings from continuing operations	$0.25	$0.20	$0.18	$0.17	$0.80
Net earnings (loss) from discontinued operations	$0.02	($0.05)	($0.04)	($0.06)	($0.12)
Net earnings	$0.27	$0.16	$0.15	$0.11	$0.68

Diluted earnings (loss) per share *
Earnings from continuing operations	$0.24	$0.20	$0.18	$0.16	$0.79
Net earnings (loss) from discontinued operations	$0.02	($0.05)	($0.04)	($0.06)	($0.12)
Net earnings	$0.26	$0.15	$0.14	$0.11	$0.67

*	Certain earnings per share amounts may not total due to rounding.
NOTE Q. OTHER INFORMATION
The components of accrued liabilities and other are as follows:

	June 30,
	2005	2004
Accrued start-up expense	$974	$312
Accrued compensation expense	691	677
Sales and use tax payable	491	41
Accrued property tax expense	111	107
Accrued bonus expense	—	114
Other	791	672

	$3,058	$1,923

The Company’s earnings (loss) before income taxes is a follows:

	Year ended June 30,
	2005	2004	2003
Continuing operations
United States	$(886)	$3,366	$595
United Kingdom	247	483	715

	(639)	3,849	1,310
Discontinued operations — U. S.	(80)	(622)	(2,028)

	$(719)	$3,227	$(718)

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
          The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
          During the quarter ended June 30, 2005, there have been no changes in the Company’s internal control over financial reporting, or in other factors, except as noted below, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
          During the quarter ended December 31, 2004, the Company’s principal executive officer and principal financial officer identified deficiencies in the Company’s internal controls over financial reporting as they relate to the Company’s administration of contracts. More specifically, these deficiencies concerned 1) completeness of the Company’s contract file documentation, and 2) the Company’s process to timely update its accounting records to reflect contract modifications and changes in estimates to complete. Management, including our principal executive officer and principal financial officer, conducted additional substantive testing to evaluate these deficiencies, notified the Company’s Audit Committee and outside public accounting firm of its initial findings, and supervised and participated in the evaluation of these deficiencies. Management concluded, after a thorough review, that while a material weakness, as defined by the Public Company Accounting Oversight Board (“PCAOB”), existed with respect to its administration of contracts, such weakness did not result in a material misstatement of the Company’s previously reported financial results, nor was it expected to have a material impact on the Company’s projected results for fiscal year 2005. The correction of the control deficiencies did however have a significant impact on the reported segment results (but not the Company’s consolidated results) for the quarter ended December 31, 2004 and the year ended June 30, 2005. The Company’s Audit Committee engaged the Company’s outside accounting firm to review the results of the procedures executed by management and to perform additional procedures as deemed appropriate to validate management’s conclusions. The Company’s outside accounting firm completed its review and procedures and issued a material weakness letter to the Company’s Audit Committee with respect to the Company’s administration of contracts.

          In connection with the material weakness identified, management presented the Audit Committee with a plan of remediation to correct the control issues noted. With respect thereto, the following steps have been taken:
1.	We have developed and implemented new written sales order entry procedures designed to ensure that the essential elements of all contracts are in place prior to entering sales orders into the Company’s Enterprise Resource Planning system (“ERP”).

2.	We have developed and implemented written contract filing and maintenance procedures designed to ensure that all contracts meet Company, customer and third party requirements.

3.	We have developed and implemented new written change order procedures designed to ensure: a) proper management approval prior to implementation, b) timely entry of contract changes, and c) the Company’s ERP system reflects the most current contract sales order value and data.

4.	We have improved the status review process for on-going projects to assure that potential project cost overruns are timely identified and the Company’s ERP system is timely updated.

5.	We have realigned the departments and reporting responsibilities associated with the Contracts Administration and Project Management departments.
     Our management and Audit Committee is dedicating significant resources to assessing the issues underlying the weakness identified with the Company’s administration of contracts and to ensure that proper steps have been and are being taken to improve our control environment. We have prioritized the correction of these deficiencies and have taken and will continue to take action to correct them. Management is committed to instilling strong control policies and procedures and will ensure that the ‘tone at the top’ is committed to accuracy and completeness in all financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Company to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2008. That report is to include an assessment by the Company’s management of the effectiveness of its internal control over financial reporting as of the end of the fiscal year along with an attestation report from the Company’s independent auditors regarding that assessment. Accordingly, the Company will undertake a comprehensive effort to assess its system of internal controls over financial reporting. Using internal resources and external consulting assistance, the Company will review its internal controls over financial reporting to assess their adequacy and, as necessary, to address identified issues or inadequacies.
ITEM 9B. OTHER INFORMATION
     No matter requires disclosure.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The information concerning “Executive Officers of the Registrant” is incorporated by reference to the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders.
          Information regarding the Company’s Code of Ethics and its Audit Committee are included below. The remaining information required by Item 10, is incorporated by reference to the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders.
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
ITEM 11. EXECUTIVE COMPENSATION.
          The information required by Item 11 is hereby incorporated by reference to the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
The information required by Item 12, as to certain beneficial owners and management, is incorporated by reference to the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders.
The following table provides information about securities authorized for issuance under the Company’s equity compensation plans:

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be	Weighted-	compensation
	issued upon	average	plans (excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	237,950	$11.22	121,200

Equity compensation plans not approved by security holders	—	—	—

Total	237,950	$11.22	121,200

(1)	Includes the 1995 Stock Option and Restricted Stock Plan and the 2001 Stock Option and Restricted Stock Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information required by Item 13 is hereby incorporated by reference to the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     All information required by Item 14, is hereby incorporated by reference to the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)	The following audited consolidated financial statements of Peerless Mfg. Co. and Subsidiaries are included in Part II, Item 8, of this Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2005 and 2004
Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
(a)(2)	The following financial statement schedule of Peerless Mfg. Co. and Subsidiaries is included.
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements or notes thereto.
(a)(3)	Exhibits
See the exhibit index, which is included in this Report beginning on page 60.
(b)	Reports on Form 8-K
On May 6, 2005, the Company filed a Report on Form 8-K to file a press release announcing an agreement for the acquisition of a patent, assets and technology associated with manufacturing of composite louvers by its wholly owned subsidiary, PMC Acquisition, Inc.
On June 15, 2005, the Company filed a Report on Form 8-K to file a press release announcing the acceleration of the vesting of certain “underwater” unvested stock options held by certain employees.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEERLESS MFG. CO.

By:	/s/ Sherrill Stone
Sherrill Stone
Chairman of the Board and Chief Executive Officer
Date: September 28, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2005.

/s/ Sherrill Stone Sherrill Stone	Chairman of the Board and Chief Executive Officer

/s/ Richard L. Travis, Jr. Richard L. Travis, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Bernard S. Lee Bernard S. Lee	Director

/s/ J. V. Mariner, Jr. J. V. Mariner, Jr.	Director

/s/ R. Clayton Mulford R. Clayton Mulford	Director

/s/ Donald A. Sillers, Jr. Donald A. Sillers, Jr	Director

INDEX TO EXHIBITS

No.	Exhibit Description
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q, for the quarter ended December 31, 2003, and incorporated herein by reference).

4(a)	Rights Agreement between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 0-05214), dated May 22, 1997, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A, dated August 30, 2001, and incorporated herein by reference).

10(a)	Incentive Compensation Plan effective January 1, 1981, as amended January 23, 1991 (filed as Exhibit 10(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1991, and incorporated herein by reference).

10(b)	Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan (filed as Exhibit 10(h) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

10(c)	Amendment to Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan dated November 11, 1999 (filed as Exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999, and incorporated herein by reference).

10(d)	Peerless Mfg. Co. 2001 Stock Option and Restricted Stock Plan (filed as Appendix B to our Proxy Statement on Schedule 14A dated October 24, 2001, and incorporated herein by reference).

10(e)	Asset Purchase Agreement dated February 25, 2000, by and between PMC Acquisition, Inc. and ABCO Industries, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated February 25, 2000, and incorporated herein by reference).

10(f)	Credit Agreement, Guaranty Agreement, Master Revolving Note, and Security Agreement each dated as of October 30, 2003, by and between Peerless Mfg. Co. and Comerica Bank (filed as Exhibits 10(a) through 10(d) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10(g)	Employment Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(i) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

INDEX TO EXHIBITS — CONTINUED

No.	Exhibit Description
10(h)	Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(k) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

10 (i)	Agreement dated August 12, 2002, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10(o) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

10 (j)	Employment agreement dated February 11, 2005, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10 (k)	Employment Agreement dated July 16, 2003, by and between Peerless Mfg. Co. and William T. Strohecker (filed as Exhibit 10(m) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2003, and incorporated herein by reference).

10 (l)	Agreement dated July 16, 2003, by and between Peerless Mfg. Co. and William T. Strohecker (filed as Exhibit 10(n) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2003, and incorporated herein by reference).

10 (m)	Employment Agreement dated October 10, 2003, by and between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10 (n)	Employment Agreement dated October 10, 2003, by and between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10(e) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10 (o)	Employment Agreement dated July 1, 2004, by and between Peerless Mfg. Co. and G. Darwyn Cornwell. (filed as Exhibit 10(q) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 2004, and incorporated herein by reference).

10 (p)	Key Employee Bonus Plan effective as of January 4, 2005 (filed as Exhibit 10.4 to our current Report on Form 8-K dated February 9, 2005, and incorporated herein by reference).

10 (q)	Description of Compensation Payable to Non-employee Directors (filed as Exhibit 10(b) to our current Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

INDEX TO EXHIBITS — CONTINUED

No.	Exhibit Description
10 (r)	Form of Non-Employee Director Stock Option Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K on February 9, 2005, and incorporated herein by reference).

10( s)	Form of Chief Executive Officer Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K on February 9, 2005, and incorporated herein by reference).

10 (t)	Form of Executive Stock Option Agreement (filed as Exhibit 10.3 to our Current Report on Form 8-K on February 9, 2005, and incorporated herein by reference).

21	Subsidiaries of Peerless Mfg. Co. *

23	Consent of Grant Thornton LLP. *

31(a)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer. *

31(b)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer. *

32(a)	Section 1350 Certification of Chief Executive Officer. **

32(b)	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith

**	Furnished herewith
Peerless Mfg. Co. undertakes to provide, free of charge, a copy of exhibits filed as a part of the 2005 Form 10-K upon a request in writing to:
Peerless Mfg. Co.
2819 Walnut Hill Lane
Dallas, Texas 75229
Attn: Ms. Susan Banner
This information may also be obtained by visiting either the Company’s website at http://www.peerlessmfg.com (under “Investor Relations”) or the SEC’s website at http://www.sec.gov.