Form 10-K/A
period 2005-06-30
PEERLESS MANUFACTURING CO
filed 2005-10-28
CIK 76954

WASHINGTON, D.C. 20549

FORM 10-K/A
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate value of the voting stock held by non-affiliates of the Registrant as of December 31, 2004 was approximately $ 37.5 million. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.
     Number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, as of September 26, 2005 was 3,036,684.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K of Peerless Mfg. Co. for the year ended June 30, 2005 (“Fiscal 2005”) that was filed with the Securities and Exchange Commission on September 28, 2005. The Company is filing this Amendment to provide additional information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company does not expect to file its definitive proxy statement within 120 days after the end of Fiscal 2005. For convenience, the Company has included in this Amendment all of the information previously furnished under such Item in the original Form 10-K. In addition, in connection with the filing of this Amendment, the Company is including currently dated certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and therefore, the Company amending Part IV solely for that purpose. This Amendment does not change any information previously disclosed in the original Form 10-K, including previously reported financial statements and other financial disclosure.
Forward-Looking Statements
From time to time, the Company will make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding its expectations, hopes, beliefs, intentions, projections or strategies regarding the future. The Company desires to avail itself of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in the Company’s other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Company’s Bylaws divide the Board into three classes, with the terms of each class expiring in consecutive years so that only one class is elected in any given year. The term for our Class II Directors expires this year. The shareholders of the Company elect successors to directors whose terms have expired. The Board fills vacancies in unexpired terms.
There is no family relationship among any of our directors and senior officers. The following table sets forth the names of our directors and senior officers and their respective ages and positions:

Name	Age	Position
Peter J. Burlage	41	Executive Vice President and Chief Operating Officer (Newly Appointed)
G. Darwyn Cornwell	61	Vice President of Operations
Bernard S. Lee	70	Class II Director
Joseph V. Mariner, Jr.	85	Class II Director
R. Clayton Mulford	49	Class I Director
Henry G. Schopfer, III	59	Chief Financial Officer
Donald A. Sillers, Jr.	79	Class III Director
Sherrill Stone	68	Class III Director, Chairman, President, and Chief Executive Officer
William T. Strohecker	47	Executive Vice President and Chief Operating Officer (Outgoing)
David Taylor	40	Vice President of Separation Filtration Systems
Set forth below is a description of the backgrounds of the executive officers and directors, including the nominees for director.
•	Peter J. Burlage joined the Company in 1992. Mr. Burlage has served as Vice President of the Environmental Systems business segment since January 2001. Prior to this position, Mr. Burlage was the Company’s SCR Division Manager from 1997 to 2000 and Vice President of Engineering from 2000 to 2001. Mr. Burlage earned his B.S. in Mechanical Engineering from the University of Texas. Mr. Burlage was promoted to the position of Executive Vice President and Chief Operating Officer subsequent to the departure of William T. Strohecker.

•	G. Darwyn Cornwell rejoined the Company in 2003 as Vice President of Manufacturing and subsequently promoted to Vice President of Operations. Mr. Cornwell had previously served as Senior Vice President of Operations for the Company from 1997 through 2000 and has held various other management positions with Peerless from 1982 to 2000. Prior to rejoining the Company in 2003, Mr. Cornwell served as President of Ace World Companies, a designer and manufacturer of custom engineered heavy material handling equipment. Mr. Cornwell earned a B.S. in Business Management from LeTourneau University.

•	Bernard S. Lee, retired, was the former President of Institute of Gas Technology. Mr. Lee has been a director of our Company since 1982.

•	Joseph V. Mariner, Jr., retired, has been a director of the Company since 1980.

•	R. Clayton Mulford has been a director of the Company since January 2002. An attorney, Mr. Mulford, has been a partner in the Dallas office of Jones Day since January 2004. Previously, Mr. Mulford was a partner and member of the Executive Committee of Hughes & Luce, LLP. Mr. Mulford served as lead corporate legal counsel to the Company for a number of years.

•	Henry G. Schopfer, III joined the Company in October 2005 as the Company’s Chief Financial Officer. Prior to joining the Company, Mr. Schopfer served from 2001 to 2005, as Chief Financial Officer of T-Netix, Inc., a telecommunications company, from 1996 to 2000, as Chief Financial Officer of Wireless One, Inc., a communications company, from 1988 to 1996, as Corporate Controller and Chief Financial Officer of Daniel Industries, Inc., a manufacturer of fluid measurement products and systems for the energy industry. Mr. Schopfer earned a B.S. in Accounting from Louisiana State University and is a Certified Public Accountant.

•	Donald A. Sillers, Jr. is the Company’s former Chairman of the Board and Chief Executive Officer, and has served as a director of the Company since 1970.

•	Sherrill Stone has served as Chairman of the Board and Chief Executive Officer since 1993, and President of the Company from 1986 through 2002 and from 2003 to present. Mr. Stone has also served as a director of the Company since 1986.

•	William T. Strohecker joined the Company in July 2003 as Executive Vice President and Chief Operating Officer. Prior to joining Peerless, Mr. Strohecker served from 2000 to 2003 as President of HF Controls Corporation. Mr. Strohecker served from 1994 to 2000 as Vice President at Forney Corporation. Mr. Strohecker’s employment with the Company will end on November 2, 2005.

•	David Taylor joined the Company in 1988 as a Research Engineer. Since joining Peerless, Mr. Taylor has served the Company in a variety of Engineering, Sales and Management positions. In 2000, Mr. Taylor was appointed Vice President for Separation Filtration Systems and retains this responsibility on a global basis today. In July 2004, Mr. Taylor resumed responsibility for Peerless’ Asia Pacific operations. Mr. Taylor earned a B.S. in Mechanical Engineering from Southern Methodist University.
Audit Committee Members and Audit Committee Financial Expert
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
Section 16 (a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of any class of our equity securities registered under Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our Company. SEC regulations also require directors, executive officers and greater than 10% stockholders to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements during the year ended June 30, 2005.

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
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information regarding compensation we paid to our Chief Executive Officer and our most highly compensated senior officers during fiscal years ended June 30, 2005, 2004 and 2003:

					Restricted	Underlying
	Annual Compensation				Stock	Options/	LTIP	All Other
Name and	Fiscal	Salary	Bonus	Other	Awards(s)	SAR's	Payouts	Compensation
Principal Position	Year	($)	($) (1)	($)	($)	(#)	($)	($) (2)

Peter J. Burlage (3)	2005	$137,308	$—	$—	$—	3,000	$—	$2,933
Executive Vice President	2004	123,891	8,280	—	—	4,000	—	2,636
Chief Operating Officer	2003	112,500	—	—	—	—	—	2,378

G. Darwyn Cornwell	2005	134,615	—	—	—	3,000	—	3,887
Vice President -	2004	99,725	5,733	—	—	4,000	—	2,867
Operations	2003	—	—	—	—	—	—	—

Sherrill Stone	2005	275,000				5,000		11,944
Chairman, CEO,	2004	262,656	11,465	—	—	10,000	—	11,247
President	2003	250,000	—	—	—	—	—	14,280

William T. Strohecker (4)	2005	195,000				5,000		10,565
Executive Vice President	2004	184,132	10,191	—	—	12,000	—	9,891
Chief Operating Officer	2002	—	—	—	—	—	—	—

David Taylor	2005	137,308				3,000		2,924
Vice President -	2004	123,891	8,280	—	—	4,000	—	2,626
Separation Filtration	2003	112,500	—	—	—	—	—	2,378

Richard L. Travis, Jr. (5)	2005	195,000				5,000		10,944
Chief Finance Officer	2004	187,527	10,191	—	—	12,000	—	10,549
Vice President of Adm.	2003	179,231	—	—	—	—	—	5,783

1)	Bonuses are paid in the fiscal year following the year in which they are earned.

2)	Amounts reported for 2005 consist of: (1) personal use of Company vehicles of $2,634, $6,228 and $6,490 for Messrs. Stone, Strohecker and Travis, respectively; (2) employer matching contributions under the Company’s 401(k) plan of $2,746, $2,692, $5,500, $3,900, $2,746, and $3,900 for Messrs. Burlage,

Cornwell, Stone, Strohecker, Taylor and Travis, respectively; and (3) cost of premiums for group life insurance in excess of $50,000 of $187, $1,194, $3,810 $437, $178, and $554 for Messrs. Burlage, Cornwell, Stone, Strohecker, Taylor and Travis, respectively.

3)	Mr. Burlage is the newly appointed Executive Vice President and Chief Operating Officer, subsequent to the departure of Mr. Strohecker.

4)	Mr. Strohecker’s employment with the Company will end on November 2, 2005.

5)	Mr. Travis resigned from the Company, effective October 18, 2005.
Option Grants in 2005 to Senior Officers
In fiscal 2005, stock options for an aggregate of 37,600 shares of our Common Stock were issued to 28 employees, 5,000 of which were immediately exercisable and 32,600 of which will vest 25% ratably over the first four years of the 10-year exercise period.
The following table sets forth certain information concerning Common Stock options granted to the named executive officers during the fiscal year ending June 30, 2005:

	Individual Grants
	Number of	% of Total
	Securities	Options			Potential Realizable Value
	Underlying	Granted to	Exercise		at Assumed Annual Rates of
	Options	Employees in	or Base		Stock Appreciation
	Granted	Fiscal Year	Price	Expiration	for Option Term (1)
Name	(2) (#)	2005	($ per share)	Date (2)	5% ($)	10%($)

Peter J. Burlage	3,000	7.21%	$14.52	2/3/2015	$27,395	$69,423
G. Darwyn Cornwell	3,000	7.21%	14.52	2/3/2015	27,395	69,423
Sherrill Stone	5,000	12.02%	14.52	2/3/2015	45,658	115,706
William T. Strohecker	5,000	12.02%	14.52	2/3/2015	45,658	115,706
David Taylor	3,000	7.21%	14.52	2/3/2015	27,395	69,423
Richard L. Travis, Jr.	5,000	12.02%	14.52	2/3/2015	45,658	115,706

(1)	Caution is recommended in interpreting the financial significance of these figures. Potential values are based on the assumption that the Company’s Common Stock will appreciate 5% or 10% each year, compounded annually, from the grant date of the option to the end of the option term, and therefore, the figures are not intended to forecast possible future appreciation, if any, of the price of the Common Stock or establish a present value of the options.

(2)	All options granted are exercisable for Common Stock pursuant to Peerless Mfg. Co. 2001 Stock Option and Restricted Stock Plan.
Aggregated Option Exercises in 2005 and Fiscal Year-end Option Values Table
The following table sets forth information concerning Common Stock acquired on exercise of stock options during fiscal 2005, any value realized therein, the number of options at the end of fiscal 2005 (exercisable and unexercisable) and the value of stock options held at the end of 2005 by the executive officers. The “Value Realized” column reflects the difference between the market price on the date of exercise and the market price on the date of grant (which establishes the exercise price for the option) for all options exercised, even though the executive may have actually received fewer shares as a result of the surrender of shares to pay the exercise price, or the withholding of shares to cover the tax liability associated with the option exercise. Accordingly, the “Value Realized” numbers do not necessarily reflect what the executive might receive, should the optionee choose to sell the shares required by the option exercise, since the market price of the shares so acquired may at any time be higher or lower than the price on the exercise date of the option.

			Number (#) of Securities
	Shares		Underlying Unexercised Options		Value ($) of Unexercised
	Acquired on	Value	at Fiscal Year Ended		In-the Money Options
	Exercise	Realized	June 30, 2005		at June 30, 2005 (1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter J. Burlage	4,000	$35,538	9,000	6,000	$34,610	$5,580
G. Darwyn Cornwell	—	—	1,000	6,000	1,860	5,580
Sherrill Stone	—	—	83,000	—	543,475	—
William T. Strohecker (2)	—	—	3,000	14,000	8,415	25,245
David Taylor	5,000	43,986	6,500	6,000	14,141	5,580
Richard L. Travis, Jr. (3)	—	—	11,000	14,000	8,415	25,245

(1)	The closing price for the Company’s Common Stock as reported on Nasdaq Stock Market on June 30, 2005 was $14.50. Value is calculated on the basis of the difference between $14.50 and the option exercise price of “in the money” options, multiplied by the number of shares of our Common Stock underlying the option.

(2)	Mr. Strohecker’s employment with the Company will end on November 2, 2005.

(3)	Mr. Travis resigned from the Company, effective October 18, 2005.
Employment, Severance and Change in Control Agreements with Certain Executive Officers
The Company has entered into an employment agreement and a change of control agreement with Mr. Stone, the Company’s Chief Executive Officer and Mr. Strohecker, the Company’s Chief Operating Officer.
Stone Agreements. Mr. Stone’s employment agreement with the Company as Chairman of the Board, Chief Executive Officer and President was initially for a one year term, commencing July 20, 2001 and renews for successive 12 month periods thereafter unless the agreement is terminated by either party prior to the anniversary date of the agreement. Pursuant to the terms of the employment agreement, Mr. Stone has agreed not to compete with the Company during his employment and for one year following the termination of his employment. Mr. Stone is also bound by confidentiality, nondisparagement and conflict of interest provisions. The Company may terminate Mr. Stone for “cause” or without “cause” at any time. If Mr. Stone is terminated without “cause,” the Company must pay Mr. Stone a severance payment equal to 150% of his current base salary plus provide insurance benefits to Mr. Stone and his spouse for 12 months after the date of termination. Mr. Stone may terminate his employment at any time and the Company will have no severance obligations in the event of his voluntary resignation, unless Mr. Stone resigns to retire from active working life. In the event Mr. Stone retires from active working life, the Company will pay Mr. Stone a payment equal to 150% of his current base salary. In Mr. Stone’s employment and change of control agreements, “cause” is defined as (1) the conviction of a crime involving moral turpitude, (2) the employee’s intentional material act of fraud to his pecuniary benefit, or

(3) the employee’s intentional and continued failure to substantially perform his duties to the Company or intentional wrong doing resulting in material injury to the Company.
Mr. Stone’s change of control agreement provides that if after a “change of control” occurs, Mr. Stone is terminated by the Company (or its successor) without “cause” or Mr. Stone resigns and (1) an adverse change in his position, duties or authority has occurred, (2) he has been hindered in his ability to perform his job, (3) his principal location of work is relocated outside of the Dallas metropolitan area, or (4) the Company (or its successor) breaches the change of control agreement (each, a “good reason”), Mr. Stone will receive severance compensation equal to 299% of his average annual compensation for the prior five years plus customary employee benefits for three years thereafter. The change of control agreement has a term of three years following a change of control, which renews for successive one-year periods unless either party gives notice prior to the annual renewal date. As used in each executive’s change of control agreement, “change of control” means (1) the Company is merged, consolidated or reorganized with another company and as a result, the Company’s shareholders own less than 50.1% of the voting power of the combined company, (2) the Company sells all or substantially all its assets, (3) more than 50% of the Company’s issued and outstanding Common Stock is sold, (4) the current Board of Directors, or successor directors approved by the Board, cease to constitute a majority of the Company’s Board of Directors, or (5) such other events that cause a change of control of the Company as determined by the Board.
Strohecker Agreements. Mr. Strohecker’s employment agreement with the Company as Executive Vice President and Chief Operating Officer is for a three year term, commencing July 16, 2003. Pursuant to the terms of the employment agreement, Mr. Strohecker has agreed not to compete with the Company during his employment and for one year following the termination of his employment. Mr. Strohecker is also bound by confidentiality, nondisparagement and conflict of interest provisions. The Company may terminate Mr. Strohecker for “cause” or without “cause” at any time. If Mr. Strohecker is terminated without “cause”, the Company, after 30 days notice, must pay Mr. Strohecker a severance payment equal the sum of (i) his current monthly salary times the number of complete months of employment, up to a total of 12 months, less (ii) the amount of notice payment made. Mr. Strohecker may terminate his employment at any time, after 30 days notice, and the Company will have no severance obligations in the event of his voluntary termination.
In Mr. Strohecker’s employment and change in control agreement, “cause” is defined as (1) the conviction of a crime involving moral turpitude, (2) the employee’s intentional material act of fraud to his pecuniary benefit, or (3) the employee’s intentional and continued failure to substantially perform his duties to the Company or intentional wrong doing resulting in material injury to the Company, (4) the failure by the employee to follow a reasonable directive of the Board of Directors or the Chief Executive Officer, or (5) violation of any policies or procedures of the Company, including without limitation, any human relations policy, resulting in material injury to the Company, in each case as reasonably determined by the Company’s Board of Directors.
Mr. Strohecker’s change of control agreement provides that if a “change of control” occurs after Mr. Strohecker’s sixth month of employment and Mr. Strohecker is terminated by the Company (or its successor) without “cause” or Mr. Strohecker resigns and a “good reason” has occurred, Mr. Strohecker will receive severance compensation equal to 150% of his average annual compensation for the prior five years plus customary employee benefits for 12 months thereafter. The change of control agreement has a term of three years following a change of control, which renews for successive one-year periods unless either party gives notice prior to the annual renewal date.
Other Officer Agreements. The Company has also entered into employment agreements with Mr. Burlage and Mr. Taylor on October 31, 2003 and Mr. Cornwell on July 1, 2004. These employment agreements have an initial term of three years. Pursuant to the terms of the employment agreement, Messrs. Burlage, Cornwell, and Taylor have agreed not to compete with the Company during their employment and for one year following the termination of their employment. Confidentiality, nondisparagement and conflict of interest provisions also bind Messrs. Burlage, Cornwell, and Taylor. The Company may terminate Messrs. Burlage, Cornwell, or Taylor for “cause” or without “cause” at any time. If any of Messrs. Burlage, Cornwell or Taylor are terminated without “cause”, the Company, after 30 days notice, must pay the terminated officer a severance payment equal to the sum of (i) 75% of his current base salary annualized, less (ii) the amount of notice payment made. Messrs. Burlage, Cornwell, or Taylor may terminate their employment at any time, after 30 days notice, and the Company will have no severance obligations to the terminated officer in the event of voluntary termination. In the event voluntary termination is due to (a) a material adverse change in position, (b) a material adverse change in the method of calculating annual bonus, but not the amount, or a significant reduction in the scope or value in the aggregate of monetary or non-monetary benefits, (c) a determination, in good faith, by the employee that due to, changes in circumstances affecting his position or changes in the composition or policies of the Board, or other material events, that he is substantially unable to carry-out, or has been substantially hindered in his ability to perform his job, or (d) relocation outside the current metropolitan area, then the Company would be required to pay the terminated officer a lump sum payment equal to the sum of (1) 25% of his current base salary annualized, less (2) amount of notice payment paid, plus (3) pro-rata portion of his annual incentive bonus.
Compensation Committee Interlocks and Insider Participation
During the 2005 fiscal year, none of the Company’s executive officers served on the board of directors of any entities, whose directors or officers serve on the Company’s Compensation Committee. Except for Mr. Sillers’ prior service as Chairman of the Board and Chief Executive Officer of the Company from which he retired in 1993, no other member of the Compensation Committee is currently or has been an officer or employee of the Company.
Report of the Compensation Committee
The Compensation Committee is comprised of four directors, all of which have been determined by the Board of Directors of the Company (the “Board”) to be independent pursuant to the listing standards of the Nasdaq Stock Market, the exchange on which the Company’s Common Stock is traded. The Compensation Committee operates under a written charter adopted by the Board, a copy of which is available on the “Corporate Governance” page of the “Investor Relations” section of the Company’s website at www.peerlessmfg.com.
General Compensation Policy
The Board and the Compensation Committee believe that the Company’s success requires an experienced and highly motivated professional staff. Therefore, the Company’s compensation program is primarily designed to attract and retain highly capable executive officers and key employees, motivate such individuals to achieve the Company’s strategic financial and operational objectives and reward performance that meets such objectives.
The Company’s executive compensation program combines base salary, annual bonus and the equity compensation program to attract and retain executives. The Compensation Committee is responsible for setting the annual base compensation and bonus levels and administering the equity compensation programs for our employees, including our executive officers. Its recommendations are subject to final approval by the Board of Directors. The Compensation Committee believes that the key to a successful executive compensation program is in setting aggressive business goals by integrating the program with annual and strategic planning and evaluation processes and by comparing results against industry performance levels. The Compensation Committee takes into account achievements of the Company during the past fiscal year, as well as the individual achievements of various business units and divisions, in making executive compensation determinations. In addition, the Compensation Committee recognizes that the Company competes in a competitive environment, and executive compensation therefore must also take into account the Company’s performance as compared to that of other companies in its industry or in similar industries. The Compensation Committee also evaluates on an annual basis the Company’s corporate performance, revenues and stock performance compared to a broader group of companies, such as the Standard & Poor’s 500.
Annual Base Compensation
Annual base compensation awarded in any particular fiscal year to each senior officer is based upon the following factors: corporate performance during the prior year, performance of the division for which the officer is responsible, and a more subjective evaluation of each of the officer’s individual performance. The evaluation of corporate performance is directly linked to profitability during the period, and therefore is based upon the value of the Company’s Common Stock. In making this evaluation, the Compensation Committee reviews the Company’s percentage growth in earnings per share over the prior year and its overall return on equity for that period. The Compensation Committee believes that these two factors are the primary determinants of stock price over time. The Compensation Committee also reviews the profit performance of the individual divisions for which the officer is responsible. In addition, the Compensation Committee determines the individual rating for each officer, which is based upon such qualitative factors as the achievement of certain financial objectives and specific organizational and management goals for that officer. Annual base compensation for the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer is determined in the same manner as for other officers, except that the Compensation Committee does not review or evaluate any particular division’s performance, but rather, looks to the Company as a whole in determining corporate performance relevant to these officers’ compensation.
Annual Bonus Plan
The Company has an incentive bonus plan pursuant to which certain key employees, including the named senior officers, are selected annually by the Compensation Committee to earn a cash bonus based upon the Company’s after-tax profitability. This plan requires that a specific after-tax return on beginning-of-year equity be achieved, after which bonuses may be paid out. The available bonus pool is calculated on earnings in excess of the base level. Once the total bonus pool is calculated, the Compensation Committee distributes bonuses to participants in the plan in accordance with pre-determined percentages as set annually. The determination of the bonus level awarded to the Chief Executive Officer is made in the same manner as that of other officers.
Equity Compensation Program
The Company’s stock option program is intended to motivate executive officers and other key employees of the Company by providing long-term incentives to these individuals, all in a manner that is consistent with shareholder interests. Stock options are generally granted annually, with an exercise price equal to the fair market value of the Company’s Common Stock on the grant date. The number of options granted to a recipient is determined using various factors such as long-term incentives granted to executive officers in companies of comparable size and the individual recipient’s contribution to the Company. To encourage long-term performance, options generally vest over a four-year period.
The Compensation Committee also recognizes that, in order to attract and retain the highest quality officers, their compensation programs must be competitive in relation to compensation programs of other companies in similar industries and in comparable geographic areas. Accordingly, the Compensation

Committee periodically reviews the executive compensation paid by such companies and local and national survey data. In addition the Company may use the services of independent compensation and benefits consulting firms to provide analysis and recommendations for competitive pay levels and programs.
In fiscal year 2005, the Compensation Committee increased the base salary levels of its five senior officers, excluding its Chief Executive Officer, by an average of 2.5%. Based on the Company’s performance during fiscal 2005, the Compensation Committee granted no cash bonuses to these individuals during fiscal 2005.
Compensation of Chief Executive Officer
During fiscal 2005, the base salary of Mr. Stone, the Chief Executive Officer of the Company, was not increased. In fiscal 2005, Mr. Stone was granted options to purchase 5,000 shares of the Company’s Common Stock at an exercise price of $14.52, the fair market value of the Common Stock on the date of grant. These options were fully vested on the date of grant.
Mr. Stone’s base salary is not solely related to specific measures of corporate performance. His tenure of service and his current job responsibilities, as well as the relative salaries of his peers in the industries in which the Company competes are also used to determine his base salary. Any stock options awarded to Mr. Stone are not necessarily directly tied to specific measures of corporate performance. Such awards are generally based on his current compensation and the Company’s overall relative performance.
Deductibility of Compensation
Compensation in excess of $1 million per year by any of our five most highly compensated executive officers is not deductible by the Company for federal income tax purposes unless the compensation arrangement complies with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended. Our stock incentive plans used to compensate executive officers have complied, and are intended to continue to comply, with the requirements of Section 162(m).
1995 and 2001 Stock Option and Restricted Stock Plan
Our Board of Directors adopted the 1995 and the 2001 Stock Option and Restricted Stock Plans (the “Plans”) to attract, motivate and retain qualified employees. The Plans were approved by our shareholders on November 21, 1996 and November 20, 2001, respectively and became effective immediately thereafter. Our Board of Directors, which administers the Plans, delegated to the Compensation Committee its power to determine which employees should be awarded stock options or restricted stock pursuant to the Plans. From time to time, our Chief Executive Officer will recommend to the Compensation Committee individuals he believes should receive an option or grant, and, with respect to any recommended option, whether the option should be a qualified or nonqualified. The Compensation Committee will consider, but need not accept, the Chief Executive Officer’s recommendations.
Under the terms of the Plans, options or grants up to an aggregate of 490,000 shares of Common Stock may be granted to employees and non-employee directors. The Compensation Committee will determine the number and the exercise price of the options, and the time or times that the options become exercisable, provided that an option exercise price may not be less than the fair market value of our Common Stock on the date of grant. The Compensation Committee will also determine the term of an option, provided that the term of a qualified option may not exceed 10 years. The Compensation Committee may grant shares of restricted stock without requiring the payment of cash consideration for the shares. As of June 30, 2005, there were 121,200 shares of Common Stock still available for grant under the Plans.

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
The members of the Compensation Committee for the fiscal year ended June 30, 2005 submit this report:
Joseph V. Mariner, Jr., Chariman
Bernard S. Lee
R. Clayton Mulford
Donald A. Sillers, Jr.
Compensation of Directors
Non-employee directors are paid $1,875 per quarter, plus $1,000 for each scheduled and special Board meeting and committee meeting they attend. Non-employee committee chairman are paid $1,500 for each scheduled and special committee meeting they chair. The Company also grants stock options for 1,000 shares of our Common Stock to each of the non-employee directors on the date of the annual shareholder’s meeting for such director’s prior year’s service. During fiscal 2005, an aggregate of 4,000 options were granted to non-employee directors to purchase shares of the Company’s Common Stock, all of which were immediately exercisable. Additionally, during fiscal 2005, Mr. Lee, Chairman of the Audit Committee was paid $2,500 in conjunction with his services during the Company’s review of its internal control deficiencies. Mr. Stone, the only officer serving on the Board, does not receive compensation for serving on our Board.

Stock Price Performance Graph
The following graph compares the cumulative total shareholder return over a five-year period, assuming $100 invested at June 30, 2000 in each of (1) our Common Stock, (2) the Dow Jones Industrial Average and (3) a peer group consisting of manufacturers in the industrial sector providing industrial and commercial services to other commercial enterprises. Total shareholder return is based on the increase in the price of the Common Stock with dividends reinvested. The stock price performance depicted in the Corporate Performance Graph is not necessarily indicative of future price performance.
The Corporate Performance Graph does not constitute soliciting material and shall not be deemed incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

Cumulative Total Return Analysis	June 2000	June 2001	June 2002	June 2003	June 2004	June 2005
PEERLESS MFG. CO.	$100.00	$214.49	$204.84	$133.15	$142.79	$174.73
DOW JONES US INDUSTRIAL AVERAGE	100.00	102.04	91.52	91.08	108.04	108.76
DOW JONES US DIVERSIFIED INDUSTRIALS	100.00	100.70	66.36	67.42	87.17	90.11

Source:	Research Data Group, Inc. www.researchdatagroup.com

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s compensation plans in effect as of June 30, 2005.

Number of
securities
available for
future issuances
	Number of		under equity
	securities to be		compensation plans
	issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	237,950	$11.22	121,200

Equity compensation plans not approved by security holders	—	—	—

Total	237,950	$11.22	121,200

(1)	Includes the 1995 Stock Option and Restricted Stock Plan and the 2001 Stock Option and Restricted Stock Plan.
Security Ownership of Management and Certain Beneficial Owners
The following table sets forth information regarding the beneficial ownership of our Common Stock as of October 14, 2005 (unless otherwise noted) for:
•	Each person who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock;

•	Each of our directors and director nominees;

•	Each of our senior officers named in the Summary Compensation; and

•	All of our directors and senior officers as a group.
The percentages of shares outstanding provided in the table is based on 3,036,684 voting shares outstanding as of October 14, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. The number of shares shown does not include the interest of certain persons in shares held by family members in their own right. Shares issuable upon the exercise of options that are exercisable within 60 days of October 14, 2005 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our Common Stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors, director nominee and senior officers listed below is c/o Peerless Mfg. Co., 2819 Walnut Hill Lane, Dallas, Texas 75229.

Security Ownership of Management and Certain Beneficial Owners

	Number
Name	of Shares	Percent

Peter J. Burlage (1)	10,000	*
G. Darwyn Cornwell (2)	3,000	*
Bernard S. Lee (3)	15,000	*
Joseph V. Mariner, Jr. (4)	5,700	*
R. Clayton Mulford (5)	3,000	*
Donald A. Sillers, Jr. (6)	69,121	2.3%
Sherrill Stone (7)	129,716	4.2%
William T. Strohecker (8)	6,000	*
David Taylor (9)	7,500	*
Richard L. Travis, Jr. (10)	15,000	*
Royce & Associates (11)	415,400	13.7%
1414 Avenue of the Americas
New York, NY 10019
Brown Advisory Holdings (12)	361,101	11.9%
901 South Bond Street
Baltimore, Maryland 21231
All directors and senior officers	264,037	8.3%
as a group (10 persons) (13)

*	Denotes ownership of less than 1%

(1)	Includes 10,000 shares issuable pursuant to options to purchase Common Stock.

(2)	Includes 2,000 shares issuable pursuant to options to purchase Common Stock. Does not include 1,000 shares owned of record by Linda Cornwell, Mr. Cornwell’s wife, as to which shares Mr. Cornwell disclaims any beneficial interest.

(3)	Includes 4,000 shares issuable pursuant to options to purchase Common Stock.

(4)	Includes 3,000 shares issuable pursuant to options to purchase Common Stock.

(5)	Includes 3,000 shares issuable pursuant to options to purchase Common Stock.

(6)	Includes 11,400 shares issuable pursuant to options to purchase Common Stock. Does not include 1,878 shares owned of record by Virginia Sillers, Mr. Sillers’ wife, as to which shares Mr. Sillers disclaims any beneficial interest.

(7)	Includes 83,000 shares issuable pursuant to options to purchase Common Stock. Does not include 300 shares owned of record by Jo Ann Stone, Mr. Stone’s wife, as to which shares Mr. Stone disclaims any beneficial interest.

(8)	Includes 6,000 shares issuable pursuant to options to purchase Common Stock.

(9)	Includes 7,500 shares issuable pursuant to options to purchase Common Stock.

(10)	Includes 14,000 shares issuable pursuant to options to purchase Common Stock.

(11)	The information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 1, 2005

(12)	The information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on June 10, 2005

(13)	Includes 143,900 shares issuable pursuant to options to purchase Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Prior to January 2004, R. Clayton Mulford, a director of the Company, was a partner at the law firm of Hughes & Luce, LLP, Dallas, Texas. Hughes & Luce, LLP provided legal services to the Company during the 2005 fiscal year. The dollar amount of fees that the Company paid to Hughes & Luce, LLP during the 2005 fiscal year did not exceed five percent of Hughes & Luce, LLP’s gross revenue for its latest full fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND EXPENSES
The Audit Committee pre-approves the audit and non-audit services to be rendered to the Company, as well as the fees associated with such services. Generally, management will submit to the Audit Committee a detailed list of services that it recommends the Audit Committee engage the independent auditors to provide during the fiscal year. The Audit Committee pre-approves certain audit and non-audit services and establishes a dollar limit on the amount of fees the Company will pay for each category of services. The Audit Committee is informed from time to time as to the non-audit services actually provided pursuant to the pre-approval process. During the year, the Audit Committee periodically reviews the types of services and dollar amounts approved, and adjusts such amounts, as it deems appropriate. Services that are not pre-approved in such a manner require specific pre-approval by the Audit Committee. The Audit Committee also periodically reviews all non-audit services to ensure such services do not impair the independence of the Company’s independent auditors. The Audit Committee approved all services provided by Grant Thornton LLP for the 2005 fiscal year. These services included the audit of the Company’s consolidated annual financial statements, a statutory audit of the Company’s UK subsidiary, review of the Company’s consolidated interim financial statements and related filings, tax consultations services, and preparation of state and federal corporate tax returns.
Following is a summary of Grant Thornton LLP fees for the year ended June 30, 2005 and 2004.
Audit Fees. Aggregate fees billed by Grant Thornton LLP for the audit of the Company’s consolidated financial statements, statutory audit of the Company’s UK subsidiary, and review of the Company’s consolidated interim financial statements fees, and assistance with and review of documents filed with the SEC were $158,618 for fiscal year 2005 and $130,338 for fiscal year 2004.
Audit Related Fees. Grant Thornton LLP did not bill the Company for any Audit Related Fees during fiscal year 2004 and 2005.
Tax Fees. The aggregate fees for income tax consultation, including tax compliance, tax advice and tax planning for fiscal years 2005 and 2004 were $29,417 and $30,325, respectively. These fees related primarily to preparation and review of corporate tax returns and other general tax consultation.
All Other Fees. The aggregate of all other fees paid for fiscal years 2005 and 2004 were $53,000 and $0, respectively. These fees related primarily to the evaluation of the deficiencies in the Company’s internal controls over financial reporting as they relate to the Company’s administration of contracts.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The exhibits listed in the accompanying Exhibit Index are filed as part of this Report. See the exhibit index, which is included in this Report beginning on page 19.
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEERLESS MFG. CO.

By:	/s/ Sherrill Stone
Sherrill Stone
Chairman of the Board and Chief Executive Officer
Date: October 28, 2005

INDEX TO EXHIBITS

No.	Exhibit Description
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q, for the quarter ended December 31, 2003, and incorporated herein by reference).

4(a)	Rights Agreement between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 0-05214), dated May 22, 1997, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A, dated August 30, 2001, and incorporated herein by reference).

10(a)	Incentive Compensation Plan effective January 1, 1981, as amended January 23, 1991 (filed as Exhibit 10(b) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1991, and incorporated herein by reference).

10(b)	Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan (filed as Exhibit 10(h) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 1997, and incorporated herein by reference).

10(c)	Amendment to Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan dated November 11, 1999 (filed as Exhibit 10(h) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 1999, and incorporated herein by reference).

10(d)	Peerless Mfg. Co. 2001 Stock Option and Restricted Stock Plan (filed as Appendix B to our Proxy Statement on Schedule 14A dated October 24, 2001, and incorporated herein by reference).

10(e)	Asset Purchase Agreement dated February 25, 2000, by and between PMC Acquisition, Inc. and ABCO Industries, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated February 25, 2000, and incorporated herein by reference).

10(f)	Credit Agreement, Guaranty Agreement, Master Revolving Note, and Security Agreement each dated as of October 30, 2003, by and between Peerless Mfg. Co. and Comerica Bank (filed as Exhibits 10(a) through 10(d) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10(g)	Employment Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(i) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

INDEX TO EXHIBITS — CONTINUED

No.	Exhibit Description
10(h)	Agreement dated July 20, 2001, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10(k) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

10 (i)	Agreement dated August 12, 2002, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10(o) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

10 (j)	Employment agreement dated February 11, 2005, by and between Peerless Mfg. Co. and Richard L. Travis, Jr. (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10 (k)	Employment Agreement dated July 16, 2003, by and between Peerless Mfg. Co. and William T. Strohecker (filed as Exhibit 10(m) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2003, and incorporated herein by reference).

10 (l)	Agreement dated July 16, 2003, by and between Peerless Mfg. Co. and William T. Strohecker (filed as Exhibit 10(n) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2003, and incorporated herein by reference).

10 (m)	Employment Agreement dated October 10, 2003, by and between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10 (n)	Employment Agreement dated October 10, 2003, by and between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10(e) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10 (o)	Employment Agreement dated July 1, 2004, by and between Peerless Mfg. Co. and G. Darwyn Cornwell. (filed as Exhibit 10(q) to our Annual Report on Form 10-K, for the fiscal year ended June 30, 2004, and incorporated herein by reference).

10 (p)	Key Employee Bonus Plan effective as of January 4, 2005 (filed as Exhibit 10.4 to our current Report on Form 8-K dated February 9, 2005, and incorporated herein by reference).

10 (q)	Description of Compensation Payable to Non-employee Directors (filed as Exhibit 10(b) to our current Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

INDEX TO EXHIBITS — CONTINUED

No.	Exhibit Description
10 (r)	Form of Non-Employee Director Stock Option Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K on February 9, 2005, and incorporated herein by reference).

10( s)	Form of Chief Executive Officer Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K on February 9, 2005, and incorporated herein by reference).

10 (t)	Form of Executive Stock Option Agreement (filed as Exhibit 10.3 to our Current Report on Form 8-K on February 9, 2005, and incorporated herein by reference).

21	Subsidiaries of Peerless Mfg. Co.

23	Consent of Grant Thornton LLP.

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

31(c)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer. *

31(d)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer. *

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith
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