Form 10-Q
period 2005-09-30
PEERLESS MANUFACTURING CO
filed 2005-11-14
CIK 76954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________to ____________
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
     Yes ☐       No ☑
As of November 4, 2005, there were 3,036,684 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005

Page
Number
PART I:FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and June 30, 2005	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits	36
SIGNATURES	37
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CEO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2005	June 30, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,937	$8,277
Accounts receivable — principally trade — net of allowance of uncollectible accounts of $466 at September 30, 2005 and $352 at June 30, 2005	13,996	11,613
Inventories	4,045	3,297
Costs and earnings in excess of billings on uncompleted contracts	8,157	10,140
Deferred income taxes	1,163	1,163
Other — net	1,873	1,206

Total current assets	35,171	35,696

Property, plant and equipment — net	3,172	3,315
Other assets	811	784
Other assets of discontinued operations	9	9

	$39,163	$39,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable — trade	$8,782	$8,572
Billings in excess of costs and earnings on uncompleted contracts	1,541	2,081
Commissions payable	793	762
Product warranties	916	845
Accrued liabilities and other	3,394	3,058
Liabilities of discontinued operations	58	106

Total current liabilities	15,484	15,424

Deferred income taxes, net	90	90

Shareholders’ equity
Common stock	3,037	3,036
Additional paid-in capital	2,139	2,114
Other	133	171
Retained earnings	18,280	18,969

Total shareholders’ equity	23,589	24,290

Total liabilities and shareholders’ equity	$39,163	$39,804

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2005	2004

Revenues	$11,642	$11,218
Cost of goods sold	9,289	8,003

Gross profit	2,353	3,215
Operating expenses
Sales and marketing	1,542	1,475
Engineering and project management	826	951
General and administrative	1,138	1,055

	3,506	3,481

Operating loss	(1,153)	(266)

Other income
Foreign exchange gain	28	61
Other income — net	85	40

	113	101

Loss from continuing operations before income taxes	(1,040)	(165)
Income tax benefit	351	56

Net loss from continuing operations	(689)	(109)

Discontinued operations (Note 9)
Loss from discontinued operations	—	(30)
Income tax benefit	—	10

Net loss from discontinued operations	—	(20)

Net loss	$(689)	$(129)

BASIC LOSS PER SHARE
Loss from continuing operations	$(0.23)	$(0.04)
Loss from discontinued operations	0.00	(0.01)

Basic loss per share	$(0.23)	$(0.04)

DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.23)	$(0.04)
Loss from discontinued operations	0.00	(0.01)

Diluted loss per share	$(0.23)	$(0.04)

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(689)	$(129)
Net loss from discontinued operations	—	(20)

Net loss from continuing operations	(689)	(109)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	162	171
Provision for bad debt	114	22
Provision for warranty expense	142	159
Inventory valuation reserve	52	6
Foreign exchange gain	(28)	(61)
Stock based compensation	22	—
Other	—	70

Changes in operating assets and liabilities:
Accounts receivable	(2,497)	(103)
Inventories	(800)	(218)
Costs and earnings in excess of billings on uncompleted contracts	1,980	554
Other current assets	(667)	(139)
Other assets	(27)	200
Accounts payable	209	420
Billings in excess of costs and earnings on uncompleted contracts	(540)	477
Commissions payable	31	3
Product warranties	(71)	(161)
Income taxes payable	—	(557)
Accrued liabilities and other	336	(695)

Net cash provided by (used in) operating activities of continuing operations	(2,271)	39

Cash flow from investing activities:
Purchases of property and equipment	(19)	(119)

Net cash used in investing activities of continuing operations	(19)	(119)

Cash flows from financing activities:
Proceeds from sale of common stock	4	97

Net cash provided by financing activities of continuing operations	4	97

Net cash used in discontinued operations	(48)	(102)

Effect of exchange rate changes on cash and cash equivalents	(6)	(1)

Net decrease in cash and cash equivalents	(2,340)	(86)

Cash and cash equivalents at beginning of period	8,277	4,119

Cash and cash equivalents at end of period	$5,937	$4,033

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Basis of Presentation
The accompanying condensed consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements of the Company as of September 30, 2005, and for the three months ended September 30, 2005 and September 30, 2004 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year (see Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results and Other Risk Factors”). The Company’s fiscal year ends on June 30. References herein to fiscal 2005 and fiscal 2006 refer to our fiscal years ended June 30, 2005 and 2006, respectively.
In connection with the discontinuation of our Boiler operations, the financial information has been presented to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 6 — “Contingencies” and Note 9 — “Discontinued Operations” in our Notes to Consolidated Financial Statements of this Report for additional information on the discontinuance of this business unit.
Certain fiscal 2005 items have been reclassified to conform to the fiscal 2006 presentation. Unless otherwise noted, all dollar and share amounts are in thousands, except per share amounts.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Accounts Receivable — Continued
Changes in the Company’s allowance for uncollectible accounts are as follows:

	Three months ended September 30,
	2005	2004
Balance at beginning of period	$352	$431
Bad debt expense	114	22
Accounts written off, net	—	(222)

Balance at end of period	$466	$231

3.    Inventories
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
Principal components of inventories are as follows:

	September 30,	June 30,
	2005	2005

Raw materials	$3,654	$3,027
Work in progress	442	232
Finished goods	319	356

	4,415	3,615
Reserve for obsolete and slow-moving inventory	(370)	(318)

	$4,045	$3,297

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended
	September 30,
	2005	2004
Balance at beginning of period	$318	$196
Additions	52	6
Amounts written off	—	—

Balance at end of period	$370	$202

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Revenue Recognition and Cost and Earnings on Uncompleted Contracts
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81.1”). SOP81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margin over the life of a contract. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.
     The components of uncompleted contracts are as follows:

	September 30,	June 30,
	2005	2005
Costs incurred on uncompleted contracts and estimated earnings	$32,089	$34,978
Less billings to date	(25,473)	(26,919)

	$6,616	$8,059

     The components of uncompleted contracts are reflected in the balance sheets as follows:

	September 30,	June 30,
	2005	2005
Costs and earnings in excess of billings on uncompleted contracts	$8,157	$10,140
Billings in excess of costs and earnings on uncompleted contracts	(1,541)	(2,081)

	$6,616	$8,059

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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

	Three months ended
	September 30,
	2005	2004
Balance at beginning of period	$845	$982
Provision for warranty expenses	142	159
Warranty charges	(71)	(161)

Balance at end of period	$916	$980

6.    Contingencies
On March 19, 2004, we received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and are seeking to recover approximately $1 million from ABCO. We believe that all, or a majority of the payments may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.
On April 25, 2005, we received notice that we may have received preferential transfers amounting to approximately $900,000 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that all, or a majority of the payments received may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or its results of operations.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Accrued Liabilities
The components of accrued liabilities and other are as follows:

	September 30,	June 30,
	2005	2005
Accrued start-up expense	$1,348	$974
Accrued compensation	513	691
Sales and use tax payable	755	523
Accrued property tax expense	166	111
Other	612	759

	$3,394	$3,058

8.    Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings.
The Company has two stock option and restricted stock plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provides for a maximum of 240,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provides for a maximum of 250,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. Under both plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options granted to non-employee directors are generally exercisable on the date of grant which is generally at the annual shareholders’ meeting. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation cost in the amount of $22 in the three months ended September 30, 2005 as well as related tax-benefits of $7.
SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Stock Based Compensation — Continued
The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation.

Three months ended
September 30, 2004
Net loss, as reported	$(129)
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(24)

Pro forma net loss	$(153)

Loss per share:
Basic — as reported	$(0.04)

Basic — pro forma	$(0.05)

Diluted — as reported	$(0.04)

Diluted — pro forma	$(0.05)

A summary of the option activity under the plans for the three months ended September 30, 2005 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	# of Options	Exercise	Term	Value
	(exact quantity)	Price	(in years)	(in thousands)
Balance at July 1, 2005	237,950	$11.22
Granted	—	$—
Exercised	(250)	$12.64
Canceled	—	$—
Forfeited	—	$—

Balance at September 30, 2005	237,700	$11.22	6.03	$1,275
Exercisable at September 30, 2005	170,600	$10.36	4.99	$873
For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.
There were no stock options or restricted stock grants awarded during the three months ended September 30, 2004 or September 30, 2005.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Stock Based Compensation — Continued
The total intrinsic value of stock options exercised was $39 and $2 for the three months ended September, 30 2004 and 2005, respectively. The total intrinsic value of stock options vesting was $17 for both the three months ended September 30, 2004 and 2005, respectively.
As of September 30, 2005, the total remaining unrecognized compensation cost related to non-vested stock options was $325. The weighted average remaining requisite service period of the non-vested stock options was 1.5 years.
9.    Discontinued Operations
During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture, and the Company sold for $250 certain assets, of its Boiler business segment with a net book value of approximately $110, resulting in a gain on disposal of $140.
The following represents a summary of operating results of the discontinued boiler segment:

	Three months ended
	September 30,
	2005	2004
Revenues	$—	$—
Cost of goods sold	—	25

Gross loss	—	(25)
Operating expenses	—	5

Operating loss	—	(30)
Income tax benefit	—	10

Net loss from operations	$—	$(20)

Diluted loss per share	$—	$(0.01)

The current and non-current assets and liabilities of the discontinued boiler segment are as follows:

	September 30,	June 30,
	2005	2005
Assets
Equipment — net of accumulated depreciation of $11 at September 30, 2005 and June 30, 2005.	$9	$9

Total assets of discontinued operations	$9	$9

Liabilities
Product warranties and other reserves	$58	$106

Total current liabilities of discontinued operations	$58	$106

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    Comprehensive Loss
Comprehensive loss is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive loss were as follows:

	Three Months Ended
	September 30,
	2005	2004
Net loss from continuing operations	$(689)	$(109)
Net loss from discontinued operations	—	(20)
Foreign currency translation adjustment	(38)	(9)

Comprehensive loss	$(727)	$(138)

11.    Loss Per Share
Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted loss per share for the periods indicated. Certain loss per share amounts may not total due to rounding.

	Three months ended
	September 30,
	2005	2004
Net loss from continuing operations	$(689)	$(109)
Loss from discontinued operations	—	(20)

Net loss	$(689)	$(129)

Basic weighted average common shares outstanding	3,037	3,015
Effect of dilutive options	—	—

Diluted weighted average common shares outstanding	3,037	3,015

BASIC LOSS PER SHARE
Loss from continuing operations	$(0.23)	$(0.04)
Loss from discontinued operations	0.00	(0.01)

Net loss per share	$(0.23)	$(0.04)

DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.23)	$(0.04)
Loss from discontinued operations	0.00	(0.01)

Net loss per share	$(0.23)	$(0.04)

Diluted weighted average common shares outstanding excluded 238 and 212 outstanding stock options for the three months ended September 30, 2005 and 2004, respectively, because their impact would be anti-dilutive.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit for the three months ended September 30, 2006 and 2005 are presented below. Note that the Company does not allocate general and administrative expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

		Separation	General &
	Environmental	Filtration	Administrative
Three months ended September 30, 2005	Systems	Systems	Expenses	Consolidated

Net revenues from customers	$3,266	$8,376	$—	$11,642

Segment profit (loss)	(269)	254	(1,138)	(1,153)

Three months ended September 30, 2004

Net revenues from customers	$3,990	$7,228	$—	$11,218

Segment profit (loss)	64	725	(1,055)	(266)

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Industry Segment and Geographic Information
The Company attributes revenues from external customers to individual geographic sales offices based on the country where the sale originated. Information about the Company’s operations in different geographic offices as of and for the three months ended September 30, 2005 and September 30, 2004 is as follows:

	United	United
	States	Kingdom	Eliminations	Consolidated
Three months ended September 30, 2005
Net sales to unaffiliated customers	$9,344	$2,298	$—	$11,642
Transfers between geographic areas	31	—	(31)	—

Total	$9,375	$2,298	$(31)	$11,642

Identifiable long-lived assets	$3,109	$63	$—	$3,172

Three months ended September 30, 2004
Net sales to unaffiliated customers	$8,981	$2,237	$—	$11,218
Transfers between geographic areas	760	—	(760)	—

Total	$9,741	$2,237	$(760)	$11,218

Identifiable long-lived assets	$2,922	$79	$—	$3,001

Transfers between the geographic offices primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.
Identifiable long-lived assets of geographic offices are those assets related to the Company’s operations in each office.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Lines of Credit
On October 31, 2003, the Company entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of the Company’s domestic assets. At September 30, 2005, the applicable rate was Euro plus 1.75% (5.60%). At September 30, 2005, the Company had approximately $3.1 million outstanding under stand-by letters of credit and no loans outstanding, leaving a maximum availability under the credit facility of approximately $9.4 million (actual availability at September 30, 2005 approximately $6.4 million). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of September 30, 2005, the Company was in compliance with all financial and other covenants under the credit facility.
In addition, the Company’s UK subsidiary had a £2.4 million (approximately $4.2 million) debenture agreement used to facilitate the issuances of bank guarantees. At September 30, 2005, this facility was secured by substantially all of the UK subsidiary assets, and was backed by a Peerless stand-by letter of credit of £1.0 million (approximately $1.8 million, which is included in the $3.1 million outstanding under the Company’s $12.5 million revolving credit facility described above). At September 30, 2005, there was approximately £2.4 million (approximately $4.2 million) outstanding under this facility, leaving no availability. The agreement was renewed during October 2005 increasing the available funds to £2.6 (approximately $4.6 million).
16.    Supplemental cash flow Information
Net cash flows from operating activities reflects cash payments for income taxes as follows:

	Three months ended
	September 30.
	2005	2004
Income taxes paid	$—	$510

Tax benefit of stock option exercises	$—	$32

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We desire to avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 29 of this Report.
All forward-looking statements included in this Report are based on information available to us on the date hereof, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.
Overview
We are a global company providing environmental, separation and filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments — Environmental Systems and Separation Filtration Systems. During fiscal year 2004, we discontinued the operations of our Boiler business. See Note 6 — “Contingencies” and Note 9 — “Discontinued Operations” in our Notes to Consolidated Financial Statements of this Report for additional information on the discontinuance of this business unit.
Environmental Systems. This business segment represented approximately 35.6% and 28.1% of our first quarter fiscal 2005 and 2006 revenues, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instruments, controls and related valves and piping.
Separation Filtration Systems. This business segment represented approximately 64.4% and 71.9% of our first quarter fiscal 2005 and 2006 revenues, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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
Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, we follow the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margin over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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
Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review inventory values on hand, using specific aging categories, and record a reserve for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected by us, adjustments to our inventory valuations may be required.
Deferred Tax Asset — Valuation Allowance. We have a significant amount of net deferred tax assets, which consist principally of a subsidiary State net operating loss carry-forward and temporary differences in the tax and book basis of certain assets and liabilities. The State net operating loss carry-forward expires, if unused, as follows: $365,000 in 2006; $3.3 million in 2007; $2.1 million in 2008; $1.9 million in 2009; and, $210,000 in 2010. Based on evaluations performed by us in the quarter ended June 30, 2005, we determined that it is more likely than not, that insufficient taxable income will be generated by the subsidiary to fully utilize the state operating loss carry-forward prior to expiration, and we have accordingly recorded a valuation allowance to reduce the corresponding deferred tax asset to its anticipated net realizable value (see Note M of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended June 30, 2005). As actual future factors or conditions may vary from those projected by us, adjustments to our valuation allowance may be required.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
Results of Operations
The following table displays our statements of operations as a percentage of net revenues:

	Three Months Ended
	September 30,
	2005	2004
Net revenues	100.0%	100.0%
Cost of goods sold	79.8	71.3

Gross profit	20.2	28.7
Operating expenses	30.1	31.0

Operating loss	(9.9)	(2.3)
Other income	1.0	0.9

Net loss from continuing operations before income taxes	(8.9)	(1.4)
Income tax benefit	3.0	0.5

Net loss from continuing operations	(5.9)	(0.9)
Loss from discontinued operations, net of tax	—	(0.2)

Net loss	(5.9)%	(1.1)%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Results of Operations — Consolidated
Revenues. The following table displays consolidated revenues (dollars in thousands):

	Three months ended September 30,
	2005	% of Total	2004	% of Total

Domestic	$6,571	56.4%	$7,373	65.7%
International	$5,071	43.6%	$3,845	34.3%

Total	$11,642	100.0%	$11,218	100.0%

     For the first quarter of fiscal 2006, revenues increased approximately $424,000, or 3.8%, from approximately $11.2 million in the first quarter of fiscal 2005 to $11.6 million in the first quarter of fiscal 2006. Domestic revenues decreased approximately $802,000, or 10.9%, from approximately $7.4 million in the first quarter of fiscal 2005 to $6.6 million in the first quarter of fiscal 2006. International revenues increased approximately $1.2 million, or 31.9%, from $3.8 million in the first quarter of fiscal 2005 to $5.1 million in the first quarter of fiscal 2006. The decline in our domestic revenues is principally related to the decline in our separation and filtration equipment sales impacted by customer requested delays in the timing of projects and their subsequent delivery. The increase in our international revenues relates primarily to an increase of gas separation and filtration equipment sales in Canada and Latin America, due to the increased demand for natural gas. See Item 2 — “Results of Operations — Segments” of this Report for further discussion.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
Gross Profit Margin. The following table displays gross profit margin (dollars in thousands):

	Three months ended September 30,
	2005	% of Sales	2004	% of Sales
Selling margin	$3,622	31.1%	$3,796	33.8%
Unabsorbed manufacturing	$(646)	-5.5%	$(341)	-3.0%
Warranty and start up costs	$(623)	-5.4%	$(240)	-2.1%

Gross profit margin	$2,353	20.2%	$3,215	28.7%

     Our gross profit margin during any particular period may be impacted by four primary factors: 1) sales volume, 2) unanticipated material cost increases, 3) shifts in our product mix, and 4) start-up and warranty costs. Shifts in our product mix can impact our reported margin in three ways: 1) certain of our products have higher selling margin than others, 2) certain of our products have a higher manufactured cost component than others, and 3) certain markets are more competitive than others. Consequently, shifts in the geographic or product composition of our sales can have a significant impact on our reported margin either at the selling margin level, or through a negative or positive impact on our manufacturing absorption.
     For the first quarter of fiscal 2006, our gross profit margin decreased approximately $862,000, or 26.8%, from $3.2 million in the first quarter of fiscal 2005 to $2.4 million in the first quarter of fiscal 2006. Our gross profit, as a percentage of sales, decreased from 28.7% in the first quarter of fiscal 2005 to 20.2% in the first quarter of fiscal 2006, or approximately 29.6%. Our selling margin (our margin before the allocation of our unabsorbed manufacturing overhead and start-up and warranty costs), as a percentage of sales, decreased from 33.8% in the first quarter of fiscal 2005 to 31.1% in the first quarter of fiscal 2006, or 7.9%. The decline in our selling margin during the period can be attributed to a continued shift in the composition of our sales (our Environmental Systems sales continue to decline), increased competitive market conditions for gas filtration products, and higher than anticipated component and raw material costs associated with all of our products (see Segment Profit — following for further discussion). In addition, our gross profit margin during the period was impacted by an increase in our unabsorbed manufacturing costs, which increased, as a percentage of sales, from 3.0% in the first quarter of fiscal 2005 to 5.5% in the first quarter of fiscal 2006, and an increase in our start-up and warranty costs, which increased, as a percentage of sales, from 2.1% in the first quarter of fiscal 2005 to 5.4% in the first quarter of fiscal 2006. The increase in our unabsorbed manufacturing costs was related to the decrease in our domestic sales volume that is produced in our plants.. The increase in our start-up and warranty costs was related to higher than anticipated start-up costs associated with commissioning certain Environmental Systems projects and certain Separation Filtration Systems (see Segment Profit — following for further discussion).
Operating Expenses. The following table displays operating expenses (dollars in thousands):

	Three months ended September 30,
	2005	% of Sales	2004	% of Sales
Sales and marketing	$1,542	13.2%	$1,475	13.1%
Engineering & project management	826	7.1%	951	8.5%
General and administrative	1,138	9.8%	1,055	9.4%

Total operating expenses	$3,506	30.1%	$3,481	31.0%

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
     For the first quarter of fiscal 2006, our operating expenses from continuing operations increased by approximately $25,000, or 0.7% when compared to the first quarter of fiscal 2005. These expenses as a percentage of sales decreased from 31.0% in the first quarter of fiscal 2005 to 30.1% in the first quarter of fiscal 2006 due to the increased revenues in the current year. On a comparative basis, our sales and marketing expenses were approximately $1.5 million during both the first quarter of fiscal 2005 and the first quarter of fiscal 2006. Selling commissions in the first quarter of fiscal 2006 increased over the first quarter of fiscal 2005 due to the increased revenues, while selling expenses decreased as a result of cost control monitoring. Our engineering and project management expense decreased from $951,000 in the first quarter of fiscal 2005 to $826,000 in the first quarter of fiscal 2006 and continues to relate to our cost control measures and product standardization activities. Our general and administrative expenses increased approximately $83,000 in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005, due primarily to the provision for bad debt being increased for a certain disputed accounts receivable balance that we do not anticipate collecting.
Other Income and Expense
     For the first quarter of fiscal 2006, other income and expense items increased by approximately $12,000, from income of approximately $101,000 for the first quarter of fiscal 2005 to income of approximately $113,000 for the first quarter of fiscal 2006. This change was primarily due to income associated with the sublease of an inactive warehouse and increased interest income in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, which was partially offset by a decrease in our foreign currency exchange gains during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005
Income Taxes
     Our effective income tax rate for continuing operations was approximately 34% for the first quarter of fiscal years 2005 and 2006.
Net Loss from Continuing Operations
     Our net loss from continuing operations increased by approximately $580,000, from a loss of approximately $109,000, or (0.9%) of sales, for the first quarter of fiscal 2005, to a loss of $689,000, or (5.9%) of sales, for the first quarter of fiscal 2006 and related primarily to a decrease in selling margin, resulting primarily from market pressures and increased cost of materials, and our increased start-up and warranty costs during the period. Basic and diluted loss per share increased from a loss of ($0.04) per share for the first quarter of fiscal 2005, to a loss of ($0.23) per share for the first quarter of fiscal 2006.
Discontinued Operations
     We had no earnings or loss from discontinued operations for the first quarter of fiscal 2006 compared to a net loss of approximately $20,000 for the first quarter of fiscal 2005. Our net loss in fiscal 2005 related primarily to costs associated with the start-up and warranty costs of certain boiler projects. The Company has a remaining reserve of approximately $58,000 at September 30, 2005, which reserve was established based on the most current information available and historical experience. While we believe our reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability could differ from our actual costs incurred (see “Critical Accounting Policies — Product Warranties” and Note 6 — “Contingencies” to our Notes to Consolidated Financial Statements of this Report). Basic and diluted loss per share from discontinued operations was ($0.01) per share for the first quarter of fiscal 2005, compared to a loss of ($0.00) per share for the first quarter of fiscal 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
Net Loss
     Our net loss increased approximately $560,000 from a net loss of $129,000, or 1.1% of sales, for the first quarter of fiscal 2005, to a net loss of approximately $689,000, or 5.9% of sales, for the first quarter of fiscal 2006. Basic and diluted loss per share increased from a net loss of ($0.04) per share for the first quarter of fiscal 2005, to a net loss of ($0.23) per share for the first quarter of fiscal 2006.
Results of Operations — Segments
     Currently we are organized along two lines of business: Environmental Systems, and Separation Filtration Systems. The Company had three reportable segments — Environmental Systems, Separation Filtration Systems, and Boilers in prior years. See Note 6 — “Contingencies” and Note 9 — “Discontinued Operations” in the Notes to our Consolidated Financial Statements for further discussion on the Boiler segment.
     Environmental Systems This business segment represented approximately 35.6% and 28.1% of our revenues for the first quarter of fiscal 2005 and fiscal 2006, respectively. The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These systems are totally integrated, complete with instruments, controls and related valves and piping.
     Separation Filtration Systems This business segment represented approximately 64.4% and 71.9% of our revenues for the first quarter of fiscal 2005 and fiscal 2006, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These systems are totally integrated, complete with instruments, controls and related valves and piping.
Revenue. The following table displays revenues by reportable segment (dollars in thousands):

	Three months ended
	September 30,
	2005	%	2004	%
Revenues
Environmental Systems	$3,266	28.1%	$3,990	35.6%
Separation Filtration Systems	8,376	71.9%	7,228	64.4%

Total	$11,642	100.0%	$11,218	100.0%

     Revenues from Environmental Systems decreased by approximately $724,000, or 18.1%, in the first quarter of fiscal 2006, from approximately $4.0 million in the first quarter of fiscal 2005 to $3.3 million in the first quarter of fiscal 2006. Our Environmental Systems segment continues to be impacted by the lack of new power plant construction, compliance strategy uncertainties at existing facilities, and competition. While we have seen a decline in our Environmental Systems sales over the past several years, the increasing demand for energy and shrinking electricity generation reserves

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
should result in new power plant construction which will likely require NOx reduction equipment. In addition, as compliance deadlines to air regulations come into effect over the next three to five years, we would expect that spending for NOx reduction systems will increase as compliance strategies at existing facilities become more certain. We continue to see a steady increase to our proposal levels, particularly for our products in new power related projects in selected domestic regions, as well as international regions, and anticipated compliance projects (see Market Outlook following for further discussion).
     Separation Filtration Systems revenues increased by approximately $1.1 million, or 15.9% in the first quarter of fiscal 2006, from approximately $7.2 million in the first quarter of fiscal 2005 to $8.4 million in the first quarter of fiscal 2006. We saw our domestic Separation Filtration Systems revenues decrease by approximately $577,000 or 14.8% in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005. Our international revenues increased approximately $1.7 million, or 51.8% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The decrease in our domestic revenues, during the first quarter of fiscal 2006, is attributed primarily to a decrease in the sales of our gas separation and filtration products, due to a decline in domestic fuel gas conditioning system projects that are used in new gas-fired power plants. The increase in our international revenues during the first quarter of fiscal 2006 related primarily to increased sales of our gas separation and filtration products into Canada and Latin America.
Segment Profit The following table displays profit by reportable segment (dollars in thousands):

	Three months ended
	September 30,
	2005	2004
Segment profit
Environmental Systems	$(269)	$64
Separation Filtration Systems	254	725

Total	(15)	789
General and administrative expenses	(1,138)	(1,055)

Operating loss	$(1,153)	$(266)

     Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the design, manufacture, and sale of its products to each segment. The Company does not allocate general and administrative expenses on a segment basis for internal management reporting.
     Environmental Systems. Environmental Systems segment profit in the first quarter of fiscal 2006 decreased approximately $333,000 compared to the first quarter of fiscal 2005. As a percentage of Environmental Systems revenue, segment profit in Environmental Systems was approximately (8.2%) in the first quarter of fiscal 2006 and approximately 1.6% in the first quarter of fiscal 2005. The major impacts to Environmental Systems segment profit, during the quarter, related primarily to the following:

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
1.	Start-up and warranty expenses, as a percentage of sales. Actual start-up and warranty expenses were approximately $310,000, or 9.5% of revenue in the first quarter of fiscal 2006 compared to $223,000, or 5.6% of revenue in the first quarter of fiscal 2005. The increase in expense during the first quarter of fiscal 2006 relates predominately to the operation of mechanical equipment outside the customary operating parameters. The solution required changes to the operating procedures to ensure the problem does not recur. Although, not all of the units installed in these unique operating conditions have failed, the modified operating procedures will be circulated to all installed systems to ensure the project owners are aware of the potential risk of future claims that may not fall within our warranty period.

2.	Decrease in selling margin. Our selling margin decreased by approximately 2.2% of sales in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005. This decrease is primarily attributable to increased competitive market conditions, combined with increased cost of component parts.

3.	Operational expenses, as a percentage of sales. As part of our on-going cost control monitoring, our operational expenses have continued to decline from approximately $886,000 in the first quarter of fiscal 2005, to $770,000 in the first quarter of fiscal 2006. However, due to declines in this segment’s revenue that exceeded its expense reductions over these periods, expenses, as a percentage of sales, have actually increased from 22.2% in the first quarter of fiscal 2005, to 23.6% in the first quarter of fiscal 2006.
     Separation Filtration Systems. Separation Filtration Systems segment profit in the first quarter of fiscal 2006 decreased approximately $471,000 compared to the first quarter of fiscal 2005. As a percentage of Separation Filtration Systems revenue, segment profit in Separation Filtration Systems was approximately 10.0%, in the first quarter of fiscal 2005 and approximately 3.0% in the first quarter of fiscal 2006. The changes in the Separation Filtration Systems segment profit, during the quarter, related primarily to the following:
1.	Decrease in selling margin. Our selling margin decreased by approximately 3.4% of sales in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005. This decrease is primarily attributable to increased competitive market conditions encountered with the sales of gas separation and filtration equipment though our U.K. subsidiary.

2.	Material price increases. Our component and raw material prices for this segment’s product line have increased steadily over the past year. Most of the contracts governing the sale of these products are long-term, fixed-priced contracts which, in a volatile environment, increase our risks to margin deterioration. We attempt to stabilize our costs by ordering materials at the time an order is received. However, on long-term deliverable contracts, it is not always possible. To mitigate our risk under these contracts, we attempt to negotiate escalation provisions. However, such provisions do not always cover our full exposure. See Factors That May Affect Our Operating Results and Other Risk Factors — “We enter into fixed-priced contracts. If our actual costs exceed our original estimates, our profits will be reduced.” — page 30 of this Report.

3.	Start-up and warranty expenses, as a percentage of sales. Actual start-up and warranty expenses were approximately $313,000, or 3.7% of revenue in the first quarter of fiscal 2006 compared to approximately $17,000, or 0.2% of revenue in the first quarter of fiscal 2005. The increase in expense during the first quarter of fiscal 2006 is predominantly attributable to a specific mechanical component failure supplied to operate in high temperature conditions.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
Market Outlook
     Environmental Systems. Although our Environmental Systems business has been impacted by the lack of new power plant construction and compliance strategy uncertainties at existing facilities, we would expect that as compliance deadlines to air regulations come into effect over the next three to five years and users implement their compliance plans, spending for NOx reduction systems will increase. State Implementation Plans, the Clean Air Interstate Rule, and consent decrees, all create a potentially positive environment for our Environmental Systems. In addition, increasing energy demand is beginning to require the construction of new power plants, which would require some type of a NOx reduction system. Domestically, new gas-fired plants will likely be constructed to meet peak electricity demand. New coal-fired power plants, applied to base-load operations, are planned for construction over the next several years. The increasing demand for natural gas is creating potential opportunities at LNG receiving terminals, as new on-site power plants may need to be built to provide the extensive energy needed for the re-gasification process. We are also seeing an increase in international opportunities for NOx reduction systems.
     Separation Filtration Systems. The strong worldwide energy demand is creating renewed opportunities for our separation and filtration products around the world. New pipelines, gas processing facilities, chemical and petrochemical processing plants, and LNG plants and terminals are driving growth of this business segment. The domestic and international markets for our separation products continues to remain strong, as nuclear power plants continue to invest in life extension and power up-rate projects, in connection with their license renewals. The construction of new nuclear power plants in China, Europe and South Korea is also creating opportunities for our nuclear steam dryers.
Contingencies
     On March 19, 2004, we received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and are seeking to recover approximately $1 million from ABCO. We believe that all, or a majority of the payments may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.
     On April 25, 2005, we received notice that we may have received preferential transfers amounting to approximately $900,000 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that all, or a majority of the payments received may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or its results of operations.
Backlog
     The Company’s backlog of unfilled orders was approximately $48 million at September 30, 2005 and approximately $34 million at June 30, 2005. Of the backlog at September 30, 2005, approximately 70% is scheduled to be completed during fiscal 2006. We have received significant awards in each of our business segments. Domestic and international market demand for our separation and filtration products continues to improve. The slow growth in gas turbine-based power plant construction within the United States together with intensified competition continues to create challenges for our Environmental Systems business. See Item 2 — “Management’s Discussion and Analysis of Financial and Results of Operations — Market Outlook” for additional discussion on factors affecting our backlog and our future expectations.
Financial Position
     Assets. Total assets decreased by approximately $641,000, or 1.6%, from $39.8 million at June 30, 2005, to $39.2 million at September 30, 2005. We held cash and cash equivalents of approximately $5.9 million, had working capital of approximately $19.7 million, and a current liquidity ratio of approximately 2.3-to-1.0 at September 30, 2005. This compares with cash and cash equivalents of $8.3 million, $20.3 million in working capital, and a current liquidity ratio of 2.3-to-1.0 at June 30, 2005. The relative stability of our assets and our liquidity ratio during the first quarter of fiscal 2006 resulted primarily from the Company’s ability to properly manage short-term assets while experiencing a relative downturn.
     Liabilities and Shareholders’ Equity. Total liabilities increased by approximately $60,000, or 0.4%, from $15.4 million at June 30, 2005 to $15.5 million at September 30, 2005. This increase in liabilities related primarily to an increase in our accounts payable of approximately $210,000, an increase in our accrued liabilities of approximately $336,000, and an increase in our product warranty reserves of approximately $71,000, partially offset by a decrease in our billings in excess of costs and earnings on uncompleted contracts of approximately $540,000. See “Liquidity and Capital Resources” of Item 2 of this Report for further discussion. The decrease in our equity of approximately $701,000 or 2.9%, from $24.3 million at June 30, 2005 to $23.6 million at September 30, 2005 resulted primarily from our loss during the period. Our debt (total liabilities)-to-equity ratio increased from .64-to-1.0 at June 30, 2005 to .66-to-1.0 at September 30, 2005, reflecting a 0.4% increase in our liabilities and a 2.9% decrease in our equity during the period.
Liquidity and Capital Resources
     Our cash and cash equivalents were $5.9 million as of September 30, 2005, compared to $8.3 million at June 30, 2005. Cash used in operating activities during the first quarter of fiscal year 2006 was approximately $2.3 million, compared to cash provided by operating activities during the first quarter of fiscal 2005 of approximately $39,000.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At September 30, 2005, the balance of these working capital accounts was approximately $11.8 million compared to approximately $11.1 million at June 30, 2005, reflecting an increase of our investment in these working capital items of approximately $730,000. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first quarter of fiscal 2006, several large projects were in the early stages of production and the milestones for billing had not been achieved. Additionally, several large projects were finalized and shipped, which resulted in a decrease in our investment in these working capital accounts. During the first quarter of fiscal 2006, funds were consumed by our operating loss and consumed by other asset reduction, while funds were provided by an overall increase in our accrued expenses and other payables.
     Cash used in investing activities was approximately $19,000 for the first quarter of fiscal year 2006, compared to cash used by investing activities of approximately $119,000 for the first quarter of fiscal 2005. The use of this cash during the first quarter of fiscal 2006 related primarily to the investment in technology infrastructure. The use of cash during the first quarter of fiscal 2005 related primarily to capital refurbishments of our Denton and Abilene, Texas manufacturing facilities.
     Cash provided by financing activities was approximately $4,000 and $97,000 during the first quarter of fiscal 2006 and 2005, respectively, and related to the proceeds from the issuance of common stock pursuant to employee stock options.
     Cash used by our discontinued operations during the first quarter of fiscal 2006 was approximately $48,000, compared to cash used from discontinued operations of approximately $102,000 in the first quarter of fiscal 2005.
     As a result of the above factors, our cash and cash equivalents during the first quarter of fiscal year 2006 decreased by approximately $2.3 million, compared to a decrease of approximately $86,000 in the first quarter of fiscal 2005.
     On October 31, 2003, we entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all our domestic assets. At September 30, 2005, the applicable rate was Euro plus 1.75% (5.60%). At September 30, 2005, we had approximately $3.1 million outstanding under stand-by letters of credit and no loans outstanding, leaving us a maximum availability under our credit facility of approximately $9.4 million (actual availability at September 30, 2005 approximately $6.4 million). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of September 30, 2005, the Company was in compliance with all financial and other covenants under the credit facility.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
     In addition, our UK subsidiary had a £2.4 million (approximately $4.2 million) debenture agreement used to facilitate the issuances of bank guarantees. At September 30, 2005, this facility was secured by substantially all of the UK subsidiary assets, and was backed by a Peerless stand-by letter of credit of £1.0 million (approximately $1.8 million, which is included in the $3.1 million outstanding under the Company’s $12.5 million revolving credit facility described above). At September 30, 2005, there was approximately £2.4 million (approximately $4.2 million) outstanding under this facility, leaving no availability. The agreement was renewed during October 2005 increasing the available funds to £2.6 (approximately $4.6 million).
     We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     We have no off-balance sheet arrangements that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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
     A large portion of our separation and filtration business is driven by the construction of natural gas production and transportation infrastructure. Increasing demand for natural gas may result in the construction of natural gas production facilities and facilities to transport the gas to its end destination (i.e., pipelines and LNG processing plants). Increasing prices of natural gas, while beneficial to exploration activities and the financing of new projects, can adversely impact demand. Excessive supply could also negatively impact the price of natural gas, which could discourage spending on new projects.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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
Competition could result in lower sales and decreased margin.
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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
     During the first quarter of fiscal 2005 and fiscal 2006 revenue outside the United States represented approximately 34.3% and 43.6% of our consolidated revenues, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, government sanctions, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States and from time-to-time may impact our ability to ship our products and collect our receivables.
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
Our gross profit margin is affected by shifts in our product mix.
     Certain of our products have higher margin than others. Consequently, changes in the composition of our sales between products from quarter-to-quarter or from period-to-period can have a significant impact on our reported margin. Certain of our products also have a much higher internally manufactured cost component; and therefore, changes from quarter-to-quarter or from period-to-period can have a significant impact on our reported margin through a negative or positive impact on our manufacturing absorption. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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
     The terms and conditions of our current $12.5 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. The availability of our credit facility is also subject to certain financial covenants, including a prohibition against consecutive quarterly losses. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of September 30, 2005 we were in compliance with all financial and other covenants of our credit facility.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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
     Our engineering and manufacturing operations require a highly skilled workforce for which there is increasing demand and short supply in a very competitive environment. Consequently, unexpected spikes of demand to produce sales orders that require short order cycle times, may require that we, in many cases, outsource the engineering and/or manufacturing of these orders. While our ability to do this is one of our perceived strengths, such practice could negatively affect our margin, through higher unabsorbed manufacturing costs.
Our customers may require us to execute portions of our projects in their local countries.
     Certain countries have regulations, or in some cases, customer preferences, requiring that a certain degree of local content be included in projects destined for installation in their country. Such requirements may negatively impact our margin and present project management issues.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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
     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Registrant’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     During the quarter ended September 30, 2005, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
PART II.   OTHER INFORMATION
Item 1.   Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations (see Note 6 — “Contingencies” in our Notes to the Condensed Consolidated Financial Statements of this Report).
Items 2, 3, 4, and 5 are not applicable and have been omitted.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q (file No. 0-5214) for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, and incorporated herein by reference).

4(a)	Rights Agreement dated May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A (file No. 0-5214), dated May 22, 1997, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement dated August 23, 2001, between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A dated August 30, 2001, and incorporated herein by reference).

31(a)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer. *

31(b)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer. *

32(a)	Section 1350 Certification of Chief Executive Officer. **

32(b)	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith

**	Furnished herewith

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.
Date: November 14, 2005	/s/ Sherrill Stone
Sherrill Stone
Chairman and Chief Executive Officer

Date: November 14, 2005	/s/Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)