Form 10-Q
period 2005-12-31
PEERLESS MANUFACTURING CO
filed 2006-02-14
CIK 76954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2005
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer  ☐                    Non-accelerated filer ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes ☐ No ☑
As of February 13, 2006, there were 3,086,434 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2005	June 30, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,521	$8,277
Accounts receivable — principally trade — net of allowance of uncollectible accounts of $224 at December 31, 2005 and $352 at June 30, 2005	11,729	11,613
Inventories, net	5,338	3,297
Costs and earnings in excess of billings on uncompleted contracts	9,623	10,140
Deferred income taxes	1,163	1,163
Other — net	2,228	1,206

Total current assets	37,602	35,696

Property, plant and equipment — net	3,116	3,315
Other assets	866	784
Other assets of discontinued operations	9	9

	$41,593	$39,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable — trade	$9,623	$8,572
Billings in excess of costs and earnings on uncompleted contracts	3,664	2,081
Commissions payable	882	762
Product warranties	697	845
Accrued liabilities and other	3,341	3,058
Liabilities of discontinued operations	101	106

Total current liabilities	18,308	15,424

Deferred income taxes	90	90

Shareholders’ equity
Common stock	3,086	3,036
Additional paid-in capital	2,705	2,114
Other	(51)	171
Retained earnings	17,455	18,969

Total shareholders’ equity	23,195	24,290

Total liabilities and shareholders’ equity	$41,593	$39,804

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$11,534	$10,844	$23,176	$22,062
Cost of goods sold	8,388	7,905	17,677	15,908

Gross profit	3,146	2,939	5,499	6,154
Operating expenses
Sales and marketing	1,565	1,407	3,107	2,882
Engineering and project management	820	881	1,646	1,832
General and administrative	2,087	1,357	3,225	2,412

	4,472	3,645	7,978	7,126

Operating loss	(1,326)	(706)	(2,479)	(972)

Other income (expense)
Foreign exchange gain	29	4	57	65
Other income (expense) — net	97	(1)	182	39

	126	3	239	104

Loss from continuing operations before income taxes	(1,200)	(703)	(2,240)	(868)
Income tax benefit	408	239	759	295

Net loss from continuing operations	(792)	(464)	(1,481)	(573)

Discontinued operations
Loss from discontinued operations	(50)	(50)	(50)	(80)
Income tax benefit	17	17	17	27

Net loss from discontinued operations	(33)	(33)	(33)	(53)

Net loss	$(825)	$(497)	$(1,514)	$(626)

BASIC LOSS PER SHARE
Loss from continuing operations	$(0.26)	$(0.15)	$(0.49)	$(0.19)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

Basic loss per share	$(0.27)	$(0.16)	$(0.50)	$(0.21)

DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.26)	$(0.15)	$(0.49)	$(0.19)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

Diluted loss per share	$(0.27)	$(0.16)	$(0.50)	$(0.21)

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,514)	$(626)
Net loss from discontinued operations	(33)	(53)

Net loss from continuing operations	(1,481)	(573)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	218	335
Provision for bad debts	144	218
Provision for warranty expense	159	206
Inventory valuation reserve	105	22
Foreign exchange gain	(57)	(65)
Gain on sale of property	(22)	—
Stock based compensation	71	—
Other	8	70

Changes in operating assets and liabilities:
Accounts receivable	(260)	211
Inventories	(2,146)	(250)
Costs and earnings in excess of billings on uncompleted contracts	517	3,802
Other current assets	(887)	(249)
Other assets	(82)	233
Accounts payable	1,051	(1,202)
Billings in excess of costs and earnings on uncompleted contracts	1,583	1,528
Commissions payable	120	(41)
Product warranties	(307)	(204)
Excess tax benefits from stock-based payment arrangements	(134)	(37)
Income taxes payable	—	(525)
Accrued liabilities and other	283	(230)

Net cash provided by (used in) operating activities of continuing operations	(1,117)	3,249

Cash flow from investing activities:
Purchases of property and equipment	(29)	(231)
Proceeds from the sale of equipment	32	—

Net cash provided by (used in) investing activities of continuing operations	3	(231)

Cash flows from financing activities:
Proceeds from sale of common stock	264	118
Excess tax benefits from stock-based payment arrangements	134	37

Net cash provided by financing activities of continuing operations	398	155

Net cash used in discontinued operations	(38)	(93)

Effect of exchange rate changes on cash and cash equivalents	(2)	5

Net increase (decrease) in cash and cash equivalents	(756)	3,085

Cash and cash equivalents at beginning of period	8,277	4,119

Cash and cash equivalents at end of period	$7,521	$7,204

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements of the Company as of December 31, 2005, and for the three and six months ended December 31, 2005 and December 31, 2004 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire year (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results and Other Risk Factors”). The Company’s fiscal year ends on June 30. References herein to fiscal 2005 and fiscal 2006 refer to our fiscal years ended June 30, 2005 and 2006, respectively.
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
2. Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required except on credit extension to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for uncollectible accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Accounts Receivable — Continued
Changes in the Company’s allowance for uncollectible accounts are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at beginning of period	$466	$231	$352	$431
Bad debt expense	30	196	144	218
Accounts written off, net	(272)	—	(272)	(222)

Balance at end of period	$224	$427	$224	$427

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
Principal components of inventories are as follows:

	December 31,	June 30,
	2005	2005
Material and component parts	$4,665	$3,027
Work in progress	779	232
Finished goods	317	356

	5,761	3,615

Reserve for obsolete and slow-moving inventory	(423)	(318)

	$5,338	$3,297

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at beginning of period	$370	$202	$318	$196
Additions	53	16	105	22
Amounts written off	—	—	—	—

Balance at end of period	$423	$218	$423	$218

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Revenue Recognition and Cost and Earnings on Uncompleted Contracts
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). SOP81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margin over the life of a contract. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.
     The components of uncompleted contracts are as follows:

	December 31,	June 30,
	2005	2005
Costs incurred on uncompleted contracts and estimated earnings	$32,144	$34,978
Less billings to date	(26,185)	(26,919)

	$5,959	$8,059

     The components of uncompleted contracts are reflected in the balance sheets as follows:

	December 31,	June 30,
	2005	2005
Costs and earnings in excess of billings on uncompleted contracts	$9,623	$10,140
Billings in excess of costs and earnings on uncompleted contracts	(3,664)	(2,081)

	$5,959	$8,059

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
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

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at beginning of period	$916	$980	$845	$982
Provision for warranty expenses	17	47	159	206
Warranty charges	(236)	(43)	(307)	(204)

Balance at end of period	$697	$984	$697	$984

6. Contingencies
On March 19, 2004, we received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and are seeking to recover approximately $1 million from ABCO. We believe that all, or at least a majority, of the payments may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to defend vigorously against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.
On April 25, 2005, we received notice that we may have received preferential transfers amounting to approximately $900,000 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that all, or at least a majority, of the payments received may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to defend vigorously against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or its results of operations.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accrued Liabilities
     The components of accrued liabilities and other are as follows:

	December 31,	June 30,
	2005	2005
Accrued start-up expense	$1,070	$974
Accrued compensation	634	691
Sales and use tax payable	711	523
Accrued property tax expense	209	111
Other	717	759

	$3,341	$3,058

8. Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings.
The Company has two stock option and restricted stock plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provides for a maximum of 240,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provides for a maximum of 250,000 shares of common stock to be issued. Stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. Under both plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options granted to non-employee directors are generally exercisable on the date of grant which is generally at the annual shareholders’ meeting. The Company issues new shares of common stock to satisfy option exercises. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation cost in the amount of $49 in the three months ended December 31, 2005 as well as related tax-benefits of $17. The Company recognized stock-based compensation cost in the amount of $71 in the six months ended December 31, 2005 as well as related tax-benefits of $24.
SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Stock Based Compensation — Continued
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

	Three months ended	Six months ended
	December 31, 2004	December 31, 2004
Net loss, as reported	$(497)	$(626)
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(46)	(70)

Pro forma net loss	$(543)	$(696)

Loss per share:
Basic — as reported	$(0.16)	$(0.21)

Basic — pro forma	$(0.18)	$(0.23)

Diluted — as reported	$(0.16)	$(0.21)

Diluted — pro forma	$(0.18)	$(0.23)

A summary of the option activity under the plans for the three and six months ended December 31, 2005 is as follows:

			Weighted	Aggregate
		Weighted	Average	Grant Date
		Average	Remaining	Fair
	# of Options	Exercise	Term	Value
	(exact quantity)	Price	(in years)	(in thousands)
Balance at July 1, 2005	237,950	$11.22
Granted	—	$—
Exercised	(250)	$12.64
Canceled	(2,800)	$14.02
Forfeited	—	$—

Balance at September 30, 2005	234,900	$11.18	6.03	$1,259
Granted	4,000	$16.95
Exercised	(39,750)	$6.56
Canceled	(25,000)	$12.94
Forfeited	(500)	$19.50

Balance at December 31, 2005	173,650	$12.10	6.27	$993
Exercisable at December 31, 2005	140,600	$11.69	5.71	$797

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Stock Based Compensation — Continued
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
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Expected volatility	52.6%	46.4%	52.6%	46.4%
Expected term (years)	5.66	5.00	5.66	5.00
Risk free interest rate	4.12%	4.00%	4.12%	4.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Weighted average grant date fair value	$8.99	$6.78	$8.99	$6.78
A summary of the status of the Company’s non-vested stock options at December 31, 2005, and changes during the three and six months ended December 31, 2005 is presented below:

	Three months ended		Six months ended
	December 31, 2005		December 31, 2005
		Weighted		Weighted
		Average		Average
	# of Options	Grant Date	# of Options	Grant Date
	(exact quantity)	Fair Value	(exact quantity)	Fair Value
Non vested at beginning of period	64,300	$6.00	70,100	$5.98
New Grants	—	—	—	—
Vested	(6,250)	$6.44	(9,250)	$6.20
Canceled	(25,000)	$5.95	(27,800)	$5.94

Non vested at end of period	33,050	$5.95	33,050	$5.95
As of December 31, 2005, the total remaining unrecognized compensation cost related to non-vested stock options was $166. The weighted average remaining requisite service period of the non-vested stock options was 1.52 years.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Stock Based Compensation — Continued
A summary of the stock options exercised during the three and six months ended December 31, 2005 and 2004 is presented below:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Total cash received	$261	$53	$264	$118
Income tax benefits	$134	$5	$134	$37
Total grant-date fair value	$148	$30	$150	$66
9. Discontinued Operations
During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture, and the Company sold for $250 certain assets, of its Boiler business segment with a net book value of approximately $110, resulting in a gain on disposal of $140.
The following represents a summary of operating results of the discontinued boiler segment:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—
Cost of goods sold	—	50	—	75

Gross loss	—	(50)	—	(75)
Operating expenses	50	—	50	5

Operating loss	(50)	(50)	(50)	(80)
Income tax benefit	17	17	17	27

Net loss from operations	$(33)	$(33)	$(33)	$(53)

Diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The current and non-current assets and liabilities of the discontinued boiler segment are as follows:

	December 31,	June 30,
	2005	2005
Assets
Equipment — net of accumulated depreciation of $11 at December 31, 2005 and June 30, 2005.	$9	$9

Total assets of discontinued operations	$9	$9

Liabilities
Product warranties and other reserves	$101	$106

Total current liabilities of discontinued operations	$101	$106

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Comprehensive Loss
Comprehensive loss is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss from continuing operations	$(792)	$(464)	$(1,481)	$(573)
Net loss from discontinued operations	(33)	(33)	(33)	(53)
Foreign currency translation adjustment	(21)	129	(59)	120

Comprehensive loss	$(846)	$(368)	$(1,573)	$(506)

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

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss from continuing operations	$(792)	$(464)	$(1,481)	$(573)
Loss from discontinued operations	(33)	(33)	(33)	(53)

Net loss	$(825)	$(497)	$(1,514)	$(626)

Basic weighted average common shares outstanding	3,045	3,030	3,041	3,022
Effect of dilutive options	—	—	—	—

Diluted weighted average common shares outstanding	3,045	3,030	3,041	3,022

BASIC LOSS PER SHARE
Loss from continuing operations	$(0.26)	$(0.15)	$(0.49)	$(0.19)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

Net loss per share	$(0.27)	$(0.16)	$(0.50)	$(0.21)

DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.26)	$(0.15)	$(0.49)	$(0.19)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

Net loss per share	$(0.27)	$(0.16)	$(0.50)	$(0.21)

Diluted weighted average common shares outstanding excluded 211 and 208 outstanding stock options for the three and six months ended December 31, 2005 and 2004, respectively, because their impact would be anti-dilutive.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
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
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit for the three and six months ended December 31, 2005 and 2004 are presented below. Note that the Company does not allocate general and administrative expenses (“unallocated overhead”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

		Separation	General &
	Environmental	Filtration	Administrative
	Systems	Systems	Expenses	Consolidated
Three months ended December 31, 2005

Net revenues from customers	$3,629	$7,905		$11,534
Segment profit (loss)	272	489	(2,087)	(1,326)

Three months ended December 31, 2004

Net revenues from customers	$4,987	$5,857		$10,844
Segment profit (loss)	1,210	(559)	(1,357)	(706)

Six months ended December 31, 2005

Net revenues from customers	$6,895	$16,281		$23,176
Segment profit (loss)	(9)	755	(3,225)	(2,479)

Six months ended December 31, 2004

Net revenues from customers	$8,977	$13,085		$22,062
Segment profit (loss)	1,274	166	(2,412)	(972)

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Industry Segment and Geographic Information
The Company attributes revenues from external customers to individual geographic sales offices based on the country where the sale originated. Information about the Company’s operations in different geographic offices as of and for the three and six months ended December 31, 2005 and December 31, 2004 is as follows:

	United	United
	States	Kingdom	Eliminations	Consolidated
Three months ended December 31, 2005

Net sales to unaffiliated customers	$8,537	$2,997	$—	$11,534
Transfers between geographic areas	179	—	(179)	—

Total	$8,716	$2,997	$(179)	$11,534

Identifiable long-lived assets	$3,062	$54	$—	$3,116

Three months ended December 31, 2004

Net sales to unaffiliated customers	$9,619	$1,225	$—	$10,844
Transfers between geographic areas	(79)	—	79	—

Total	$9,540	$1,225	$79	$10,844

Identifiable long-lived assets	$2,866	$83	$—	$2,949

Six months ended December 31, 2005

Net sales to unaffiliated customers	$17,881	$5,295	$—	$23,176
Transfers between geographic areas	210	—	(210)	—

Total	$18,091	$5,295	$(210)	$23,176

Identifiable long-lived assets	$3,062	$54	$—	$3,116

Six months ended December 31, 2004

Net sales to unaffiliated customers	$18,600	$3,462	$—	$22,062
Transfers between geographic areas	681	—	(681)	—

Total	$19,281	$3,462	$(681)	$22,062

Identifiable long-lived assets	$2,866	$83	$—	$2,949

Transfers between the geographic offices primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.
Identifiable long-lived assets of geographic offices are those assets related to the Company’s operations in each office.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Lines of Credit
On October 31, 2003, the Company entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of the Company’s domestic assets. At December 31, 2005, the applicable rate was Euro plus 1.75% (6.22%).
At December 31, 2005, the Company had approximately $3.9 million outstanding under stand-by letters of credit and no loans outstanding, leaving a maximum availability under the credit facility of approximately $8.6 million (actual availability at December 31, 2005 approximately $5.4 million). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of December 31, 2005, the Company was in compliance with all financial and other covenants under the credit facility.
In addition, the Company’s UK subsidiary had a £2.6 million (approximately $4.5 million) debenture agreement used to facilitate the issuances of bank guarantees. At December 31, 2005, this facility was secured by substantially all of the UK subsidiary assets, and was backed by a Peerless stand-by letter of credit of £1.4 million (approximately $2.5 million, which is included in the $3.9 million outstanding under the Company’s $12.5 million revolving credit facility described above). At December 31, 2005, there was approximately £2.4 million (approximately $4.2 million) outstanding under this facility, leaving approximately £200,000 availability.
15. Supplemental cash flow Information
Net cash flows from operating activities reflect cash payments for income taxes as follows:

	Three months ended		Six months ended
	December 31.		December 31.
	2005	2004	2005	2004
Income taxes paid (received)	$(150)	$150	$(150)	$660

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We desire to avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 35 of this Report.
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
Environmental Systems. This business segment represented approximately 40.7% and 29.8% of our first six months fiscal 2005 and 2006 revenues, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instrumentation, controls and related valves and piping.
Separation Filtration Systems. This business segment represented approximately 59.3% and 70.2% of our first six months fiscal 2005 and 2006 revenues, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
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
FOR THE PERIOD ENDED DECEMBER 31, 2005
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
Deferred Tax Asset – Valuation Allowance. We have a significant amount of net deferred tax assets, which consist principally of (1) a subsidiary State net operating loss carry-forward and (2) temporary differences in the tax and book basis of certain assets and liabilities. The State net operating loss carry-forward expires, if unused, as follows: $365,000 in 2006; $3.3 million in 2007; $2.1 million in 2008; $1.9 million in 2009; and, $210,000 in 2010. Based on evaluations performed by us in the quarter ended June 30, 2005, we determined that it is more likely than not, that insufficient taxable income will be generated by the subsidiary to fully utilize the state operating loss carry-forward prior to expiration, and we have accordingly recorded a valuation allowance to reduce the corresponding deferred tax asset to its anticipated net realizable value (see Note M of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended June 30, 2005). As actual future factors or conditions may vary from those projected by us, adjustments to our valuation allowance may be required.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Results of Operations
The following table displays our statements of operations as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.7	72.9	76.3	72.1

Gross profit	27.3	27.1	23.7	27.9
Operating expenses	38.8	33.6	34.4	32.3

Operating loss	(11.5)	(6.5)	(10.7)	(4.4)
Other income	1.1	—	1.0	0.5

Net loss from continuing operations before income taxes	(10.4)	(6.5)	(9.7)	(3.9)
Income tax benefit	3.5	2.2	3.3	1.3

Net loss from continuing operations	(6.9)	(4.3)	(6.4)	(2.6)

Loss from discontinued operations, net of tax	(0.3)	(0.3)	(0.1)	(0.2)

Net loss	(7.2)%	(4.6)%	(6.5)%	(2.8)%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
Results of Operations — Consolidated
Revenues. The following table displays consolidated revenues (dollars in thousands):

	Three months ended
	December 31,
	2005	% of Total	2004	% of Total
Domestic	$4,962	43.0%	$6,024	55.6%
International	$6,572	57.0%	$4,820	44.4%

Total	$11,534	100.0%	$10,844	100.0%

     For the second quarter of fiscal 2006, revenues increased approximately $690,000, or 6.4%, from approximately $10.8 million in the second quarter of fiscal 2005 to $11.5 million in the second quarter of fiscal 2006. Domestic revenues decreased approximately $1.1 million, or 17.6%, from approximately $6.0 million in the second quarter of fiscal 2005 to $4.9 million in the second quarter of fiscal 2006. International revenues increased approximately $1.8 million, or 36.3%, from $4.8 million in the second quarter of fiscal 2005 to $6.6 million in the second quarter of fiscal 2006. The decline in our domestic revenues is principally related to the decline in our environmental systems equipment sales impacted by customer requested delays in the timing of projects and their subsequent delivery. The increase in our international revenues relates primarily to an increase of gas separation and filtration equipment sales in Canada and Latin America and sales through our European subsidiary,

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
due to an increased demand for natural gas. See Item 2 — “Results of Operations — Segments” of this Report for further discussion.
Gross Profit Margin. The following table displays gross profit margin (dollars in thousands):

	Three months ended
	December 31,
	2005	% of Sales	2004	% of Sales
Selling margin	$3,876	33.6%	$3,358	31.0%
Unabsorbed manufacturing	$(587)	-5.1%	$(467)	-4.3%
Warranty and start up costs	$(143)	-1.2%	$48	0.4%

Gross profit margin	$3,146	27.3%	$2,939	27.1%

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
     For the second quarter of fiscal 2006, our gross profit margin increased approximately $207,000, or 7.0%, from $2.9 million in the second quarter of fiscal 2005 to $3.1 million in the second quarter of fiscal 2006. Our gross profit, as a percentage of sales, increased from 27.1% in the second quarter of fiscal 2005 to 27.3% in the second quarter of fiscal 2006. Our selling margin (our margin before the allocation of our unabsorbed manufacturing overhead and start-up and warranty costs), as a percentage of sales, increased from 31.0% in the second quarter of fiscal 2005 to 33.6% in the second quarter of fiscal 2006. The increase in our selling margin during the period can be attributed to a continued shift in the composition of our sales (see Segment Profit — following for further discussion). In addition, our gross profit margin during the period was impacted by an increase in our unabsorbed manufacturing costs, which increased, as a percentage of sales, from 4.3% in the second quarter of fiscal 2005 to 5.1% in the second quarter of fiscal 2006, and an increase in our start-up and warranty costs, which increased, as a percentage of sales approximately 1.6% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The increase in our unabsorbed manufacturing costs was related to the decrease in our domestic sales volume that is produced in our plants. The increase in our start-up and warranty costs was related to higher than anticipated start-up costs associated with commissioning certain Environmental Systems projects and certain Separation Filtration Systems (see Segment Profit — following for further discussion).

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Operating Expenses. The following table displays operating expenses (dollars in thousands):

		Three months ended
		December 31,
	2005	% of Sales	2004	% of Sales
Sales and marketing	$1,565	13.6%	$1,407	13.0%
Engineering & project management	820	7.1%	881	8.1%
General and administrative	2,087	18.1%	1,357	12.5%

Total operating expenses	$4,472	38.8%	$3,645	33.6%

     For the second quarter of fiscal 2006, our operating expenses from continuing operations increased by approximately $827,000, or 22.7% when compared to the second quarter of fiscal 2005. These expenses as a percentage of sales increased to 38.8% in the second quarter of fiscal 2006 from 33.6% in the second quarter of fiscal 2005. On a comparative basis, our sales and marketing expenses were approximately $1.5 million in the second quarter of fiscal 2006 compared to approximately $1.4 million in the second quarter of fiscal 2005. Selling commissions in the second quarter of fiscal 2006 increased over the second quarter of fiscal 2005 due to the increased revenues, while selling expenses decreased as a result of cost control monitoring. Our engineering and project management expense decreased to approximately $820,000 in the second quarter of fiscal 2006 from approximately $881,000 in the second quarter of fiscal 2005 and continues to relate to our cost control measures and product standardization activities. Our general and administrative expenses increased approximately $730,000 in the second quarter of fiscal 2006, compared to the second quarter of fiscal 2005, due primarily to a one time charge incurred in connection with a special project and the separation of a former Chief Operating Officer, which expenses, were partially offset by a reduction in the cost of general insurance and a reduction in the provision for bad debt.
Other Income and Expense. The following table displays other income and expenses (dollars in thousands):

		Three months ended
		December 31,
	2005	% of Sales	2004	% of Sales
Foreign exchange gain	$29	0.3%	$4	0.0%
Other income (expense), net	97	0.8%	(1)	0.0%

Total other income	$126	1.1%	$3	0.0%

     For the second quarter of fiscal 2006, other income and expense items increased by approximately $123,000, from income of approximately $3,000 for the second quarter of fiscal 2005 to income of approximately $126,000 for the second quarter of fiscal 2006. This change was primarily due to increased rental income associated with the lease of an inactive warehouse, increased interest income, and a gain on the sale of equipment in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Additionally, our foreign currency exchange gains during the second quarter of fiscal 2006 increased approximately $25,000 compared to the second quarter of fiscal 2005.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Income Taxes.
     Our effective income tax rate for continuing operations was approximately 34% for the second quarter of fiscal years 2005 and 2006.
Net Loss from Continuing Operations. The following table displays net loss from continuing operations (dollars in thousands):

	Three months ended
	December 31,
	2005	% of Sales	2004	% of Sales
Loss from continuing operations	$(792)	-6.9%	$(464)	-4.3%

Basic loss per share	$(0.26)		$(0.15)
Diluted loss per share	$(0.26)		$(0.15)
     Our net loss from continuing operations increased by approximately $328,000, from a loss of approximately $464,000, or (4.3%) of sales, for the second quarter of fiscal 2005, to a loss of $792,000, or (6.9%) of sales, for the second quarter of fiscal 2006 and related primarily to an increase in operating expenses from a one time charge incurred in connection with a special project and the separation of a former Chief Operating Officer, in addition to increased commission expense associated with increased revenues. Basic and diluted loss per share increased from a loss of ($0.15) per share for the second quarter of fiscal 2005, to a loss of ($0.26) per share for the second quarter of fiscal 2006
Discontinued Operations.
     We had a net loss of approximately $33,000 from discontinued operations during the second quarter of fiscal 2005 and the second quarter of fiscal 2006. Our net loss in fiscal 2005 related primarily to costs associated with the start-up and warranty costs of certain boiler projects, while our net loss in fiscal 2006 related primarily to legal expenses associated with adversary proceedings initiated by Enron. The Company has a remaining reserve of approximately $101,000 at December 31, 2005, which reserve was established based on the most current information available and historical experience. While we believe our reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability could differ from our actual costs incurred (see “Critical Accounting Policies — Product Warranties” and Note 6 — “Contingencies” to our Notes to Consolidated Financial Statements of this Report). Basic and diluted loss per share from discontinued operations was ($0.01) per share for the second quarter of fiscal 2005 and the second quarter of fiscal 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Net Loss. The following table displays net loss (dollars in thousands):

	Three months ended
	December 31,
	2005	% of Sales	2004	% of Sales
Net loss	$(825)	-7.2%	$(497)	-4.6%

Basic loss per share	$(0.27)		$(0.16)
Diluted loss per share	$(0.27)		$(0.16)
     Our net loss increased approximately $328,000 from a net loss of $497,000, or (4.6%) of sales, for the second quarter of fiscal 2005, to a net loss of approximately $825,000, or (7.2%) of sales, for the second quarter of fiscal 2006. Basic and diluted loss per share increased from a net loss of ($0.16) per share for the second quarter of fiscal 2005, to a net loss of ($0.27) per share for the second quarter of fiscal 2006.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
Results of Operations — Consolidated
Revenues. The following table displays consolidated revenues (dollars in thousands):

	Six months ended
	December 31,
	2005	% of Total	2004	% of Total
Domestic	$11,533	49.8%	$13,397	60.7%
International	$11,643	50.2%	$8,665	39.3%

Total	$23,176	100.0%	$22,062	100.0%

     For the first six months of fiscal 2006, revenues increased approximately $1.1 million, or 5.0%, from approximately $22.1 million in the first six months of fiscal 2005 to $23.2 million in the first six months of fiscal 2006. Domestic revenues decreased approximately $1.8 million, or 13.9%, from approximately $13.4 million in the first six months of fiscal 2005 to $11.6 million in the first six months of fiscal 2006. International revenues increased approximately $2.9 million, or 34.4%, from $8.7 million in the first six months of fiscal 2005 to $11.6 million in the first six months of fiscal 2006. The decline in our domestic revenues is principally related to the decline in our separation and filtration equipment and environmental system sales impacted by customer requested delays in the timing of projects and their subsequent delivery, combined with increased market challenges. The increase in our international revenues relates primarily to an increase of gas separation and filtration equipment sales in Canada and Latin American, and sales through our European subsidiary, due to an increased demand for natural gas. See Item 2 — “Results of Operations — Segments” of this Report for further discussion.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Gross Profit Margin. The following table displays gross profit margin (dollars in thousands):

	Six months ended
	December 31,
	2005	% of Sales	2004	% of Sales
Selling margin	$7,498	32.3%	$7,154	32.4%
Unabsorbed manufacturing	$(1,233)	-5.3%	$(808)	-3.6%
Warranty and start up costs	$(766)	-3.3%	$(192)	-0.9%

Gross profit margin	$5,499	23.7%	$6,154	27.9%

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
     For the first six months of fiscal 2006, our gross profit margin decreased approximately $655,000, or 10.6%, from $6.2 million in the first six months of fiscal 2005 to $5.5 million in the first six months of fiscal 2006. Our gross profit, as a percentage of sales, decreased from 27.9% in the first six months of fiscal 2005 to 23.7% in the first six months of fiscal 2006. Our selling margin (our margin before the allocation of our unabsorbed manufacturing overhead and start-up and warranty costs), as a percentage of sales, remained relatively constant at 32.3% during the first six months of fiscal 2006, compared to 32.4% during the first six months of fiscal 2005. Our gross profit margin during the period was impacted by an increase in our unabsorbed manufacturing costs, which increased, as a percentage of sales, from 3.6% in the first six months of fiscal 2005 to 5.3% in the first six months of fiscal 2006, and an increase in our start-up and warranty costs, which increased, as a percentage of sales, from 0.9% in the first six months of fiscal 2005 to 3.3% in the first six months of fiscal 2006. The increase in our unabsorbed manufacturing costs was related to the decrease in our domestic sales volume that is produced in our plants.. The increase in our start-up and warranty costs was related to higher than anticipated start-up costs associated with commissioning certain Environmental Systems projects and certain Separation Filtration Systems (see Segment Profit — following for further discussion).
Operating Expenses. The following table displays operating expenses (dollars in thousands):

	Six months ended
	December 31,
	2005	% of Sales	2004	% of Sales
Sales and marketing	$3,107	13.4%	$2,882	13.1%
Engineering & project management	1,646	7.1%	1,832	8.3%
General and administrative	3,225	13.9%	2,412	10.9%

Total operating expenses	$7,978	34.4%	$7,126	32.3%

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
     For the first six months of fiscal 2006, our operating expenses from continuing operations increased by approximately $852,000, or 12.0%, when compared to the first six months of fiscal 2005. These expenses as a percentage of sales increased from 32.3% in the first six months of fiscal 2005 to 34.4% in the first six months of fiscal 2006. On a comparative basis, our sales and marketing expenses were approximately $2.9 million during the first six months of fiscal 2005 and approximately $3.1 million the first six months of fiscal 2006. Selling commissions in the first six months of fiscal 2006 increased over the first six months of fiscal 2005 due to the increased revenues, while selling expenses decreased as a result of cost control monitoring. Our engineering and project management expense decreased from $1.8 million in the first six months of fiscal 2005 to $1.6 million in the first six months of fiscal 2006 due primarily to our cost control measures and product standardization activities. Our general and administrative expenses increased approximately $813,000 in the first six months of fiscal 2006, compared to the first six months of fiscal 2005, due primarily to a one time charge incurred in connection with a special project and the separation of a former Chief Operating Officer, which expenses, were partially offset by a reduction in our cost of general insurance and a reduction in our provision for bad debt.
Other Income. The following table displays other income (dollars in thousands):

	Six months ended
	December 31,
	2005	% of Sales	2004	% of Sales
Foreign exchange gain	$57	0.2%	$65	0.3%
Other income, net	182	0.8%	39	0.2%

Total other income	$239	1.0%	$104	0.5%

     For the first six months of fiscal 2006, other income and expense items increased by approximately $135,000, from income of approximately $104,000 for the first six months of fiscal 2005 to income of approximately $239,000 for the first six months of fiscal 2006. This change was primarily due to increased rental income associated with the lease of an inactive warehouse and increased interest income in the first six months of fiscal 2006 compared to the first six months of fiscal 2005, which increase, was partially offset by a decrease in our foreign currency exchange gains during the first six months of fiscal 2006 compared to the first six months of fiscal 2005.
Income Taxes.
     Our effective income tax rate for continuing operations was approximately 34% for the first six months of fiscal years 2005 and 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Net Loss from Continuing Operations. The following table displays net loss from continuing operations (dollars in thousands):

	Six months ended
	December 31,
	2005	% of Sales	2004	% of Sales
Loss from continuing operations	$(1,481)	-6.4%	$(573)	-2.6%

Basic loss per share	$(0.49)		$(0.19)
Diluted loss per share	$(0.49)		$(0.19)
     Our net loss from continuing operations increased by approximately $908,000, from a loss of approximately $573,000, or (2.6%) of sales, for the first six months of fiscal 2005, to a loss of $1.5 million, or (6.4%) of sales, for the first six months of fiscal 2006 and related primarily to an increase in operating expenses from a one time charge incurred in connection with a special project and the separation of a former Chief Operating Officer, in addition to increased commission expense associated with increased revenues. Basic and diluted loss per share increased from a loss of ($0.19) per share for the first six months of fiscal 2005, to a loss of ($0.49) per share for the first six months of fiscal 2006.
Discontinued Operations.
     We had a net loss of approximately $53,000 from discontinued operations during the first six months of fiscal 2005 compared to a net loss of approximately $33,000 from discontinued operations for the first six months of fiscal 2006. Our net loss in fiscal 2006 related primarily to legal expenses associated with adversary proceedings initiated by Enron, while our net loss in fiscal 2005 related primarily to costs associated with the start-up and warranty costs of certain boiler projects. The Company has a remaining reserve of approximately $101,000 at December 31, 2005, which reserve was established based on the most current information available and historical experience. While we believe our reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability could differ from our actual costs incurred (see “Critical Accounting Policies — Product Warranties” and Note 6 — “Contingencies” to our Notes to Consolidated Financial Statements of this Report). Basic and diluted loss per share from discontinued operations was ($0.02) per share for the first six months of fiscal 2005, compared to a loss of ($0.01) per share for the first six months of fiscal 2006.
Net Loss. The following table displays net loss (dollars in thousands):

	Six months ended
	December 31,
	2005	% of Sales	2004	% of Sales
Net loss	$(1,514)	-6.5%	$(626)	-2.8%

Basic loss per share	$(0.50)		$(0.21)
Diluted loss per share	$(0.50)		$(0.21)
     Our net loss increased approximately $888,000 from a net loss of $626,000, or (2.8%) of sales, for the first six months of fiscal 2005, to a net loss of approximately $1.5 million, or (6.5%) of sales, for the first six months of fiscal 2006. Basic and diluted loss per share increased from a net loss of ($0.21) per share for the first six months of fiscal 2005, to a net loss of ($0.50) per share for the first six months of fiscal 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Results of Operations — Segments
     Currently we are organized along two lines of business: Environmental Systems and Separation Filtration Systems.
     Environmental Systems. This business segment represented approximately 46.0% and 31.5% of our revenues for the second quarter of fiscal 2005 and fiscal 2006, respectively. This business segment represented approximately 40.7% and 29.8% of our revenues for the first six months of fiscal 2005 and fiscal 2006, respectively. The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These systems are totally integrated, complete with instruments, controls and related valves and piping.
     Separation Filtration Systems. This business segment represented approximately 54.0% and 68.5% of our revenues for the second quarter of fiscal 2005 and fiscal 2006, respectively. This business segment represented approximately 59.3% and 70.2% of our revenues for the first six months of fiscal 2005 and fiscal 2006, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems.
Revenue. The following table displays revenues by reportable segment (dollars in thousands):

	Three months ended				Six months ended
	December 31,				December 31,
	2005	%	2004	%	2005	%	2004	%
Environmental Systems	$3,629	31.5%	$4,987	46.0%	$6,895	29.8%	$8,977	40.7%
Separation Filtration Systems	7,905	68.5%	5,857	54.0%	16,281	70.2%	13,085	59.3%

Total	$11,534	100.0%	$10,844	100.0%	$23,176	100.0%	$22,062	100.0%

Revenues from Environmental Systems decreased by approximately $1.4 million, or 27.2%, in the second quarter of fiscal 2006, from approximately $5.0 million in the second quarter of fiscal 2005 to $3.6 million in the second quarter of fiscal 2006. Revenues from Environmental Systems decreased by approximately $2.1 million, or 23.2%, in the first six months of fiscal 2006, from approximately $9.0 million in the first six months of fiscal 2005 to $6.9 million in the first six months of fiscal 2006. Our Environmental Systems segment continues to be impacted by the lack of new power plant construction, compliance strategy uncertainties at existing facilities, and competition. While we have seen a decline in our Environmental Systems sales over the past several years, we expect the increasing demand for energy and shrinking electricity generation reserves to result in new power plant construction which will likely require NOx reduction equipment. In addition, as compliance deadlines to air regulations come into effect over the next three to five years, we would expect that spending for NOx reduction systems will increase as compliance strategies at existing facilities

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
become more certain. We continue to see a steady increase to our proposal levels, particularly for our products in new power related projects in selected domestic regions, as well as international regions, and anticipated compliance projects (see Market Outlook following for further discussion).
     Separation Filtration Systems revenues increased by approximately $2.0 million, or 35.0%, in the second quarter of fiscal 2006, from approximately $5.9 million in the second quarter of fiscal 2005 to $7.9 million in the second quarter of fiscal 2006. Revenues from Separation Filtration Systems increased by approximately $3.2 million, or 24.4%, in the first six months of fiscal 2006, from approximately $13.1 million in the first six months of fiscal 2005 to $16.3 million in the first six months of fiscal 2006. We saw our domestic Separation Filtration Systems revenues decrease by approximately $333,000 or 14.1% in the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005. Our international revenues increased approximately $2.4 million, or 68.0% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. We saw our domestic Separation Filtration Systems revenues decrease by approximately $910,000 or 14.6% in the first six months of fiscal 2006 when compared to the first six months of fiscal 2005. Our international revenues increased approximately $4.1 million, or 60.1% in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. The decrease in our domestic revenues, during fiscal 2006, is attributed primarily to a decrease in the sales of our gas separation and filtration products, which we believe is due to a decline in domestic fuel gas conditioning system projects that are used in new gas-fired power plants. The increase in our international revenues in fiscal 2006 related primarily to increased sales of our gas separation and filtration products into Canada and Latin America and sales by our European subsidiary.
Segment Profit. The following table displays profit by reportable segment (dollars in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Environmental Systems	$272	$1,210	$(9)	$1,274
Separation Filtration Systems	489	(559)	755	166

Total	761	651	746	1,440
General and administrative expenses	(2,087)	(1,357)	(3,225)	(2,412)

Operating loss	$(1,326)	$(706)	$(2,479)	$(972)

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
     Environmental Systems. Environmental Systems segment profit in the second quarter of fiscal 2006 decreased approximately $938,000 compared to the second quarter of fiscal 2005. As a percentage of Environmental Systems revenue, segment profit in Environmental Systems was approximately 7.5% in the second quarter of fiscal 2006 and approximately 24.3% in the second quarter of fiscal 2005. Environmental Systems segment profit in the first six months of fiscal 2006 decreased approximately $1.3 million compared to the first six months of fiscal 2005. As a percentage of Environmental Systems revenue, segment profit in Environmental Systems was approximately

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
(0.1%) in the first six months of fiscal 2006 and approximately 14.2% in the first six months of fiscal 2005.The major impacts to Environmental Systems segment profit related primarily to the following:
1.	Decrease in selling margin. Our selling margin decreased by approximately 5.0% of sales in the first six months of fiscal 2006, compared to the first six months of fiscal 2005. This decrease is primarily attributable to an adjustment in the second quarter of fiscal 2005 related primarily to certain control deficiencies discovered by management. See Part II, Item 9A – “Controls and Procedures” of our Annual Report on Form 10-K for the year ended June 30, 2005 for further discussion regarding the control deficiency. The decrease in selling margin is also attributable to increased competitive market conditions, combined with increased cost of component parts.

2.	Start-up and warranty expenses, as percentage of sales. Actual start-up and warranty expenses were approximately $429,000, or 6.2% of revenue in the first six months of fiscal 2006 compared to $146,000, or 1.6% of revenue in the first six months of fiscal 2005. The increase in expense during fiscal 2006 relates predominately to the operation of mechanical equipment outside the customary operating parameters. The solution required changes to the operating procedures to ensure the problem does not recur. Although not all of the units installed in these unique operating conditions have failed, the modified operating procedures will be circulated to all installed systems to ensure the project owners are aware of the potential risk of future claims that may not fall within our warranty period.

3.	Operational expenses, as a percentage of sales. As part of our on-going cost control monitoring, our operational expenses have continued to decline from approximately $1.8 million in the first six months of fiscal 2005, to $1.5 million in the first six months of fiscal 2006. However, due to declines in this segment’s revenue that exceeded its expense reductions over these periods, expenses, as a percentage of sales, have actually increased from 20.1% in the first six months of fiscal 2005, to 22.3% in the first six months of fiscal 2006.
     Separation Filtration Systems. Separation Filtration Systems segment profit in the second quarter of fiscal 2006 increased approximately $1.0 million compared to the second quarter of fiscal 2005. As a percentage of Separation Filtration Systems revenue, segment profit in Separation Filtration Systems was approximately (9.5%) in the second quarter of fiscal 2005 and approximately 6.2% in the second quarter of fiscal 2006. Separation Filtration Systems segment profit in the first six months of fiscal 2006 increased approximately $589,000 compared to the first six months of fiscal 2005. As a percentage of Separation Filtration Systems revenue, segment profit in Separation Filtration Systems was approximately 1.3%, in the first six months of fiscal 2005 and approximately 4.6% in the first six months of fiscal 2006.The changes in the Separation Filtration Systems segment profit related primarily to the following:
1.	Increase in selling margin. Our selling margin increased by approximately 3.4% of sales in the first six months of fiscal 2006, compared to the first six months of fiscal 2005. This increase is primarily attributable to an adjustment in the second quarter of fiscal 2005 related to certain control deficiencies discovered by management. See Part II, Item 9A – “Controls and Procedures” of our Annual Report on Form 10-K for the year ended June 30, 2005 for further discussion regarding the control deficiency.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005

2.	Operational expenses, as a percentage of sales. As part of our on-going cost control monitoring, our operational expenses, as a percentage of sales, have continued to decline. As a percentage of sales, operational expenses have decreased from 22.2% in the first six months of fiscal 2005, to 19.7% in the first six months of fiscal 2006.

3.	Start-up and warranty expenses, as a percentage of sales. Actual start-up and warranty expenses were approximately $337,000, or 2.1% of revenue in the first six months of fiscal 2006 compared to approximately $46,000, or 0.4% of revenue in the first six months of fiscal 2005. The increase in expense during the first six months of fiscal 2006 is predominantly attributable to a specific mechanical component failure supplied to operate in high temperature conditions.
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
     Separation Filtration Systems. The strong worldwide energy demand is creating renewed opportunities for our separation and filtration products around the world. New pipelines, gas processing facilities, chemical and petrochemical processing plants, and LNG plants and terminals are driving growth of this business segment. The domestic and international markets for our separation products continues to remain strong, as nuclear power plants continue to invest in life extension and power up-rate projects, in connection with their license renewals. The construction of new nuclear power plants in China, Europe and South Korea are also creating opportunities for our nuclear steam dryers.
Contingencies
     On March 19, 2004, we received notice that an adversary proceeding was initiated by Enron Corp. and National Energy Production Corporation in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO Industries. The plaintiffs allege that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and are seeking to recover approximately $1 million from ABCO. We believe that all, or at least a majority, of the payments may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
that may negate any recovery by the plaintiffs. We intend to defend vigorously against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.
     On April 25, 2005, we received notice that we may have received preferential transfers amounting to approximately $900,000 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that all, or at least a majority, of the payments received may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to defend vigorously against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or its results of operations.
Backlog
     The Company’s backlog of unfilled orders was approximately $47 million at December 31, 2005 and approximately $34 million at both June 30, 2005 and December 31, 2004. Of the backlog at December 31, 2005, a significant percentage is anticipated to be completed during fiscal 2006. We have received significant awards in each of our business segments. Domestic and international market demand for our separation and filtration products continues to improve. The slow growth in gas turbine-based power plant construction within the United States together with intensified competition continues to create challenges for our Environmental Systems business. See Item 2 — “Management’s Discussion and Analysis of Financial and Results of Operations — Market Outlook” for additional discussion on factors affecting our backlog and our future expectations.
Financial Position
     Assets. Total assets increased by approximately $1.8 million, or 4.5%, from $39.8 million at June 30, 2005, to approximately $41.6 million at December 31, 2005. We held cash and cash equivalents of approximately $7.5 million, had working capital of approximately $19.3 million, and a current liquidity ratio of approximately 2.1-to-1.0 at December 31, 2005. This compares with cash and cash equivalents of $8.3 million, $20.3 million in working capital, and a current liquidity ratio of 2.3-to-1.0 at June 30, 2005. The relative stability of our assets and our liquidity ratio during the first six months of fiscal 2006 resulted primarily from the Company’s ability to properly manage short-term assets while experiencing a net loss, combined with our increased backlog and demand for material purchases.
     Liabilities and Shareholders’ Equity. Total liabilities increased by approximately $2.9 million, or 18.7%, from $15.4 million at June 30, 2005 to $18.3 million at December 31, 2005. This increase in liabilities related primarily to an increase in our accounts payable of approximately $1.0 million, an increase in our billings in excess of costs and earnings on uncompleted contracts of approximately $1.6 million, and an increase in other accrued liabilities of approximately $283,000. See “Liquidity and Capital Resources” of Item 2 of this Report for further discussion. The decrease in our equity of approximately $1.1 million, or 4.5%, from $24.3 million at June 30, 2005 to $23.2 million at December 31, 2005 resulted primarily from our loss during the period, partially offset by increase in capital from the exercise of stock options during the second quarter of fiscal 2006. Our debt (total liabilities)-to-equity ratio increased from .64-to-1.0 at June 30, 2005 to .79-to-1.0 at

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
December 31, 2005, reflecting a 18.7% increase in our liabilities and a 4.5% decrease in our equity during the period.
Liquidity and Capital Resources
     Our cash and cash equivalents were $7.5 million as of December 31, 2005, compared to $8.3 million at June 30, 2005. Cash used in operating activities during the first six months of fiscal year 2006 was approximately $1.1 million, compared to cash provided by operating activities during the first six months of fiscal 2005 of approximately $3.3 million.
     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At December 31, 2005, the balance of these working capital accounts was approximately $8.1 million compared to approximately $11.1 million at June 30, 2005, reflecting a decrease of our investment in these working capital items of approximately $3.0 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first six months of fiscal 2006, several large projects were in the early stages of production and the milestones for billing had not been achieved. Additionally, several large projects were finalized and shipped, which resulted in a decrease in our investment in these working capital accounts. During the first six months of fiscal 2006, funds were consumed by our operating loss and consumed by an increase in material purchases, while funds were provided by an overall increase in our accrued expenses and other payables.
     Cash provided investing activities was approximately $3,000 for the first six months of fiscal year 2006, compared to cash used by investing activities of approximately $231,000 for the first six months of fiscal 2005. Cash provided during the first six months of fiscal 2006 related primarily to net cash from the sale and purchase of company vehicles. The use of cash during the first six months of fiscal 2005 related primarily to capital refurbishments of our Denton and Abilene, Texas manufacturing facilities.
     Cash provided by financing activities was approximately $398,000 and $155,000 during the first six months of fiscal 2006 and 2005, respectively, and related to the proceeds from the issuance of common stock pursuant to employee stock options and the corresponding excess tax benefits associated with the stock option transactions.
     Cash used by our discontinued operations during the first six months of fiscal 2006 was approximately $38,000, compared to cash used from discontinued operations of approximately $93,000 in the first six months of fiscal 2005.
     As a result of the above factors, our cash and cash equivalents during the first six months of fiscal year 2006 decreased by approximately $756,000, compared to an increase of approximately $3.1 million in the first six months of fiscal 2005.
     On October 31, 2003, the Company entered into a $12.5 million revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
substantially all of the Company’s domestic assets. At December 31, 2005, the applicable rate was Euro plus 1.75% (6.22%). At December 31, 2005, the Company had approximately $3.9 million outstanding under stand-by letters of credit and no loans outstanding, leaving a maximum availability under the credit facility of approximately $8.6 million (actual availability at December 31, 2005 approximately $5.4 million). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of December 31, 2005, the Company was in compliance with all financial and other covenants under the credit facility.
     In addition, the Company’s UK subsidiary had a £2.6 million (approximately $4.5 million) debenture agreement used to facilitate the issuances of bank guarantees. At December 31, 2005, this facility was secured by substantially all of the UK subsidiary assets, and was backed by a Peerless stand-by letter of credit of £1.4 million (approximately $2.5 million, which is included in the $3.9 million outstanding under the Company’s $12.5 million revolving credit facility described above). At December 31, 2005, there was approximately £2.4 million (approximately $4.2 million) outstanding under this facility, leaving approximately £200,000 availability.
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
FOR THE PERIOD ENDED DECEMBER 31, 2005
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
     The majority of our contracts are on a fixed-priced basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to: (1) increases in cost or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Examples of unanticipated costs that we cannot pass on to our customers include costs associated with the volatile nature of steel prices and the payment of liquidated damages under fixed contracts. Such costs would negatively impact our

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
profits. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
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
     During the first six months of fiscal 2005 and fiscal 2006 revenue outside the United States represented approximately 39.3% and 50.2% of our consolidated revenues, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, government sanctions, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States and from time-to-time may impact our ability to ship our products and collect our receivables.
Our financial performance may vary significantly from period to period, making it difficult to estimate future revenue.
     Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our Environmental Systems and Marine/Nuclear contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects them to many factors beyond our control. In addition, these contracts are significantly larger in size than our typical Separation Filtration Systems contracts, which tends to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in one period may not be indicative of our future performance. See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
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
FOR THE PERIOD ENDED DECEMBER 31, 2005
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
FOR THE PERIOD ENDED DECEMBER 31, 2005
The terms and conditions of our credit facility impose restrictions on our operations. We may not be able to raise additional capital, if needed.
     The terms and conditions of our current $12.5 million revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. The availability of our credit facility is also subject to certain financial covenants, including a prohibition against consecutive quarterly losses. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of December 31, 2005 we were in compliance with all financial and other covenants of our credit facility.
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
FOR THE PERIOD ENDED DECEMBER 31, 2005
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United Stated dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivative transactions outstanding as of December 31, 2005.
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
     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Registrant’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     During the quarter ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Company to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2008. That report is to include an

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
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
Items 2, 3, and 5 are not applicable and have been omitted.
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of securities holders at the Annual Meeting of Shareholders held on December 8, 2005. A total of 2,934,888 shares (approximately 96.7% of all shares entitled to vote) were represented by proxy or ballot at the meeting.
     The shareholders’ elected Bernard S. Lee and Joseph V. Mariner, Jr. as Class II Directors for a three-year term expiring at the annual meeting of shareholders in 2008, or until their successors are elected and qualified, with 2,929,676 votes for, no votes against, and with 5,212 votes abstaining. Additional directors, whose term of office as directors continued after the meeting were, R. Clayton Mulford, Donald A. Sillers, Jr. and Sherrill Stone.
     In addition, the shareholders’ ratified the selection of Grant Thornton LLP to serve as the Company’s independent accountants for the fiscal year ending June 30, 2006 with 2,928,476 votes for, 3,090 votes against, and with 3,322 votes abstaining.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2005
Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q (file No. 0-5214) for the fiscal quarter ended December 31, 1997, and incorporated herein by reference).

3(b)	Bylaws, as amended to date (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, and incorporated herein by reference).

4(a)	Rights Agreement dated May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A (file No. 0-5214), dated May 22, 1997, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement dated August 23, 2001, between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 2 to our Registration Statement on Form 8-A dated August 30, 2001, and incorporated herein by reference).

10(a)	Employment Agreement dated October 31, 2005, by and between Peerless Mfg. Co. and Peter J. Burlage. *

10(b)	Agreement dated October 18, 2005, by and between Peerless Mfg. Co. and Henry G. Schopfer, III. *

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer. *

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer. *

32(a)	Section 1350 Certification of Chief Executive Officer. **

32(b)	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith

**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.
Date: February 14, 2006	/s/ Sherrill Stone
Sherrill Stone
Chairman and Chief Executive Officer

Date: February 14, 2006	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)