Form 10-Q
period 2006-03-31
PEERLESS MANUFACTURING CO
filed 2006-05-15
CIK 76954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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
          Yes ☐  No ☑
As of May 12, 2006, there were 3,101,809 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006

Page
Number
PART I:FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and June 30, 2005	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2006 and 2005	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005.	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	41

SIGNATURES	42
Employment Agreement - Sean P. McMenamin
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer Pursuant to Section 1350
Certification of Chief Financial Officer Pursuant to Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,343	$8,277
Accounts receivable — principally trade — net of allowance for uncollectible accounts of $262 at March 31, 2006 and $352 at June 30, 2005	13,260	11,613
Inventories, net	5,704	3,297
Costs and earnings in excess of billings on uncompleted contracts	10,709	10,140
Deferred income taxes	1,163	1,163
Other — net	1,949	1,206

Total current assets	39,128	35,696

Property, plant and equipment — net	3,018	3,315
Other assets	876	784
Other assets of discontinued operations	9	9

	$43,031	$39,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable — trade	$11,648	$8,572
Billings in excess of costs and earnings on uncompleted contracts	2,395	2,081
Commissions payable	1,023	762
Product warranties	742	845
Accrued liabilities and other	2,544	3,058
Liabilities of discontinued operations	220	106

Total current liabilities	18,572	15,424

Deferred income taxes	90	90

Shareholders’ equity
Common stock	3,102	3,036
Additional paid-in capital	2,945	2,114
Other	(48)	171
Retained earnings	18,370	18,969

Total shareholders’ equity	24,369	24,290

Total liabilities and shareholders’ equity	$43,031	$39,804

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$18,121	$12,999	$41,297	$35,061
Cost of goods sold	12,778	9,155	30,455	25,063

Gross profit	5,343	3,844	10,842	9,998
Operating expenses
Sales and marketing	1,662	1,558	4,769	4,440
Engineering and project management	914	892	2,560	2,724
General and administrative	1,314	1,200	4,539	3,612

	3,890	3,650	11,868	10,776

Operating income (loss)	1,453	194	(1,026)	(778)

Other income (expense)
Foreign exchange gain (loss)	(24)	3	33	68
Other income — net	87	53	269	92

	63	56	302	160

Earnings (loss) from continuing operations before income taxes	1,516	250	(724)	(618)
Income tax benefit (expense)	(513)	(45)	246	250

Net earnings (loss) from continuing operations	1,003	205	(478)	(368)

Discontinued operations
Loss from discontinued operations	(133)	—	(183)	(80)
Income tax benefit	45	—	62	27

Net loss from discontinued operations	(88)	—	(121)	(53)

Net earnings (loss)	$915	$205	$(599)	$(421)

BASIC EARNINGS (LOSS) PER SHARE *
Earnings (loss) from continuing operations	$0.32	$0.07	$(0.16)	$(0.12)
Loss from discontinued operations	(0.03)	$—	(0.04)	(0.02)

Basic earnings (loss) per share	$0.30	$0.07	$(0.20)	$(0.14)

DILUTED EARNINGS (LOSS) PER SHARE *
Earnings (loss) from continuing operations	$0.32	$0.07	$(0.16)	$(0.12)
Loss from discontinued operations	(0.03)	$—	(0.04)	(0.02)

Diluted earnings (loss) per share	$0.29	$0.07	$(0.20)	$(0.14)

*	Certain earnings (loss) per share amounts may not total due to rounding
See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — Unaudited)

	Nine months ended March 31,
	2006	2005
		(Revised)
Cash flows from operating activities:
Net loss	$(599)	$(421)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	496	487
Provision for bad debts	218	268
Provision for warranty expense	216	419
Inventory valuation reserve	130	37
Foreign exchange gain	(33)	(68)
Gain on sale of property	(22)	—
Stock based compensation	94	—
Other	19	70

Changes in operating assets and liabilities:
Accounts receivable	(1,879)	4,003
Inventories	(2,539)	(1,010)
Costs and earnings in excess of billings on uncompleted contracts	(572)	2,094
Other current assets	(596)	(488)
Other assets	(92)	62
Accounts payable	3,067	(795)
Billings in excess of costs and earnings on uncompleted contracts	314	2,124
Commissions payable	261	(107)
Product warranties	(319)	(359)
Excess tax benefits from stock-based payment arrangements	(145)	(43)
Income taxes payable	—	(524)
Accrued liabilities and other	(521)	(178)

Net cash provided by (used in) operating activities:	(2,502)	5,571

Cash flow from investing activities:
Purchases of property and equipment	(209)	(347)
Proceeds from the sale of equipment	32	—

Net cash used in investing activities of continuing operations	(177)	(347)
Cash flows from financing activities:
Proceeds from sale of common stock	485	140
Excess tax benefits from stock-based payment arrangements	145	43

Net cash provided by financing activities of continuing operations	630	183
Cash flow from discontinued operations — revised:
Cash provided by (used in) operating activities	114	(73)
Cash provided by (used in) investing activities	—	—
Cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	114	(73)
Effect of exchange rate changes on cash and cash equivalents	1	5
Net increase (decrease) in cash and cash equivalents	(1,934)	5,339
Cash and cash equivalents at beginning of period	8,277	4,119

Cash and cash equivalents at end of period	$6,343	$9,458

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements of the Company as of March 31, 2006, and for the three and nine months ended March 31, 2006 and March 31, 2005 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results and Other Risk Factors.” The Company’s fiscal year ends on June 30. References herein to fiscal 2005 and fiscal 2006 refer to our fiscal years ended June 30, 2005 and 2006, respectively.
In connection with the discontinuation of our Boiler operations, the financial information has been presented to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 6 – “Contingencies” and Note 9 – “Discontinued Operations” in our Notes to Consolidated Financial Statements of this Report for additional information on the discontinuance of this business unit.
Starting with the period ended March 31, 2006, the Company has separately disclosed the operating, investing, and financing portions of cash flows attributable to discontinued operations, which in prior periods, were reported on a combined basis as a single amount.
2. Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required except on credit extension to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for uncollectible accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when it is determined that the receivable has become uncollectible, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
2. Accounts Receivable — Continued
Changes in the Company’s allowance for uncollectible accounts are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance at beginning of period	$224	$427	$352	$431
Bad debt expense	74	51	218	268
Accounts written off, net	(36)	—	(308)	(221)

Balance at end of period	$262	$478	$262	$478

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
Principal components of inventories are as follows:

	March 31,	June 30,
	2006	2005
Material and component parts	$4,989	$3,027
Work in progress	873	232
Finished goods	290	356

	6,152	3,615

Reserve for obsolete and slow-moving inventory	(448)	(318)

	$5,704	$3,297

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance at beginning of period	$423	$218	$318	$196
Additions	25	15	130	37
Amounts written off	—	—	—	—

Balance at end of period	$448	$233	$448	$233

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
4. Revenue Recognition and Cost and Earnings on Uncompleted Contracts
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margin over the life of a contract. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. The Company does not assume any profit component for change orders prior to the change order being approved by the customer. Cumulative revenues recognized may be more or less than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment and invoicing of the product.
     The components of uncompleted contracts are as follows:

	March 31,	June 30,
	2006	2005
Costs incurred on uncompleted contracts and estimated earnings	$33,106	$34,978
Less billings to date	(24,792)	(26,919)

	$8,314	$8,059

     The components of uncompleted contracts are reflected in the balance sheets as follows:

	March 31,	June 30,
	2006	2005
Costs and earnings in excess of billings on uncompleted contracts	$10,709	$10,140
Billings in excess of costs and earnings on uncompleted contracts	(2,395)	(2,081)

	$8,314	$8,059

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
5. Product Warranties
The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed upon specifications at the time of delivery and typically for a period of 12 to 18 months from the date of shipment, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain concurrent warranties for major component parts produced by third party suppliers. The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of concurrent supplier warranties in place, at the time the product revenue is recognized. Revisions to the estimated product warranties is made when necessary, based on changes in these factors. Product warranty activity is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance at beginning of period	$697	$984	$845	$982
Provision for warranty expenses	57	213	216	419
Warranty charges	(12)	(155)	(319)	(359)

Balance at end of period	$742	$1,042	$742	$1,042

6. Contingencies
On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. (“Enron”) and National Energy Production Corporation (“NEPCO”) in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated the Company’s discontinued Boiler business under the name ABCO. The plaintiffs alleged that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and sought to recover approximately $1,000. The Company reached an agreement with the bankruptcy estates of Enron and NEPCO to settle and resolve the litigation for $175. On May 4, 2006, the United States Bankruptcy Court for the Southern District of New York, where Enron and NEPCO’s bankruptcy cases are pending, approved the settlement agreement among the Company, Enron and NEPCO. The Company expects that the settlement will be fully consummated and the litigation dismissed in the quarter ending June 30, 2006.
     On April 25, 2005, the Company received notice that it allegedly received preferential transfers amounting to approximately $900 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on preliminary investigation, the Company believes that a majority of the

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
6. Contingencies — Continued
payments received may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. The Company intends to defend vigorously against the lawsuit and believes the likelihood of a material loss, at this time, is not probable.
From time to time the Company is involved in various litigation matters arising in the ordinary course of our business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.
7. Accrued Liabilities
The components of accrued liabilities and other are as follows:

	March 31,	June 30,
	2006	2005
Accrued start-up expense	$1,111	$974
Accrued compensation	528	691
Sales and use tax payable	54	523
Accrued property tax expense	59	111
Other	792	759

	$2,544	$3,058

8. Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings.
The Company has two stock option and restricted stock plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provides for a maximum of 240,000 shares of common stock to be issued. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provides for a maximum of 250,000 shares of common stock to be issued. Under both plans, stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. Under both plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options granted to non-employee directors are generally exercisable on the date of grant which is generally at the annual shareholders’ meeting. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Under both plans, restricted stock awards entitle the holder to shares of common stock when the award vests. Awards generally vest ratably over four years. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over their applicable vesting period using the straight-line method. The Company uses newly issued shares of common stock to satisfy option exercises and restricted stock awards.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
8. Stock Based Compensation – Continued
Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation cost in the amount of $23 in the three months ended March 31, 2006 and related tax-benefits of $8. The Company recognized stock based compensation cost in the amount of $94 in the nine months ended March 31, 2006 and related tax-benefits of $32.
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

	Three months ended	Nine months ended
	March 31, 2005	March 31, 2005
Net earnings (loss), as reported	$205	$(421)
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(48)	(118)

Pro forma net earnings (loss)	$157	$(539)

Earnings (loss) per share:
Basic — as reported	$0.07	$(0.14)

Basic — pro forma	$0.05	$(0.18)

Diluted — as reported	$0.07	$(0.14)

Diluted — pro forma	$0.05	$(0.18)

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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
8. Stock Based Compensation – Continued
A summary of the option activity under the plans for the three and nine months ended March 31, 2006 is as follows:

			Weighted	Aggregate
		Weighted	Average	Grant Date
		Average	Remaining	Fair
	No. of Options	Exercise	Term	Value
	(exact quantity)	Price	(in years)	(in thousands)
Balance at July 1, 2005	237,950	$11.22
Granted	—	$—
Exercised	(250)	$12.64
Forfeited before vesting	(2,800)	$14.02
Forfeited after vesting	—	$—

Balance at September 30, 2005	234,900	$11.18	6.03	$1,259
Granted	4,000	$16.95
Exercised	(39,750)	$6.56
Forfeited before vesting	(25,000)	$12.94
Forfeited after vesting	(500)	$19.50

Balance at December 31, 2005	173,650	$12.10	6.27	$993
Granted	18,000	$18.39
Exercised	(15,375)	$14.36
Forfeited before vesting	—
Forfeited after vesting	—

Balance at March 31, 2006	176,275	$12.54	6.33	$1,026
Exercisable at March 31, 2006	130,364	$11.49	5.42	$716
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Expected volatility	47.7%	36.8%	47.7% - 52.6%	36.8% - 46.4%
Expected term (years)	4.05	5.00	4.05 - 5.66	5.00
Risk free interest rate	4.63%	4.00%	4.12% - 4.63%	4.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Weighted average grant date fair value	$7.88	$5.65	$8.08	$5.76
A summary of the stock options exercised during the three and nine months ended March 31, 2006 and 2005 is presented below:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Total cash received	$221	$22	$485	$140
Income tax benefits	$11	$6	$145	$43
Total grant-date fair value	$109	$12	$259	$78

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
8. Stock Based Compensation – Continued
A summary of the status of the Company’s unvested stock options at March 31, 2006, and changes during the three and nine months ended March 31, 2006 is presented below:

	Three months ended		Nine months ended
	March 31, 2006		March 31, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	33,050	$5.95	70,100	$5.98
New Grants	18,000	$7.88	18,000	$7.88
Vested	(5,139)	$5.95	(14,389)	$6.00
Forfeited	—	$—	(27,800)	$5.94

Unvested at end of period	45,911	$6.74	45,911	$6.74
As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options was $282. The weighted average remaining requisite service period of the unvested stock options was 1.83 years.
A summary of the restricted stock award activity under the plans for the three and nine months ended March 31, 2006 is as follows:

Weighted
Average
Grant Date
	No. of Shares	Fair Value
Balance at July 1, 2005	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Balance at September 30, 2005	—	$—
Granted	10,000	$17.06
Vested	—	$—
Forfeited	—	$—

Balance at December 31, 2005	10,000	$17.06
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Balance at March 31, 2006	10,000	$17.06

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
9. Discontinued Operations
During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture, and the Company sold for $250 certain assets, of its Boiler business segment with a net book value of approximately $110, resulting in a gain on disposal of $140.
The following represents a summary of operating results of the discontinued Boiler segment:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	75

Gross loss	—	—	—	(75)
Operating expenses	133	—	183	5

Operating loss	(133)	—	(183)	(80)
Income tax benefit	45	—	62	27

Net loss from operations	$(88)	$—	$(121)	$(53)

Diluted loss per share	$(0.03)	$—	$(0.04)	$(0.02)

The current and non-current assets and liabilities of the discontinued Boiler segment are as follows:

	March 31,	June 30,
	2006	2005
Assets
Equipment — net of accumulated depreciation of $11 at March 31, 2006 and June 30, 2005	$9	$9

Total assets of discontinued operations	$9	$9

Liabilities
Product warranties and other reserves	$220	$106

Total current liabilities of discontinued operations	$220	$106

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
10. Comprehensive Loss
Comprehensive loss is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net earnings (loss) from continuing operations	$1,003	$205	$(478)	$(368)
Net loss from discontinued operations	(88)	—	(121)	(53)
Foreign currency translation adjustment	(8)	(42)	(67)	78

Comprehensive earnings (loss)	$907	$163	$(666)	$(343)

11. Earnings (Loss) Per Share
Basic earnings (loss) per share has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted loss per share for the periods indicated. Certain loss per share amounts may not total due to rounding.

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net earnings (loss) from continuing operations	$1,003	$205	$(478)	$(368)
Loss from discontinued operations	(88)	—	(121)	(53)

Net earnings (loss)	$915	$205	$(599)	$(421)

Basic weighted average common shares outstanding	3,088	3,032	3,056	3,026
Effect of dilutive options	48	43	—	—

Diluted weighted average common shares outstanding	3,136	3,075	3,056	3,026

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.32	$0.07	$(0.16)	$(0.12)
Loss from discontinued operations	(0.03)	—	(0.04)	(0.02)

Net earnings (loss) per share	$0.30	$0.07	$(0.20)	$(0.14)

DILUTED LOSS PER SHARE
Earnings (loss) from continuing operations	$0.32	$0.07	$(0.16)	$(0.12)
Loss from discontinued operations	(0.03)	—	(0.04)	(0.02)

Net earnings (loss) per share	$0.29	$0.07	$(0.20)	$(0.14)

Diluted weighted average common shares outstanding excluded 31 and 81 outstanding stock options for the three months ended March 31, 2006 and 2005, respectively, and diluted weighted average common shares outstanding excluded 203 and 167 outstanding stock options for the nine months ended March 31, 2006 and 2005, respectively, because their impact would be anti-dilutive.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
12. Segment Information
The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reporting segments: Environmental Systems and Separation Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems”. The Separation Filtration Systems segment produces various types of separators and filters used for removing liquids and solids from gases and air. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit for the three and nine months ended March 31, 2006 and 2005 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues
Environmental	$6,490	$6,549	$13,385	$15,526
Separation Filtration	11,631	6,450	27,912	19,535

Consolidated	$18,121	$12,999	$41,297	$35,061

Operating income (loss)
Environmental	$1,384	$645	$1,375	$1,919
Separation Filtration	1,383	749	2,138	915
Reconciling items	(1,314)	(1,200)	(4,539)	(3,612)

Consolidated	$1,453	$194	$(1,026)	$(778)

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
13. Industry Segment and Geographic Information
The Company attributes revenues from external customers to individual geographic sales offices based on the country where the sale originated. Information about the Company’s operations in different geographic offices as of and for the three and nine months ended March 31, 2006 and March 31, 2005 is as follows:

	United	United
	States	Kingdom	Eliminations	Consolidated
Three months ended March 31, 2006
Net sales to unaffiliated customers	$15,214	$2,907	$—	$18,121
Transfers between geographic areas	267		(267)	—

Total	$15,481	$2,907	$(267)	$18,121

Identifiable long-lived assets	$2,971	$47	$—	$3,018

Three months ended March 31, 2005
Net sales to unaffiliated customers	$10,242	$2,757	$—	$12,999
Transfers between geographic areas	1,128	—	(1,128)	—

Total	$11,370	$2,757	$(1,128)	$12,999

Identifiable long-lived assets	$2,829	$84	$—	$2,913

Nine months ended March 31, 2006
Net sales to unaffiliated customers	$33,095	$8,202	$—	$41,297
Transfers between geographic areas	477		(477)	—

Total	$33,572	$8,202	$(477)	$41,297

Identifiable long-lived assets	$2,971	$47	$—	$3,018

Nine months ended March 31, 2005
Net sales to unaffiliated customers	$28,842	$6,219	$—	$35,061
Transfers between geographic areas	1,809	—	(1,809)	—

Total	$30,651	$6,219	$(1,809)	$35,061

Identifiable long-lived assets	$2,829	$84	$—	$2,913

Transfers between the geographic offices primarily represent inter-company export sales and are accounted for based on sales prices established between the related companies.
Identifiable long-lived assets of geographic offices are those assets related to the Company’s operations in each office.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
14. Lines of Credit
On October 31, 2003, the Company entered into a $12,500 revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets in the United States. At March 31, 2006, the applicable rate was Euro plus 1.75% (6.57%). At March 31, 2006, the Company had approximately $6,200 outstanding under stand-by letters of credit and no loans outstanding, leaving a maximum availability under the credit facility of approximately $6,300 (actual availability at March 31, 2006 of approximately $1,800). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of March 31, 2006, the Company was in compliance with all financial and other covenants under the credit facility.
In addition, the Company’s UK subsidiary had a £2,600 (approximately $4,500) debenture agreement used to facilitate the issuances of bank guarantees. At March 31, 2006, this facility was secured by substantially all of the UK subsidiary assets, and was backed by a stand-by letter of credit of £1,400 (approximately $2,500, which is included in the $6,200 outstanding under the Company’s $12,500 revolving credit facility described above). At March 31, 2006, there was approximately £2,600 (approximately $4,500) outstanding under this facility, the maximum amount under this facility. As of March 31, 2006, the Company was in compliance with all financial and other covenants under the credit facility.
15. Supplemental cash flow Information
Net cash flows from operating activities reflect cash payments for income taxes as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Income taxes paid (received)	$—	$—	$(150)	$660

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We desire to avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the factors in Item 2 — “Factors That May Affect Our Operating Results and Other Risk Factors,” as set forth starting on page 34 of this Report.
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
     Environmental Systems. This reporting segment represented approximately 32.4% and 44.3% of our first nine months fiscal 2006 and 2005 revenues, respectively. The main product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and convert NOx emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil, into harmless nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as CO and particulate matter. These systems are totally integrated, complete with instrumentation, controls and related valves and piping.
     Separation Filtration Systems. This reporting segment represented approximately 67.6% and 55.7% of our first nine months fiscal 2006 and 2005 revenues, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. In addition, separators are also used in nuclear power plants to remove water from saturated steam.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
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
     When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We update our estimates of costs and status of each project with our subcontractors and our manufacturing plants. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-priced arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, and other factors can affect our cost estimates. While we attempt to reduce the risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.
     Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty depending upon the product involved and customary practices. In general, our warranties require us to repair or replace defective

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
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
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers.
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
     Deferred Tax Asset — Valuation Allowance. We have a significant amount of net deferred tax assets, which consist principally of (1) a subsidiary state net operating loss carry-forward and (2) temporary differences in the tax and book basis of certain assets and liabilities. The state net operating loss carry-forward expires, if unused, as follows: $365 in 2006; $3,300 in 2007; $2,100 in 2008; $1,900 in 2009; and, $210 in 2010. Based on evaluations performed by us in the quarter ended June 30, 2005, we determined that it is more likely than not, that insufficient taxable income will be generated by the subsidiary to fully utilize the state operating loss carry-forward prior to expiration, and we have accordingly recorded a valuation allowance to reduce the corresponding deferred tax asset to its anticipated net realizable value (see Note M of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended June 30, 2005). As actual future factors or conditions may vary from those projected by us, adjustments to our valuation allowance may be required.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
Results of Operations
     The following table summarizes our statements of operations as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.5	70.4	73.7	71.5

Gross profit	29.5	29.6	26.3	28.5
Operating expenses	21.5	28.1	28.8	30.7

Operating earnings (loss)	8.0	1.5	(2.5)	(2.2)
Other income	0.3	0.4	0.7	0.5

Net earnings (loss) from continuing operations before income taxes	8.3	1.9	(1.8)	(1.7)
Income tax benefit (expense)	(2.8)	(0.3)	0.6	0.7

Net earnings (loss) from continuing operations	5.5	1.6	(1.2)	(1.0)
Loss from discontinued operations, net of tax	(0.5)	—	(0.3)	(0.2)

Net earnings (loss)	5.0%	1.6%	(1.5)%	(1.2)%

     Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, direct labor, indirect labor, manufacturing overhead, sub-contract work, inbound freight, outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Additionally, cost of goods sold includes the costs of commissioning the equipment and warranty related costs.
     Operating expenses include sales and marketing expenses; engineering and project management expense; and general and administrative expenses.
     Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Additionally, sales and marketing expenses include travel and entertainment, advertising, promotions, trade shows, seminars, and other programs.
     Engineering and project management expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.
     General and administrative costs include payroll, employee benefits, stock-based compensation and other employee-related costs and departmental functional costs associated with executive management, finance, accounting, human resources, information systems, and other administrative employees. Additionally, general and administrative costs include facility costs, insurance, audit fees, legal fees, reporting expense, professional services, and other administrative fees.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Results of Operations — Consolidated
     Revenues
     The following table summarizes consolidated revenues:

	Three months ended March 31,
	2006	% of Total	2005	% of Total

Domestic	$11,365	62.7%	$7,827	60.2%
International	$6,756	37.3%	$5,172	39.8%

Total revenues	$18,121	100.0%	$12,999	100.0%

     For the third quarter of fiscal 2006, revenues increased $5,122, or 39.4%, when compared to the third quarter of fiscal 2005. Domestic revenues increased $3,538, or 45.2%, in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005. International revenues increased $1,584, or 30.6%, in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005. The increase in our domestic and international revenues relates primarily to an increase of gas separation and filtration equipment sales attributable to an increased demand for natural gas. See Item 2 — “Results of Operations — Segments” of this Report for further discussion.
     Gross Profit
     The following table summarizes revenues, cost of goods sold, and gross profit:

	Three months ended March 31,
	2006	% of Revenue	2005	% of Revenue

Revenues	$18,121	100.0%	$12,999	100.0%
Cost of goods sold	12,778	70.5%	9,155	70.4%

Gross profit	$5,343	29.5%	$3,844	29.6%

     For the third quarter of fiscal 2006, our gross profit increased $1,499, or 39.0%, when compared to the third quarter of fiscal 2005. Our gross profit, as a percentage of revenues, remained relatively constant in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. See Item 2 — “Results of Operations — Segments” of this Report for further discussion.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
     Operating Expenses
          The following table summarizes operating expenses:

	Three months ended March 31,
	2006	% of Sales	2005	% of Sales

Sales and marketing	$1,662	9.2%	$1,558	12.0%
Engineering & project management	914	5.0%	892	6.9%
General and administrative	1,314	7.3%	1,200	9.2%

Total operating expenses	$3,890	21.5%	$3,650	28.1%

     For the third quarter of fiscal 2006, our operating expenses from continuing operations increased by $240, or 6.6% when compared to the third quarter of fiscal 2005. These expenses as a percentage of revenue decreased to 21.5% in the third quarter of fiscal 2006 from 28.1% in the third quarter of fiscal 2005, which is primarily related to the increased revenue in the current quarter compared to the same period in the prior year. On a comparative basis, our sales and marketing expenses were $1,662 in the third quarter of fiscal 2006 compared to $1,558 in the third quarter of fiscal 2005. Selling commissions in the third quarter of fiscal 2006 increased over the third quarter of fiscal 2005 due to the increased revenues, while other selling expenses decreased as a result of improved cost control. Our engineering and project management expense increased to $914 in the third quarter of fiscal 2006 from $892 in the third quarter of fiscal 2005 and primarily relates to the increased activity associated with the increased revenues. Our general and administrative expenses increased $114 in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005, due primarily to increased legal expenses associated with the defense of adversary proceedings. See Item 2 — “Contingencies” of this Report for further discussion.
     Other Income and Expense
     The following table summarizes other income and expenses:

	Three months ended March 31,
	2006	% of Sales	2005	% of Sales

Foreign exchange gain (loss)	$(24)	-0.1%	$3	0.0%
Other income, net	87	0.4%	53	0.4%

Total other income	$63	0.3%	$56	0.4%

     For the third quarter of fiscal 2006, other income and expense items increased by $7, from income of $56 for the third quarter of fiscal 2005 to income of $63 for the third quarter of fiscal 2006. This change was primarily due to increased interest income partially offset by our foreign currency exchange losses during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.
     Income Taxes
     Our effective income tax rate for continuing operations was approximately 34% for the third quarter of fiscal years 2005 and 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
     Net Earnings from Continuing Operations
     Our net earnings from continuing operations increased by $798, from net earnings of $205, or 1.6% of revenues, for the third quarter of fiscal 2005, to $1,003, or 5.5% of revenues, for the third quarter of fiscal 2006 and related primarily to our increased revenues and gross profit. Basic and diluted earnings per share increased from $0.07 per share for the third quarter of fiscal 2005, to $0.32 per share for the third quarter of fiscal 2006.
     Discontinued Operations
     We had a net loss of $88 from discontinued operations during the third quarter of fiscal 2006 and no earnings or loss during the third quarter of fiscal 2005. Our net loss in fiscal 2006 related primarily to legal and settlement expenses associated with adversary proceedings initiated by Enron. See Note 6 – “Contingencies” to our Notes to Consolidated Financial Statements of this Report. Basic and diluted loss per share from discontinued operations was $0.03 per share for the third quarter of fiscal 2006 and $0.00 per share for the third quarter of fiscal 2005.
     Net Earnings
     Our net earnings increased $710 from net earnings of $205, or 1.6% of revenues, for the third quarter of fiscal 2005, to net earnings of $915, or 5.0% of revenues, for the third quarter of fiscal 2006. Basic earnings per share increased from $0.07 per share for the third quarter of fiscal 2005, to $0.30 per share for the third quarter of fiscal 2006. Diluted earnings per share increased from $0.07 per share for the third quarter of fiscal 2005, to $0.29 per share for the third quarter of fiscal 2006.
Nine months Ended March 31, 2006 Compared to Nine months Ended March 31, 2005
Results of Operations – Consolidated
     Revenues
     The following table summarizes consolidated revenues:

	Nine months ended March 31,
	2006	% of Total	2005	% of Total

Domestic	$22,898	55.4%	$21,224	60.5%
International	18,399	44.6%	13,837	39.5%

Total revenues	$41,297	100.0%	$35,061	100.0%

     For the first nine months of fiscal 2006, revenues increased $6,236, or 17.8%, when compared to the first nine months of fiscal 2005. Domestic revenues during the first nine months of fiscal 2006 increased approximately $1,674, or 7.9%, when compared to the first nine months of fiscal 2005. International revenues increased $4,562, or 33.0%, during the first nine months of fiscal 2006 when compared to the first nine months of fiscal 2005. The increase in our domestic and international revenues relates primarily to an increase of gas separation and filtration equipment sales attributable to an increased demand for natural gas. See Item 2 – “Results of Operations – Segments” of this Report for further discussion.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
     Gross Profit
          The following table summarizes revenue, cost of goods sold and gross profit (dollars in thousands):

	Nine months ended March 31,
	2006	% of Revenue	2005	% of Revenue

Revenues	$41,297	100.0%	$35,061	100.0%
Cost of goods sold	30,455	73.7%	25,063	71.5%

Gross profit	$10,842	26.3%	$9,998	28.5%

     For the first nine months of fiscal 2006, our gross profit increased $844, or 8.4%, when compared to the first nine months of fiscal 2005. Our gross profit, as a percentage of revenues, decreased from 28.5% in the first nine months of fiscal 2005 to 26.3% in the first nine months of fiscal 2006.
     Our gross profit during any particular period may be impacted by four primary factors: 1) sales volume, 2) shifts in our product mix, 3) material cost changes, and 4) start-up and warranty costs. The increased gross profit during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was favorably impacted by our increased revenues. However, gross profit, as a percentage of revenues, during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was unfavorably impacted by shifts in product mix and increased cost of material. Our warranty and start-up costs, as a percentage of revenues, remained relatively constant for both periods. See Item 2 – “Results of Operations – Segments” of this Report for further discussion.
     Operating Expenses
     The following table summarizes operating expenses:

	Nine months ended March 31,
	2006	% of Sales	2005	% of Sales

Sales and marketing	$4,769	11.5%	$4,440	12.6%
Engineering & project management	2,560	6.2%	2,724	7.8%
General and administrative	4,539	11.0%	3,612	10.3%

Total operating expenses	$11,868	28.7%	$10,776	30.7%

     For the first nine months of fiscal 2006, our operating expenses from continuing operations increased by $1,092, or 10.1% when compared to the first nine months of fiscal 2005. These expenses as a percentage of revenue decreased to 28.7% in the first nine months of fiscal 2006 from 30.7% in the first nine months of fiscal 2005. On a comparative basis, our sales and marketing expenses were $4,769 in the first nine months of fiscal 2006 compared to $4,440 in the first nine months of fiscal 2005. Selling commissions in the first nine months of fiscal 2006 increased over the first nine months of fiscal 2005 due to the increased revenues, while other selling expenses decreased as a result of improved cost control. Our engineering and project management expense decreased to $2,560 in the

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
first nine months of fiscal 2006 from $2,724 in the first nine months of fiscal 2005 and primarily as a result of improved cost control. Our general and administrative expenses increased $927 in the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005, due primarily to a one time charge during the second quarter of fiscal 2006 incurred in connection with a special project and the separation of a former officer. Additionally, our general and administrative expenses increased in the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005 due to legal expenses associated with the defense of adversary proceedings. See Item 2 — “Contingencies” of this Report for further discussion.
     Other Income and Expense
     The following table summarizes other income and expenses:

	Nine months ended March 31,
	2006	% of Sales	2005	% of Sales

Foreign exchange gain (loss)	$33	0.1%	$68	0.2%
Other income, net	269	0.6%	92	0.3%

Total other income	$302	0.7%	$160	0.5%

     For the first nine months of fiscal 2006, other income and expense items increased by $142, from income of $160 for the first nine months of fiscal 2005 to income of $302 for the first nine months of fiscal 2006. This change was primarily due to increased interest income and increased rental income associated with the lease of an inactive warehouse, partially offset by reduced foreign currency exchange gains during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.
     Income Taxes
     Our effective income tax rate for continuing operations was approximately 34% for the first nine months of fiscal years 2005 and 2006.
     Net Loss from Continuing Operations
     Our net loss from continuing operations increased by $110, from a net loss of $368, or 1.0% of revenues, for the first nine months of fiscal 2005, to $478, or 1.2% of revenues, for the first nine months of fiscal 2006 and related primarily to our decreased gross profit associated with the shift in product mix and increased cost of materials, combined with the increased general and administrative costs incurred in connection with a special project and the separation of a former officer. Basic and diluted loss per share increased from a net loss of $0.12 per share for the first nine months of fiscal 2005, to a net loss of $0.16 per share for the first nine months of fiscal 2006.
     Discontinued Operations
     We had a net loss of $53 from discontinued operations during the first nine months of fiscal 2005 and $121 during the first nine months of fiscal 2006. Our net loss in fiscal 2005 related primarily to costs associated with the start-up and warranty costs of certain boiler projects, while our net loss in fiscal 2006 related primarily to legal expenses associated with adversary proceedings initiated by Enron. The Company has a remaining reserve of approximately $220 at March 31, 2006, which was

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
established based on the most current information available. While we believe our reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability could differ from our actual costs incurred. See “Critical Accounting Policies – Product Warranties” and Note 6 – “Contingencies” to our Notes to Consolidated Financial Statements of this Report. Basic and diluted loss per share from discontinued operations was $0.02 per share for the first nine months of fiscal 2005 and $0.04 for the first nine months of fiscal 2006.
     Net Loss
     Our net loss increased $178 from a net loss of $421 or 1.2% of revenues, for the first nine months of fiscal 2005, to a net loss of $599, or 1.5% of revenues, for the first nine months of fiscal 2006. Basic and diluted loss per share increased from a net loss of $0.14 per share for the first nine months of fiscal 2005, to a net loss of $0.20 per share for the first nine months of fiscal 2006.
Results of Operations – Segments
     Currently we are organized along two lines of business: Environmental Systems and Separation Filtration Systems. Revenue and operating income in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
     Environmental Systems
     This reporting segment represented approximately 50.4% and 35.8% of our revenues for the third quarter of fiscal 2005 and fiscal 2006, respectively. This business segment represented approximately 44.3% and 32.4% of our revenues for the first nine months of fiscal 2005 and fiscal 2006, respectively. The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping.
     The following table summarizes Environmental Systems revenues and operating income:

	Three months ended March 31,
	2006	2005	% Change
Revenue	$6,490	$6,549	-0.9%
Operating income	$1,384	$645	114.6%

Operating income as % of revenue	21.3%	9.8%

	Nine months ended March 31,
	2006	2005	% Change
Revenue	$13,385	$15,526	-13.8%
Operating income	$1,375	$1,919	-28.3%

Operating income as % of revenue	10.3%	12.4%

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
     Revenues from Environmental Systems remained relatively constant in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005. Revenues from Environmental Systems decreased by approximately $2,141, or 13.8%, in the first nine months of fiscal 2006 when compared to the first nine months of fiscal 2005. Our Environmental Systems segment continues to be impacted by the lack of new power plant construction, uncertainties regarding compliance strategies at existing facilities, and increased competition. While we have seen a decline in our Environmental Systems sales over the past several years, we presently expect the increasing demand for energy and shrinking electricity generation reserves to result in new power plant construction which will likely require NOx reduction equipment. In addition, as compliance deadlines to air regulations come into effect over the next three to five years, we would expect that spending for NOx reduction systems will increase as compliance strategies at existing facilities become more certain. We continue to see a steady increase to our proposal levels, particularly for our products in new power related projects in selected domestic regions, as well as international regions, and anticipated compliance projects.
     Environmental Systems operating income in the third quarter of fiscal 2006 increased approximately $739 compared to the third quarter of fiscal 2005. As a percentage of Environmental Systems revenue, operating income was approximately 21.3% in the third quarter of fiscal 2006 and approximately 9.8% in the third quarter of fiscal 2005. Environmental Systems operating income in the first nine months of fiscal 2006 decreased approximately $544 compared to the first nine months of fiscal 2005. As a percentage of Environmental Systems revenue, operating income was approximately 10.3% in the first nine months of fiscal 2006 and approximately 12.4% in the first nine months of fiscal 2005. During the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005, gross profit improved primarily due to reduced warranty and start-up costs, and operating expenses continued to decline primarily due to product standardization activities and cost control measures. During the first nine months of fiscal 2006 when compared to the first nine months of fiscal 2005, operating expenses continued to decline from the reasons noted above while the gross profit declined.
     This decrease in gross profit is primarily attributable to an adjustment in the second quarter of fiscal 2005 related primarily to certain control deficiencies discovered by management. See Part II, Item 9A – “Controls and Procedures” of our Annual Report on Form 10-K for the year ended June 30, 2005 for further discussion regarding the control deficiency. The decrease in gross profit is also attributable to increased competitive market conditions, combined with increased cost of component parts.
     Although our Environmental Systems business has been impacted by the lack of new gas power plant construction and compliance strategy uncertainties at existing facilities, we would expect that as compliance deadlines to air regulations come into effect over the next three to five years and users implement their compliance plans, spending for Environmental reduction systems will increase. State Implementation Plans, the Clean Air Interstate Rule, and consent decrees, all create a potentially positive environment for our Environmental Systems. In addition, increasing energy demand is beginning to require the construction of new power plants, which would require some type of a NOx reduction system. Domestically, new gas-fired plants will likely be constructed to meet peak electricity demand. New coal-fired power plants, applied to base-load operations, are planned for construction over the next several years.
     Separation Filtration Systems
     This reporting segment represented approximately 49.6% and 64.2% of our revenues for the third quarter of fiscal 2005 and fiscal 2006, respectively. This business segment represented approximately 55.7% and 67.6% of our revenues for the first nine months of fiscal 2005 and fiscal 2006, respectively. The Separation Filtration Systems segment produces specialized products known

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems.
     The following table summarizes Separation Filtration Systems revenues and operating income:

	Three months ended March 31,
	2006	2005	% Change
Revenue	$11,631	$6,450	80.3%
Operating income	$1,383	$749	84.6%

Operating income as % of revenue	11.9%	11.6%

	Nine months ended March 31,
	2006	2005	% Change
Revenue	$27,912	$19,535	42.9%
Operating income	$2,138	$915	133.7%

Operating income as % of revenue	7.7%	4.7%
     Separation Filtration Systems revenues increased by approximately $5,181, or 80.3%, in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005. Revenues from Separation Filtration Systems increased by approximately $8,377, or 42.9%, in the first nine months of fiscal 2006 when compared to the first nine months of fiscal 2005. We saw our revenues increase during the third quarter of fiscal 2006 and the first nine months of fiscal 2006 when compared to the same periods in the prior year both domestically and internationally. The increase in our revenues in fiscal 2006 related primarily to increased sales of our gas separation and filtration products globally.
     Separation Filtration Systems operating income in the third quarter of fiscal 2006 increased approximately $634 compared to the third quarter of fiscal 2005. As a percentage of Separation Filtration Systems revenue, operating income was approximately 11.6% in the third quarter of fiscal 2005 and approximately 11.9% in the third quarter of fiscal 2006. Separation Filtration Systems operating income in the first nine months of fiscal 2006 increased approximately $1,223 compared to the first nine months of fiscal 2005. As a percentage of Separation Filtration Systems revenue, operating income was approximately 4.7%, in the first nine months of fiscal 2005 and approximately 7.7% in the first nine months of fiscal 2006. During the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005, although there was increased revenues, gross profit as a percentage of revenue declined primarily due to increased cost of material, while operating expenses increased primarily due to the increased revenue activities. During the first nine months of fiscal 2006 when compared to the first nine months of fiscal 2005, although there was increased revenues, operating expenses also increased primarily due to the increased commissions, and gross profit as a percentage of revenue declined. The decline in gross profit is attributable to increased warranty and start-up costs predominantly attributable to a specific mechanical component failure.
     The strong energy demand is creating opportunities for our separation and filtration products around the world. New pipelines, gas processing facilities, chemical and petrochemical processing plants, and LNG plants and terminals are driving growth of this business segment. The domestic and international markets for our separation products continues to remain strong as nuclear power plants

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
continue to invest in life extension and power up-rate projects, in connection with their license renewals. The construction of new nuclear power plants internationally is also creating opportunities.
Corporate Level Expenses
     The following table summarizes corporate level expenses excluded from our segment operating results (dollars in thousands):

	Three months ended March 31,
	2006	2005	% Change
Corporate level expenses	$1,314	$1,200	9.5%

	Nine months ended March 31,
	2006	2005	% Change
Corporate level expenses	$4,539	$3,612	25.7%
     The corporate level expense excluded from our segment operating results are corporate level general and administrative expenses. See Item 2 – “Management’s Discussion and Analysis of Financial and Results of Operations – Consolidated” for additional discussion on these expenses.
Contingencies
     On March 19, 2004, we received notice that an adversary proceeding was initiated by Enron Corp. (“Enron”) and National Energy Production Corporation (“NEPCO”) in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO. The plaintiffs alleged that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and sought to recover approximately $1,000. We reached an agreement with the bankruptcy estates of Enron and NEPCO to settle and resolve the litigation for $175. On May 4, 2006, the United States Bankruptcy Court for the Southern District of New York, where Enron and NEPCO’s bankruptcy cases are pending, approved the settlement agreement among the Company, Enron and NEPCO. We expect that the settlement will be fully consummated and the litigation dismissed in the quarter ending June 30, 2006.
     On April 25, 2005, we received notice that we allegedly received preferential transfers amounting to approximately $900 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that a majority, of the payments received may fail to meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to defend vigorously against the lawsuit and we believe the likelihood of a material loss, at this time, is not probable.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or its results of operations.
Backlog
     The Company’s backlog of orders was approximately $47,000 at March 31, 2006, approximately $34,000 at June 30, 2005 and, approximately $36,000 at March 31, 2005. We have received significant contract awards in each of our business segments. Domestic and international market demand for our separation and filtration products continues to improve. The slow growth in gas turbine-based power plant construction within the United States together with intensified competition continues to create challenges for our Environmental Systems business. See Item 2 – “Management’s Discussion and Analysis of Financial and Results of Operations – Segments” in this Report for additional discussion on factors affecting our backlog and our future expectations.
Financial Position
     Assets. Total assets increased by approximately $3,227, or 8.1%, from $39,804 at June 30, 2005, to approximately $43,031 at March 31, 2006. We held cash and cash equivalents of approximately $6,343, had working capital of approximately $20,556 and a current liquidity ratio of approximately 2.1-to-1.0 at March 31, 2006. This compares with cash and cash equivalents of $8,277, $20,272 in working capital, and a current liquidity ratio of 2.3-to-1.0 at June 30, 2005. The relative stability of our assets and our liquidity ratio during the first nine months of fiscal 2006 resulted primarily from the Company’s ability to manage short-term assets while experiencing a net loss, combined with our increased backlog and demand for material purchases.
     Liabilities and Shareholders’ Equity. Total liabilities increased by approximately $3,148, or 20.3%, from $15,514 at June 30, 2005 to $18,662 at March 31, 2006. This increase in liabilities related primarily to an increase in our accounts payable of approximately $3,076. See Item 2 - “Liquidity and Capital Resources” of this Report for further discussion. The increase in our equity of approximately $79 or 0.3%, from $24,290 at June 30, 2005 to $24,369 at March 31, 2006 resulted primarily from increase in capital from the exercise of stock options during the first nine months of fiscal 2006, partially offset by our net loss from operations. Our debt (total liabilities)-to-equity ratio increased from .64-to-1.0 at June 30, 2005 to .77-to-1.0 at March 31, 2006, reflecting a 20.3% increase in our liabilities and a 0.3% increase in our equity during the period.
Liquidity and Capital Resources
     Our cash and cash equivalents were $6,343 as of March 31, 2006, compared to $8,277 at June 30, 2005. Cash used in operating activities during the first nine months of fiscal year 2006 was approximately $2,502, compared to cash provided by operating activities during the first nine months of fiscal 2005 of approximately $5,571.
     Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
March 31, 2006, the balance of these working capital accounts was approximately $9,926 compared to approximately $11,100 at June 30, 2005, reflecting a decrease of our investment in these working capital items of approximately $1,174. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first nine months of fiscal 2006, several large projects were in the early stages of production and the milestones for billing had not been achieved. Additionally, several large projects were finalized and shipped, which resulted in a decrease in our investment in these working capital accounts. During the first nine months of fiscal 2006, funds were consumed by our operating loss and consumed by an increase in material purchases, while funds were provided by an overall increase in our other payables.
     Cash used by investing activities was approximately $177 for the first nine months of fiscal year 2006, compared to cash used by investing activities of approximately $347 for the first nine months of fiscal 2005. Cash used during the first nine months of fiscal 2006 related primarily office and equipment upgrades, partially offset by the net cash from the sale of company vehicles. The use of cash during the first nine months of fiscal 2005 related primarily to capital refurbishments of our Denton and Abilene, Texas manufacturing facilities.
     Cash provided by financing activities was approximately $630 and $183 during the first nine months of fiscal 2006 and 2005, respectively, and related to the proceeds from the issuance of common stock pursuant to employee stock options and the corresponding excess tax benefits associated with the stock option transactions.
     Cash provided by our discontinued operations during the first nine months of fiscal 2006 was approximately $114, compared to cash used from discontinued operations of approximately $73 in the first nine months of fiscal 2005.
     As a result of the above factors, our cash and cash equivalents during the first nine months of fiscal year 2006 decreased by approximately $1,934, compared to an increase of approximately $5,339 in the first nine months of fiscal 2005.
     On October 31, 2003, the Company entered into a $12,500 revolving credit facility for working capital requirements that expires on October 31, 2006. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets in the United States. At March 31, 2006, the applicable rate was Euro plus 1.75% (6.57%). At March 31, 2006, the Company had approximately $6,200 outstanding under stand-by letters of credit and no loans outstanding, leaving a maximum availability under the credit facility of approximately $6,300 (actual availability at March 31, 2006 of approximately $1,800). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of March 31, 2006, the Company was in compliance with all financial and other covenants under the credit facility.
     In addition, the Company’s UK subsidiary had a £2,600 (approximately $4,500) debenture agreement used to facilitate the issuances of bank guarantees. At March 31, 2006, this facility was secured by substantially all of the UK subsidiary assets, and was backed by a stand-by letter of credit of £1,400 (approximately $2,500, which is included in the $6,200 outstanding under the Company’s $12,500 revolving credit facility described above). At March 31, 2006, there was approximately £2,600 (approximately $4,500) outstanding under this facility, the maximum under the facility. As of

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
March 31, 2006, the Company was in compliance with all financial and other covenants under the credit facility.
     We believe we maintain adequate liquidity to support existing operations and planned growth.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
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
     The majority of our contracts are on a fixed-priced basis. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long duration of our contracts, unanticipated cost increases may occur as a result of several factors, including, but not limited to: (1) increases in cost or shortages of components, materials or labor; (2) unanticipated technical problems; (3) required project modifications not initiated by the customer; and (4) suppliers’ or subcontractors’ failure to perform. These factors could delay delivery of our products and our contracts often provide for liquidated damages for late delivery. Examples of unanticipated costs that we cannot pass on to our customers include costs associated with the volatile nature of steel prices and the payment of liquidated damages under fixed contracts. Such costs would negatively impact our profits.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenues and profits from international sales could be adversely impacted.
     During the first nine months of fiscal 2005 and fiscal 2006 revenue outside the United States represented approximately 39.5% and 44.6% of our consolidated revenues, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, government sanctions, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States and from time-to-time may impact our ability to ship our products and collect our receivables.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
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
     The terms and conditions of our current $12,500 revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. The availability of our credit facility is also subject to certain financial covenants. Our ability to comply with the covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results meeting the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable. As of March 31, 2006 we were in compliance with all financial and other covenants of our credit facility.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
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
     Certain countries have regulations, or in some cases, customer preferences, requiring that a certain degree of local content be included in projects destined for installation in their country. These requirements may negatively impact our profit margins and result in project management issues.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United Stated dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivative transactions outstanding as of March 31, 2006.
     Since June 30, 2005, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For information regarding our exposure to certain market risks, see Item 7A “-Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2005 as filed with the SEC.
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
     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that all information required to be disclosed in this Report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been accumulated and communicated to the Company’s management, including its principle executive and principal financial officers, in a timely fashion to allow decisions regarding required disclosures.
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
     During the quarter ended March 31, 2006, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2008. That report is to include an assessment by the Company’s management of the effectiveness of its internal control over financial reporting as of the end of the fiscal year along with an attestation report from the Company’s independent auditors regarding that assessment. Accordingly, the Company will undertake a comprehensive effort to assess its system of internal controls over financial reporting. Using internal resources and external

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
consulting assistance, the Company will review its internal controls over financial reporting to assess their adequacy and, as necessary, to address identified issues or inadequacies.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Items 2, 3, 4, and 5 are not applicable and have been omitted.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
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

10(a)	Employment Agreement dated January 11, 2006, by and between Peerless Mfg. Co. and Sean P. McMenamin. *

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer. *

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer. *

32(a)	Section 1350 Certification of Chief Executive Officer. **

32(b)	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith

**	Furnished herewith

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006
(Amounts in thousands, except per share amounts)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.

Date: May 15, 2006	/s/ Sherrill Stone

Sherrill Stone
Chairman and Chief Executive Officer

Date: May 15, 2006	/s/ Henry G. Schopfer, III

Henry G. Schopfer, III
Chief Financial Officer
(Principal Financial and Accounting Officer)