Form 10-K
period 2006-06-30
PEERLESS MANUFACTURING CO
filed 2006-09-28
CIK 76954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
Commission File No. 0-5214

PEERLESS MFG. CO.
(Exact name of registrant as specified in its charter)

Texas (State of incorporation)	75-0724417 (I.R.S. employer identification no.)
2819 Walnut Hill Lane, Dallas, Texas 75229
(Address of principal executive offices)
Registrant’s telephone number, including area code: (214) 357-6181
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange where registered)

Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of the voting stock held by non-affiliates of the Registrant as of December 31, 2005 was approximately $52.0 million.
     The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, as of September 18, 2006 was 3,140,809.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements
     From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1996 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our expectations, hopes, beliefs, intentions, projections or strategies regarding the future. We avail ourselves of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1996 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report, as well as those made in our other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where these forward-looking statements appear, we have sought to accompany these statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. These factors include, but are not limited to those discussed in Item 1A — “Risk Factors” of this Report.
     All forward-looking statements included in this Report are based on information available to us on the date of this Report, and we expressly disclaim any obligation to release publicly any updates or changes in the forward-looking statements, whether as a result of changes in events, conditions, or circumstances on which any forward-looking statement is based.
PART I
ITEM 1. BUSINESS.
General
     Peerless Mfg. Co. (the “Company,” “Registrant,” “Peerless” or “we,” “us” or “our”) was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. We have two wholly owned subsidiaries, one incorporated in Texas and the other in the United Kingdom. Our executive offices are located at 2819 Walnut Hill Lane, Dallas, TX 75229. Our telephone number at this location is (214) 357-6181. Our website may be accessed at www.peerlessmfg.com. Information on our website is not incorporated into this Report. Our fiscal year ends on June 30. References herein to “fiscal 2004,” “fiscal 2005,” and “fiscal 2006” refer to our fiscal years ended June 30, 2004, 2005, and 2006, respectively.
     During the last five years, numerous factors have impacted the construction of new power plants and the completion of environmental retrofit projects. Those factors include, but are not limited to, the variable demand for electricity, weakened economic conditions and regulatory uncertainties and the associated nitrogen oxide reduction initiatives. In response to these market and economic drivers, and their impact on our revenues, we have taken steps in an effort to ensure our operating activities are streamlined and we are positioned with a competitive cost structure necessary for our overall long-term success. The decision to discontinue our Boiler business in fiscal 2004 was in response to these market and economic conditions. For further discussion of the discontinued Boiler business, see Note D – “Discontinued Operations” in our Notes to Consolidated Financial Statements contained in this Report. We will continue to monitor our operating activities to ensure our cost structure remains competitive.

Operating Segments and Products
     We operate our business through two primary segments, our Environmental Systems business and our Separation Filtration Systems business.
     Our Environmental Systems segment accounted for 31.2% of our revenues in fiscal 2006. In this segment, we design, engineer, manufacture and sell environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, as well as organic bio-fuels such as wood products, grasses and grains, into nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM).
     Our Separation Filtration Systems segment accounted for 68.8% of our revenues in fiscal 2006. In this segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
     For additional information about each of our segments, please see Note Q — “Industry Segment and Geographic Information” in our Notes to Consolidated Financial Statements contained in this Report and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
     Although we manufacture and stock a limited number of products for immediate delivery, the majority of the products we produce are custom designed based on specific customer requirements or specifications, generally pursuant to long-term fixed priced contracts. In certain cases, our products are designed by us but produced by subcontractors or contract vendors under our supervision.
Patents, Licenses and Product Development
     To protect our intellectual property rights, we depend upon a combination of patents, trademarks, internal controls and non-disclosure and confidentiality agreements with our employees, subcontractors, contract vendors, customers and others having business dealings with us. We have existing patents and patent applications pending on certain products and processes that are important to our business. These include patents on vane designs, separator profiles, environmental controls equipment, and marine/separator filtration systems. In addition, most of our products are proprietary and are sold utilizing our proven technology and knowledge of the applications.
     We consider ourselves to be highly skilled in the technology required to design, engineer, and manufacture the products in both of our primary business segments. Our capital expenditures for new product development and improvements were not material in any of the fiscal years presented.
Manufacturing and Outsourcing
     Our products are fabricated utilizing a combination of in-house manufacturing, subcontractors and contract vendors. In fiscal 2006, 2005, and 2004, manufacturing outsourced to subcontractors accounted for a significant percentage of our costs of goods sold (47% in fiscal 2006, 49% in fiscal 2005 and 41% in fiscal 2004). We believe the use of outsourcing relationships provides us with the flexibility to meet our customers’ needs without significantly increasing our capital expenditures. In addition, we maintain global relationships with subcontractors outside the United States to accommodate contracts that require local content and for potentially competitive advantages. Our subcontractors generally manufacture products on a fixed price basis for each project. We regularly review our subcontractor and contract vendor relationships to ensure competitive pricing, quality and workmanship standards and on time delivery performance.
     We maintain in-house manufacturing capabilities and generally manufacture products, the complexity of which, may preclude production by our subcontractors and contract vendors and where necessary, to protect our proprietary technology.
Raw Materials
     We purchase raw materials and component parts essential to our business from established, reliable, and cost effective sources. While we have experienced increases in price and order lead-times associated with our steel products and components during the past year, we have been able to mitigate the impact to our business. We believe that raw materials and component parts will be available in sufficient quantities to meet our anticipated demand.
Customers
     Our Environmental Systems products are sold to power producers, power developers, engineering and construction companies, heat recovery steam generator manufacturers, boiler manufacturers, refineries, petrochemical plants and others who desire or may be required by environmental regulations to reduce NOx emissions and ground level ozone to which NOx is a precursor.
     Gas separators, filters and conditioning systems produced by our Separation Filtration Systems segment are sold to gas producers, gas gathering, transmission and distribution companies, chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines and to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. Marine separation and filtration systems are sold primarily to shipbuilders.
     We market our products worldwide through independent representatives who sell on a commission basis under the general direction of one of our offices. We also sell products directly to customers through our internal sales force. Our business activity and revenues historically have not been seasonal.
     Neither of our business segments is dependent upon any single customer or group of customers. The custom-designed and project-specific nature of our business can cause year-to-year variances in sales to our major customers. During fiscal 2006, one customer accounted for 9% of our revenues. In fiscal 2005, a different customer accounted for 8% of our revenues and in fiscal 2004, another customer accounted for 8% of our revenues.
     Our industry segment and geographic information included in Note Q in the Notes to Consolidated Financial Statements is based on the country location of the subsidiary that originates the order. Sales for the U.S. were $53.3 million, $40.3 million and $48.6 million for 2006, 2005, and 2004, respectively. Sales for the U.K. were $10.1 million, $10.8 million, and $11.2 million for 2006, 2005, and 2004 respectively.
     The following amounts are classified as domestic or international based upon the location of our customer and the origination of the order. Sales to customers outside the Unites States have been an integral part of our business for more than 40 years. During fiscal 2006, sales to customers outside the United States amounted to $30.9 million, or 48.7% of our revenues, compared to sales of $20.8 million or 40.7% of our revenues during fiscal 2005, and $19.5 million, or 32.6% of our revenues in fiscal 2004. Our global offices and worldwide independent representative network allows us to sell to most geographic regions. For discussion of our risks related to foreign currency, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” of this Report.
Backlog
     Our backlog of uncompleted orders was $40 million at June 30, 2006 and $34 million at June 30, 2005. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled. Of our backlog at June 30, 2006, 85% is scheduled to be completed during our next fiscal year, compared to 74% at June 30, 2005. We have received significant contract awards in each of our business segments. Demand for our separation and filtration products continues to improve both within the United States and outside the United States. The slow growth in gas turbine-based power plant construction within the United States together with intensified competition continues to create challenges for our Environmental Systems business.
Competition
     We have domestic and international competitors with capital and revenues that are both smaller and significantly larger than ours in the manufacturing and selling of Environmental Systems and Separation Filtration Systems. Management believes that price, experience, performance, reliability and service are the prime competitive factors in our markets. We believe that we strongly compete in all these areas.
Environmental Regulation
     We do not believe that our compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or our competitive position. Our manufacturing processes do not emit significant hazardous substances into the environment.
Employees
     Our employees by location are as follows:

	June 30,
Geographic location:	2006	2005

United States	144	141
United Kingdom	21	21
Singapore	4	4

Total	169	166

     None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any material labor difficulties during the past year and we believe our employee relations are good.

Executive Officers of the Registrant
     Our executive officers as of September 20, 2006 were as follows:

Name	Age	Position with the Company
Peter J. Burlage	42	Chief Executive Officer
G. Darwyn Cornwell	62	Vice President, Operations
Sean P. McMenamin	41	Vice President, Environmental Systems
Henry G. Schopfer, III	60	Chief Financial Officer
David Taylor	41	Vice President, Separation Filtration Systems
     Peter J. Burlage joined the Company in 1992. He was appointed as President and Chief Executive Officer of the Company effective June 30, 2006. Previously, Mr. Burlage had served as Executive Vice President and Chief Operating Officer of the Company since October 2005. Prior to that time, he served as Vice President of the Company’s Environmental Systems Division from 2001 to 2005, Vice President of Engineering from 2000 to 2001 and as Manager of the Company’s SCR Division from 1997 to 2000. Mr. Burlage earned a B. S. in Mechanical Engineering from the University of Texas, Arlington and an M.B.A. from Baylor University.
     G. Darwyn Cornwell rejoined the Company in 2003 as Vice President, Manufacturing, and was subsequently promoted to Vice President, Operations in 2005. He had previously served as Vice President, Operations for the Company from 1997 through 2000. From 2002 to 2003, Mr. Cornwell served as the Director of Manufacturing for Manufacturing Group of America, a manufacturer of cabinet products, and from 2000 to 2002 as President of Ace World Companies, a manufacturer of highly specialized machinery and equipment. Mr. Cornwell served in various other capacities with the Company from 1982 to 2000.
     Sean P. McMenamin joined the Company in 2001. He has served as the Company’s Vice President, Environmental Systems since January 2006. Previously, Mr. McMenamin had served as the Company’s product manager for refinery and retrofit applications in the Company’s Environmental Systems business segment since 2001. Prior to joining the Company, Mr. McMenamin was a project manager for Telcordia Technologies from 1999 to 2001, and served in various positions in the environmental and power business at Foster Wheeler from 1994 to 1999. Mr. McMenamin has a B.S. in Mechanical Engineering from the New Jersey Institute of Technology and an M.B.A. in Finance from Lehigh University.
     Henry G. Schopfer, III joined the Company in October 2005 as the Company’s Chief Financial Officer. Prior to joining the Company, Mr. Schopfer served as Chief Financial Officer of T-Netix, Inc., a telecommunications company from 2001 to 2005, as Chief Financial Officer of Wireless One, Inc., a communications company, from 1996 to 2000 and as Corporate Controller and Chief Financial Officer of Daniel Industries, Inc., a manufacturer of fluid measurement products and systems for the energy industry from 1988 to 1996. Mr. Schopfer earned a B.S. in Accounting from Louisiana State University and is a Certified Public Accountant.
     David Taylor joined the Company in 1988 as a research engineer. Since joining Peerless, Mr. Taylor has served the Company in a variety of engineering, sales and management positions. From 1997 through 1999, Mr. Taylor served as Director of Sales and Engineering in our Singapore office in support of our Asia Pacific operations. In 2000, Mr. Taylor was appointed Vice President, Separation Filtration Systems and retains this responsibility on a global basis today. In July 2004, Mr. Taylor resumed responsibility for our Asia Pacific operations. Mr. Taylor earned a B.S. in Mechanical Engineering from Southern Methodist University.

ITEM 1A. RISK FACTORS.
     In evaluating the Company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Changes in the power generation industry and/or the economy could have an adverse impact on sales of our Environmental Systems and our operating results.
     The demand for our Environmental Systems depends in part on the continued construction of power generation plants and the upgrade of existing power and process plants. The power generation industry has experienced cyclical periods of slow growth or decline. Any change in the power plant industry that results in a decrease in power plant construction or a decline in the refurbishing of existing power plants could have a materially adverse impact on our Environmental Systems revenues and our results of operations.
Changes in the price, supply or demand for natural gas could have an adverse impact on our sales of Separation Filtration Systems and our operating results.
     A large portion of our Separation Filtration Systems business is driven by the construction of natural gas production and transportation infrastructure. Increasing demand for natural gas may result in the construction of natural gas production facilities and facilities to transport the gas to its end destination, for example pipelines and liquefied natural gas (“LNG”) processing plants. Increasing prices of natural gas, while beneficial to exploration activities and the financing of new projects, can adversely impact demand. Excess supply could also negatively impact the price of natural gas, which could discourage spending on related capital projects.
Changes in current environmental legislation could have an adverse impact on the sale of our Environmental Systems and on our operating results.
     Our Environmental Systems business is primarily driven by capital spending by our customers to comply with environmental regulations. Laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health have played a significant part in the increased use of Environmental Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule (CAIR), and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. This business will be adversely impacted to the extent that current regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities reduce enforcement.
Competition could result in lower sales and decreased margins.
     We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales, but also a reduction in the prices we can charge for our products. To remain competitive we must be able to anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs. We must also be able to continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices for strategic marketing or to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

If actual costs for our projects with fixed-price contracts exceed our original estimates, our profits will be reduced or we may suffer losses.
     The majority of our contracts are fixed-priced contracts. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long-term nature of our contracts, unanticipated cost increases may occur as a result of several factors, including:
•	increases in cost or shortages of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.
Any of these factors could delay delivery of our products. Our contracts often provide for liquidated damages in the case of late delivery. Unanticipated costs that we cannot pass on to our customers, for example the increases in steel prices or the payment of liquidated damages under fixed contracts, would negatively impact our profits.
Customers may cancel or delay projects. As a result our backlog may not be indicative of our future revenue.
     Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions which permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues.
Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenues and profits from international sales could be adversely impacted.
     Revenue outside the United States represented 48.7%, 40.7% and 32.6% of our consolidated revenues during fiscal 2006, 2005 and 2004, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by war, political developments and foreign laws and regulations, such as regional economic uncertainty, political instability, restrictions, customs and tariffs, government sanctions, changing regulatory environments, fluctuations in foreign currency exchange rates and adverse tax consequences. The likelihood of these types of occurrences and their overall effect upon us vary greatly from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States and from time-to-time may impact our ability to ship our products and collect our receivables.
Our financial performance may vary significantly from period to period, making it difficult to estimate future revenue.
     Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects these contracts to many factors beyond our control. In addition, contracts that are significantly larger in size than our typical contracts tend to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in one period may not be indicative of our future performance.
Our margins are affected by shifts in our product mix.
     Certain of our products have higher profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported profit margins. Certain of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported margins through a negative or positive impact on our manufacturing absorption.
Our products are covered by warranties. Unanticipated warranty costs for defective products could adversely affect our financial condition and results of operations and reputation.
     We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. Among other things, warranties require us to repair or replace faulty products. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our results of operations. In some cases, we may be able to recover a portion of our warranty cost from a subcontractor, if the subcontractor supplied the defective product or performed the service. However, this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits, cause us to suffer a loss and could adversely affect our reputation.
Product liability claims not covered by insurance could adversely affect our financial condition and results of operations.
     We may be subject to product liability claims for personal injury or property damage. While we maintain product liability insurance coverage to protect us in the event of a claim, our coverage may not be adequate to cover the cost of defense and the potential award in the event of a claim. Also, industry awareness of actual or perceived problems with our products could adversely affect our reputation and reduce sales.
A significant portion of our accounts receivable are related to large contracts, which increases our exposure to credit risk.
     We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. We frequently attempt to reduce our exposure to credit risk by requiring progress payments and letters of credit. However unanticipated events that affect our customers could have a materially adverse impact on our operating results.
Changes in billing terms can increase our exposure to working capital and credit risk.
     Our products are generally sold under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the product. We attempt to negotiate progress-billing milestones on all large contracts to help us manage the working capital and credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.

The terms and conditions of our credit facility impose restrictions on our operations, including restrictions on our ability to raise additional capital, if needed.
     The terms and conditions of our revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, and create or incur liens. Our ability to borrow under our credit facility is also subject to our compliance with certain financial covenants. Our ability to comply with these covenants may be affected by events beyond our control and we cannot assure that we will achieve operating results that will allow us to meet the requirements of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the lender could elect to declare all amounts outstanding under our credit facility to be immediately due and payable. As of June 30, 2006, we were in compliance with all financial and other covenants of our credit facility.
     Our ability to satisfy any debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, or the refinancing of our revolving credit facility, and cash provided by operating activities, should provide sufficient funds to finance capital expenditures, working capital and otherwise meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise the necessary capital when needed or on satisfactory terms.
Our business is subject to risks of terrorist acts, acts of war and natural disasters.
     Terrorist acts, acts of war, or national disasters may disrupt our operations, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could weaken the domestic/global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.
The inability of our engineering and/or manufacturing operations to sufficiently scale up operations in the short term, in response to unexpected spikes in orders with short cycle times, directly impacts our ability to optimize absorption of our manufacturing overhead expense.
     Our engineering and manufacturing operations require a highly skilled workforce for which there is increasing demand and short supply in a very competitive environment. Consequently, unexpected spikes in demand to produce sales orders that require tight delivery and short order cycle times may require us to outsource the engineering and/or manufacturing of these orders. While our ability to do so is one of our perceived strengths, this practice could negatively affect our profit margins, through higher unabsorbed manufacturing costs.
Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.
     Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel. The loss of the services of one or more key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

Our customers may require us to perform portions of our projects in their local countries.
     Certain countries have regulations, or in some cases, customer preferences, requiring that a certain degree of local content be included in projects destined for installation in their country. These requirements may negatively impact our profit margins and present project management issues.
The relocation of our administrative, research & development, manufacturing and storage operations in Dallas, Texas could result in a negative impact on the Company’s financial performance.
     Our headquarters facility in Dallas, Texas is expected to be acquired by the Dallas Area Rapid Transit Authority in either a negotiated transaction or condemnation proceeding under eminent domain laws. We estimate that the fair value of this facility is between $4.0 million and $4.4 million. At June 30, 2006, the book value of the facility was $0.8 million. The Company will be required to relocate all of its administrative offices, research & development laboratory, manufacturing and storage operations that are currently being performed at this facility. The relocation(s) are expected to be completed in the quarter ending March 31, 2007. The Company is currently making plans to vacate this facility. The disruption on the Company’s administrative function, our research & development activities and its manufacturing and storage operations during the relocation, and additional incurred expenses may have an adverse impact on our business and results of operations.
We will be exposed to risks relating to evaluation of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.
     Section 404 of the Sarbanes-Oxley Act requires us to furnish a management certification and auditor attestation regarding the effectiveness of our internal control systems over financial reporting. We will be required to comply with Section 404 for either the fiscal year ending June 30, 2007 or June 30, 2008. In the event the aggregate market value of our common stock held by non-affiliates exceeds $75 million as of December 29, 2006, we will be subject to Section 404 beginning with our annual report due in September 2007. Otherwise, we will be subject to Section 404 beginning with our annual report due in September 2008. We have begun the evaluation process necessary for us to comply with Section 404. During this evaluation process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     To comply with Section 404 within the prescribed period will be time consuming and costly, which could directly impact our results of operations. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.
Our common stock is thinly traded, which may make it difficult to sell our common stock and may make our stock price more volatile.
     The daily trading volume of our common stock is relatively low. The market price of thinly traded stock can be more volatile than a stock that has greater trading volume. Our financial results, large sales of our common stock by our existing shareholders, the perception that large sales of our common stock may occur and various factors affecting the industry in which we operate may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. As a result, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     We own our current executive offices and research and development facility located in Dallas, Texas. We also own and operate manufacturing and warehousing facilities in Abilene, Denton and Dallas, Texas. We lease sales and marketing facilities in Halstead, U.K. and Singapore.
     The Dallas Area Rapid Transit Authority notified us that our headquarters facility in Dallas, Texas will be acquired in either a negotiated transaction or condemnation proceeding under eminent domain laws. We estimate that the fair value of this facility is between $4.0 million and $4.4 million. At June 30, 2006, the book value of the facility was $0.8 million. The property consists of approximately 12 acres and includes each of the two properties in Dallas, Texas listed in the table below. We anticipate that we will be required to relocate all administrative, research & development, manufacturing and storage operations currently performed at these facilities during the quarter ending March 31, 2007. See Note F – “Assets Held for Sale” in our Notes to Consolidated Financial Statements contained in this Report for further discussion.

	Approximate
Location	Sq. Footage	General Use
Owned:
Abilene, Texas	78,000	Manufacturing – Environmental products and Separation Filtration products.

Denton, Texas	22,000	Manufacturing – Separation Filtration products.

Dallas, Texas	48,000	Office, warehouse, and research and development.

Dallas, Texas	80,000	Manufacturing – Environmental products and Separation Filtration products.

Leased:

Halstead, U. K.	3,995	Sales, engineering and administration office.

Singapore	2,300	Sales office.
     While we believe our office and manufacturing facilities are adequate and suitable for our present requirements, we periodically review our space requirements and consolidate and dispose of, or lease or sublet, facilities we no longer require and acquire new space, if our needs dictate. We will be relocating our Dallas, Texas facilities due to the acquisition described above.

     Pursuant to the terms of our revolving credit facility, we have agreed not to pledge our facilities for any other obligations.
ITEM 3. LEGAL PROCEEDINGS
     On March 19, 2004, we received notice that an adversary proceeding was initiated by Enron Corp. (“Enron”) and National Energy Production Corporation (“NEPCO”) against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO Industries. The plaintiffs alleged that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and sought to recover approximately $1.0 million from ABCO. We reached an agreement with the bankruptcy estates of Enron and NEPCO to settle and resolve the litigation for $175,000. The settlement was consummated and the litigation dismissed in the quarter ended June 30, 2006.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any existing matter will have a material adverse effect on our consolidated financial position or results of operations. See Note K – “Commitments and Contingencies” in our Notes to Consolidated Financial Statements contained in this Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, par value $1.00 per share, is listed on the NASDAQ Global Market under the symbol “PMFG.” The following table sets forth, for the periods indicated, the range of the daily high and low closing bid prices for our common stock as reported by NASDAQ.

Fiscal Year	High	Low
2005
First Quarter	$16.00	$11.85
Second Quarter	15.33	13.95
Third Quarter	15.30	13.07
Fourth Quarter	15.00	13.75

2006
First Quarter	$17.99	$14.15
Second Quarter	17.50	15.86
Third Quarter	19.60	16.97
Fourth Quarter	23.95	19.20
     As of September 18, 2006, there were approximately 111 record holders of our common stock. Cash dividends may be paid, from time to time, on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements, compliance with the financial and other restrictive covenants of our bank credit facility, and other related factors. We did not pay cash dividends, nor did we repurchase any of our common stock, in either fiscal 2006 or fiscal 2005. We do not have an approved stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected financial data regarding our results of operations and financial position as of and for each of the years in the five-year period ended June 30, 2006, which are derived from our audited consolidated financial statements. Our consolidated financial statements and notes thereto as of June 30, 2006 and 2005, and for the years ended June 30, 2006, 2005 and 2004, and the report of Grant Thornton LLP thereon, are included in Item 8 — “Financial Statements and Supplementary Data” of this Report. The selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 — “Financial Statements and Supplementary Data” of this Report.

	Year ended June 30,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share amounts)
Operating results:
Revenues	$63,411	$51,063	$59,761	$64,854	$94,880
Cost of revenues	45,978	37,356	40,959	47,842	64,908

Gross profit	17,433	13,707	18,802	17,012	29,972
Operating expenses	16,687	14,409	14,929	16,429	21,047

Operating income (loss)	746	(702)	3,873	583	8,925
Other income (expense)	455	63	(24)	727	410
Tax benefit (expense)	(660)	113	(1,447)	(399)	(3,256)

Net earnings (loss) from continuing operations	541	(526)	2,402	911	6,079
Net loss from discontinued operations	(115)	(66)	(364)	(1,290)	(1,690)

Net earnings (loss)	$426	$(592)	$2,038	$(379)	$4,389

Diluted earnings (loss) per share
Net earnings (loss) from continuing operations	$0.17	$(0.17)	$0.79	$0.30	$1.97
Net loss from discontinued operations	$(0.04)	$(0.02)	$(0.12)	$(0.43)	$(0.55)
Net earnings (loss)	$0.14	$(0.20)	$0.67	$(0.13)	$1.43

Weighted average shares outstanding:
Basic	3,067	3,028	3,003	2,996	2,978
Diluted	3,135	3,028	3,044	3,013	3,080
(Certain earnings per share amounts may not total due to rounding.)

	As of June 30,
	2006	2005	2004	2003	2002
	(Amounts in thousands)
Financial position:
Working capital	$22,930	$20,272	$20,529	$17,771	$17,755
Current assets	45,172	$35,696	35,331	39,223	42,129
Total assets	48,159	39,804	39,475	43,763	46,889
Current liabilities	22,242	15,424	14,802	21,452	24,374
Total liabilities	22,242	15,514	14,802	21,452	24,374
Shareholders’ equity	25,917	24,290	24,673	22,311	22,515

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Results of Operations
     The following summarizes our statements of operations as a percentage of net revenues:

	Year ended June 30,
	2006	2005	2004

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	72.5	73.2	68.5

Gross profit	27.5	26.8	31.5
Operating expenses	26.3	28.2	25.0

Operating earnings (loss)	1.2	(1.4)	6.5
Other income (expense)	0.7	0.1	(0.1)

Net earnings (loss) from continuing operations before income taxes	1.9	(1.3)	6.4
Income tax benefit (expense)	(1.0)	0.2	(2.4)

Net earnings (loss) from continuing operations	0.9	(1.1)	4.0
Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.6)

Net earnings (loss)	0.7%	(1.2)%	3.4%

     Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, direct labor, indirect labor, manufacturing overhead, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Additionally, cost of goods sold includes the costs of commissioning the equipment and warranty related costs.
     Operating expenses include sales and marketing expenses, engineering and project management expenses, and general and administrative expenses.
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

Results of Operations – Consolidated
     Revenues. The following summarizes consolidated revenues (dollars in thousands):

	Year ended June 30,
	2006	% of Total	2005	% of Total	2004	% of Total

Domestic	$32,513	51.3%	$30,248	59.3%	$40,231	67.4%
International	30,898	48.7%	20,815	40.7%	19,530	32.6%

Total	$63,411	100.0%	$51,063	100.0%	$59,761	100.0%

          We classify revenue as domestic or international based upon the location of our customer and the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
     For fiscal 2006, total revenues increased $12,348, or 24.2%, to $63,411 from $51,063 in fiscal 2005. Domestic revenues increased $2,265, or 7.5%, from $30,248 in fiscal 2005 to $32,513 in fiscal 2006. International revenues increased $10,083, or 48.4%, from $20,815 in fiscal 2005 to $30,898 in fiscal 2006. The increase in our domestic revenues is principally related to the increase in our Separation Filtration Systems sales partially offset by a decline in our Environmental Systems sales. The increase in our international revenues continues to relate primarily to an increase of gas separation & filtration equipment sales in Canada and Latin America, due to the increased demand for natural gas.
     For fiscal 2005, total revenues decreased $8,698, or 14.6%, to $51,063 from $59,761 in fiscal 2004. Domestic revenues decreased $9,983, or 24.8%, from $40,231 in fiscal 2004 to $30,248 in fiscal 2005. International revenues increased $1,285, or 6.6%, from $19,530 in fiscal 2004 to $20,815 in fiscal 2005. The decline in domestic revenues was mainly attributable to the decline in our Environmental Systems sales, which was impacted by the lack of new power plant construction, compliance strategy uncertainties at existing facilities, and competition. The increase in our international revenues relates primarily to an increase of gas separation and filtration equipment sales in Canada and Latin America, due to the increased demand for natural gas.
     Gross Profit. The following summarizes revenues, cost of goods sold, and gross profit (dollars in thousands):

	Year ended June 30,
		% of		% of		% of
	2006	Revenues	2005	Revenues	2004	Revenues

Revenues	$63,411	100.0%	$51,063	100.0%	$59,761	100.0%
Cost of goods sold	$45,978	72.5%	$37,356	73.2%	$40,959	68.5%

Gross profit	$17,433	27.5%	$13,707	26.8%	$18,802	31.5%

     Our gross profit during any particular period may be impacted by four primary factors: 1) sales volume, 2) shifts in our product mix, 3) material cost changes, and 4) start-up (commissioning) and warranty costs. Shifts in the geographic composition of our sales can also have a significant impact on our reported margins.
     For fiscal 2006, our gross profit increased $3,726, or 27.2%, from $13,707 in fiscal 2005 to $17,433 in fiscal 2006. Our gross profit, as a percentage of revenues, increased from 26.8% in fiscal 2005 to

27.5% in fiscal 2006. The increased gross profit can be primarily attributed to a decrease in our start-up and warranty costs, partially offset by shifts in our product mix and increased cost of material. The decrease of our start-up and warranty costs from continuing operations, from 3.6% of revenue in fiscal 2005 to 2.6% of revenue in fiscal 2006, primarily resulted from reduced costs associated with the commissioning of certain Environmental Systems projects.
     For fiscal 2005, our gross profit decreased $5,095, or 27.1%, from $18,802 in fiscal 2004 to $13,707 in fiscal 2005. Our gross profit, as a percentage of revenues, decreased from 31.5% in fiscal 2004 to 26.8% in fiscal 2005. The decline in our gross profit margin during the period was attributed to a continued shift in the composition of our sales (from Environmental System sales to Separation Filtration Systems sales) and higher than anticipated raw material costs associated with our Nuclear/Marine products. In addition, the margin during the period was impacted by an increase in our start-up and warranty costs, which increased, as a percentage of sales from 1.7% in fiscal 2004 to 3.6% in fiscal 2005. The increase in our start-up and warranty costs was related to higher than anticipated start-up costs associated with commissioning certain Environmental System projects.
     Operating Expenses. The following summarizes operating expenses (dollars in thousands):

	Year ended June 30,
		% of		% of		% of
	2006	Revenues	2005	Revenues	2004	Revenues

Sales and marketing	$6,645	10.5%	$6,031	11.8%	$6,158	10.4%
Engineering and project management	3,480	5.5%	3,608	7.1%	4,140	6.9%
General and administrative	6,562	10.3%	4,770	9.3%	4,631	7.7%

Total operating expenses	$16,687	26.3%	$14,409	28.2%	$14,929	25.0%

     For fiscal 2006, our operating expenses from continuing operations increased by $2,278, or 15.8%, from $14,409 in fiscal 2005 to $16,687 in fiscal 2006. As a percentage of revenues these expenses decreased from 28.2% in fiscal 2005 to 26.3% in fiscal 2006 due to the increase in our sales volume. On a comparative basis, our sales and marketing expenses increased from $6,031 in fiscal 2005 to $6,645 in fiscal 2006 due primarily to an increase in our commission expense during the current period, which was directly related to the increase in our revenue. Our engineering and project management expenses decreased from $3,608 in fiscal 2005 to $3,480 in fiscal 2006 as a result of our cost control measures and product standardization activities. Our general and administrative expenses increased from $4,770 in fiscal 2005 to $6,562 in fiscal 2006 due primarily to a one time charge during the second quarter of fiscal 2006 incurred in connection with a special project, payments under an employment agreement resulting from the retirement of our Chief Executive Officer, and severance paid to a former officer. Additionally, our general and administrative expenses increased in fiscal 2006, compared to 2005 due to expenses associated with legal defense costs.
     For fiscal 2005, our operating expenses from continuing operations decreased by $520, or 3.5%, from $14,929 in fiscal 2004 to $14,409 in fiscal 2005. As a percentage of revenues these expenses increased from 25.0% in fiscal 2004 to 28.2% in fiscal 2005 due to the decline in our sales volume. On a comparative basis, our sales and marketing expenses decreased from $6,158 in fiscal 2004 to $6,031 in fiscal 2005 due primarily to a decrease in our commission expense during the current period, which was directly related to the decrease in our revenue. Our engineering and project management expense decreased from $4,140 in fiscal 2004 to $3,608 in fiscal 2005 as a result of our cost control measures and product standardization activities. Our general and administrative expenses increased from $4,631 in fiscal 2004 to $4,770 in fiscal 2005 due primarily to the increased costs of compliance with new SEC regulations.

     Other Income and Expense (dollars in thousands)
     For fiscal 2006, other income and other expense items changed by $392 from other income of $63 in fiscal 2005 to other income of $455 in fiscal 2006. This change was primarily due to an increase in interest income of $100, an increase in foreign currency exchange gains associated with our UK operations of $120, and miscellaneous expenses in fiscal 2005 of $172, that were not incurred in fiscal 2006.
     For fiscal 2005, other income and expense items changed by $87 from other expense of $24 for fiscal 2004 to other income of $63 for fiscal 2005. This change was primarily due to a reduction in our foreign currency exchange losses associated with our UK operations of $101 during fiscal 2004 compared to $22 during fiscal 2005.
     Income Taxes (dollars in thousands)
     The Company’s effective income tax rate for continuing operations was 55.0%, 17.7% and 37.6% in fiscal 2006, 2005 and 2004, respectively. The rate in fiscal 2006 was impacted by increased state income tax expense during the year and reduced foreign tax related benefits. The rate in fiscal 2005 was impacted by a valuation allowance recorded to reduce the deferred tax asset associated with a state operating loss carry-forward of a subsidiary. Additionally, the fiscal 2005 tax rate was impacted by increased foreign tax related benefits. The tax rate in fiscal 2004 was impacted by increased state income tax expense during the year and reduced foreign tax related benefits.
     Net Earnings (Loss) from Continuing Operations (dollars in thousands, except per share amounts)
     Our net earnings from continuing operations for 2006 increased by $1,067 to net earnings of $541, or 0.9% of revenues, from a net loss of $526, or 1.0% of revenues for fiscal 2005, as a result of an increase in revenues which was partially offset by increased general and administrative expenses. Basic earnings (loss) per share increased from a net loss of ($0.17) per share for fiscal 2005, to net earnings of $0.18 per share for fiscal 2006. Diluted earnings (loss) per share increased from a net loss of ($0.17) per share for fiscal 2005, to net earnings of $0.17 per share for fiscal 2006.
     In 2005, our net earnings from continuing operations decreased by $2,928 from net earnings of $2,402, or 4.0% of revenues, for fiscal 2004, to a net loss of $526, or 1.0% of revenues, for fiscal 2005 as a result of a decrease in revenues and increased start-up and warranty costs during the period. Basic earnings (loss) per share decreased from net earnings of $0.80 per share for fiscal 2004, to a net loss of ($0.17) per share for fiscal 2005. Diluted earnings (loss) per share decreased from net earnings of $0.79 per share for fiscal 2004, to a net loss of ($0.17) per share for fiscal 2005.
     Discontinued Operations (dollars in thousands, except per share amounts)
          Our net loss from discontinued operations for fiscal 2006 was $115 compared to a net loss of $66 for fiscal 2005. Our net loss in fiscal 2006 related primarily to legal expenses associated with adversary proceedings initiated by Enron Corp. (“Enron”) and National Energy Production Corporation (“NEPCO”). Our net loss in fiscal 2005 related primarily to costs associated with the start-up and warranty costs of certain boiler projects. Basic and diluted loss per share from discontinued operations was ($0.04) per share for fiscal 2006, compared to a loss of ($0.02) per share for fiscal 2005.
     Our net loss from discontinued operations for fiscal 2005 was $66 compared to a net loss of $364 for fiscal 2004. Our net loss in fiscal 2005 fiscal year related primarily to costs associated with the start-up and warranty costs of certain boiler projects. Basic and diluted loss per share from discontinued operations was ($0.02) per share for fiscal 2005, compared to a loss of ($0.12) per share for fiscal 2004.

     Net Earnings (Loss) (dollars in thousands, except per share amounts)
     Our net earnings for fiscal 2006 of $426, or 0.7% of revenues, increased $1,018 from a net loss of $592, or 1.2% of revenues for fiscal 2005. Basic and diluted earnings (loss) per share increased from a net loss of ($0.20) per share for fiscal 2005, to net earnings of $0.14 per share for fiscal 2006.
     Our net loss for fiscal 2005 of $592, or 1.2% of revenues, decreased $2,630 from net earnings of $2,038, or 3.4% of revenues for fiscal 2004. Basic earnings (loss) per share decreased from net earnings of $0.68 per share for fiscal 2004, to a net loss of ($0.20) per share for fiscal 2005. Diluted earnings (loss) per share decreased from net earnings of $0.67 per share for fiscal 2004, to a net loss of ($0.20) per share for fiscal 2005.
Results of Operations – Segments
     Currently, we have two lines of business: Environmental Systems and Separation Filtration Systems. Revenue and operating income in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
     Environmental Systems
     This reporting segment represented 31.2%, 40.3%, and 47.0% of our revenues in fiscal years, 2006, 2005, and 2004, respectively. The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” SCR Systems are integrated systems, with instruments, controls and related valves and piping.
     The following summarizes Environmental Systems revenues and operating income (dollars in thousands):

	Year ended June 30,
	2006	2005	2004

Revenue	$19,767	$20,591	$28,096
Operating income	$2,055	$2,309	$4,133

Operating income as % of revenue	10.4%	11.2%	14.7%
     Revenues from Environmental Systems decreased by $824, or 4.0%, in fiscal 2006 when compared to fiscal 2005. Revenues from Environmental Systems decreased by $7,505, or 26.7%, in fiscal 2005 when compared to fiscal 2004. Our Environmental Systems segment continues to be impacted by the lack of new power plant construction, uncertainties regarding compliance strategies at existing facilities, and increased competition. While we have seen a decline in our Environmental Systems sales over the past several years, we presently expect the increasing demand for energy and shrinking electricity generation reserves to result in new power plant construction which will likely require NOx reduction equipment. In addition, as compliance deadlines for air regulations come into effect over the next three to five years, we expect that spending for NOx reduction systems will increase as compliance strategies at existing facilities become more certain. We continue to see a steady increase to our proposal levels, particularly for our products in new power related projects in selected domestic regions, as well as international regions, and anticipated compliance projects.
     Environmental Systems operating income in fiscal 2006 decreased $254 compared to fiscal 2005. Environmental Systems operating income in fiscal 2005 decreased $1,824 compared to fiscal 2004. As a percentage of Environmental Systems revenue, operating income was 10.4%, 11.2%, and 14.7% in fiscal

2006, 2005, and 2004, respectively. The major impacts to Environmental Systems operating income related to the following:
1)	Material price increases: Due to heavy worldwide demand, steel prices (most notably stainless steel prices) have increased considerably over the past year. Most of the contracts governing the sale of our products are long-term, fixed-priced contracts which, in a volatile environment, increases our risk of margin deterioration. We attempt to stabilize our costs by ordering materials at the time an order is received. However, on long-term deliverable contracts, this may not always be possible. To mitigate our risk under these contracts, we attempt to negotiate escalation provisions. However, such provisions do not always cover our full exposure.

2)	Start-up and warranty expenses, as a percentage of sales: Actual start-up and warranty expenses were $940, $1,755, and $1,059 in 2004, 2005, and 2006 respectively. Start-up and warranty expenses as a percentage of sales were 3.3%, 8.5% and 5.4% in fiscal 2004, 2005, and 2006, respectively. The increase in expense during fiscal 2005 related predominately to two projects. These projects were high temperature, ultra-low NOx applications that required extensive modifications to accommodate the customer’s operating conditions and meet their expectations. The decrease in fiscal 2006 expenses reflects the improvement of our project execution.

3)	Operational expenses, as a percentage of sales: As part of our continued cost control measures and product standardization activities, our operational expenses have continued to decline from $4,362 in fiscal 2004, to $3,792 in fiscal 2005 and $3,005 in fiscal 2006. However, the expenses have, as a percentage of sales, increased from 15.5% in fiscal 2004, to 18.4% in fiscal 2005, and decreased to 15.2% in fiscal 2006.
          Separation Filtration Systems
          This reporting segment represented 68.8%, 59.7%, and 53.0% of our revenues in fiscal years 2006, 2005, and 2004, respectively. The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems.
          The following summarizes Separation Filtration Systems revenues and operating income (dollars in thousands):

	Year ended June 30,
	2006	2005	2004

Revenues	$43,644	$30,472	$31,665
Operating income	$5,253	$1,759	$4,371

Operating income as % of revenue	12.0%	5.8%	13.8%
          Revenues from Separation Filtration Systems increased by $13,172, or 43.2%, in fiscal 2006 when compared to fiscal 2005. Revenues from Separation Filtration Systems decreased by $1,193, or 3.8%, in fiscal 2005 when compared to fiscal 2004. Our domestic Separation Filtration Systems revenues increased by $5,159 in fiscal 2006 compared fiscal 2005. Our international revenues increased $8,013 in fiscal 2006 compared to fiscal 2005. The increase in fiscal 2006 related primarily to increased sales of our gas separation and filtration products globally. Our domestic Separation Filtration Systems revenues decrease by $2,465 in fiscal 2005 compared fiscal 2004. Our international revenues increased $1,272 in fiscal 2005 compared to fiscal 2004. The decrease in our domestic revenues during fiscal 2005, related to a decrease in the sales of our gas separation and filtration products, resulting from a decline in domestic fuel gas conditioning system projects that are used in new gas-fired power plants. This decrease was partially offset by the increase in our nuclear sales, which was attributable to life extension and power up-rate projects at domestic and international nuclear power plants.
          Separation Filtration Systems operating income in fiscal 2006 increased $3,494 compared to fiscal 2005 and Separation Filtration Systems operating income in fiscal 2005 decreased $2,612 compared to fiscal 2004. As a percentage of Separation Filtration Systems revenue, operating income was 12.0%, 5.8%, and 13.8% in fiscal 2006, 2005, and 2004, respectively. The major impacts to Separation Filtration Systems operating income related to the following:
1)	Shifts in our product mix and increased demand: Due to the increased demand for natural gas, both domestically and internationally, we have experienced a shift in our product mix, with a significant increase in revenues from our separation and filtration products. As a result of this increase in demand, many orders require expedited delivery and our customers have been willing to pay a premium for the expedited delivery. Additionally, our operating income has benefited from the competitive advantages of new products we have recently introduced to the market.

2)	Material price increases: Due to heavy worldwide demand, steel prices (most notably stainless steel prices) have increased considerably over the past several years. Most of the contracts governing the sale of our products are long-term, fixed-priced contracts which, in a volatile environment, increase our risk of margin deterioration. We attempt to stabilize our costs by ordering materials at the time an order is received. However, on long-term deliverable contracts, this may not always be possible. To mitigate our risk under these contracts, we attempt to negotiate escalation provisions. However, such provisions do not always cover our full exposure.

3)	Operational expenses, as a percentage of sales: Our operational expenses were $5,936 in fiscal 2004, $5,847 in fiscal 2005 and $7,120, in fiscal 2006. The expenses as a percentage of revenue were 18.7% in fiscal 2004, 19.2% in fiscal 2005, and 16.3% in fiscal 2006. The change in the expense is primarily attributed to changes in the commission expense associated with changes in revenues.
          Corporate Level Expenses
          The following summarizes corporate level expenses excluded from our segment operating results (dollars in thousands):

	Year ended June 30,
	2006	2005	2004

Corporate level expenses	$6,562	$4,770	$4,631
          The corporate level expenses excluded from our segment operating results are corporate level general and administrative expenses. See Item 7. – “Management’s Discussion and Analysis of Financial and Results of Operations – Consolidated” of this Report for additional discussion on these expenses.

Market Outlook
     Environmental Systems. Although our Environmental Systems business has been impacted by the decreased construction of new gas power plants and compliance strategy uncertainties at existing facilities, we would expect that as compliance deadlines for air regulations come into effect over the next three to five years and users implement their compliance plans, spending for environmental reduction systems will increase. State Implementation Plans, the Clean Air Interstate Rule, and consent decrees all create positive market conditions for our Environmental Systems. In addition, increasing energy demand is beginning to require the construction of new power plants and refinery expansions, which would require some type of a NOx reduction system. Domestically, new gas-fired plants will likely be constructed to meet peak electricity demand. New coal-fired power plants, applied to base-load operations, are planned for construction over the next several years. Switching from coal to alternative fuels for small to medium-sized field erected boilers will also require NOx and other pollutant reduction equipment supplied by this business segment.
     Separation Filtration Systems. The strong energy demand is creating opportunities for our separation and filtration products around the world. New pipelines, gas processing facilities, chemical and petrochemical processing plants, and LNG plants and terminals are driving growth of this business segment. The domestic and international markets for our separation products continues to remain strong as nuclear power plants continue to invest in life extension and power up-rate projects, in connection with their license renewals. The construction of new nuclear power plants internationally is also creating opportunities.
Contingencies (dollars in thousands)
     On March 19, 2004, we received notice that an adversary proceeding was initiated by Enron and NEPCO in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated our discontinued Boiler business under the name ABCO Industries. The plaintiffs alleged that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and sought to recover approximately $1,000 from ABCO. We reached an agreement with the bankruptcy estates of Enron and NEPCO to settle and resolve the litigation for $175. On May 4, 2006, the United States Bankruptcy Court for the Southern District of New York, where Enron and NEPCO’s bankruptcy cases are pending, approved the settlement agreement among us, Enron and NEPCO. The settlement was consummated and the litigation dismissed in the quarter ended June 30, 2006.
     On April 25, 2005, we received notice that we may have received preferential transfers amounting to approximately $900 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that all, or a majority of the payments received may not meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, or that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of loss, at this time, is not probable.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Backlog
     Our backlog of uncompleted orders was $40 million at June 30, 2006 and $34 million at June 30, 2005. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled. Of our backlog at June 30, 2006, 85% is scheduled to be completed during our next fiscal year, compared to 74% at June 30, 2005. We have received significant contract awards in each of our business segments. Domestic and international market demand for our separation and filtration products continues to improve. The slow growth in gas turbine-based power plant construction within the United States together with intensified competition continues to create challenges for our Environmental Systems business.
Financial Position (dollars in thousands)
     Assets. Total assets increased by $8,355 or 21.0%, from $39,804 at June 30, 2005, to $48,159 at June 30, 2006. We held cash and cash equivalents of $6,411, had working capital of $22,930, and a current liquidity ratio of 2.0-to-1.0 at June 30, 2006. This compares with cash and cash equivalents of $8,277, working capital of $20,272, and a current liquidity ratio of 2.3-to-1.0 at June 30, 2005. The increase in our assets is primarily related to a $4,850 increase in accounts receivable and a $3,751 increase in our cost and earnings in excess of billings.
     Liabilities and Shareholders’ Equity. Total liabilities increased by $6,728 or 43.4%, from $15,514 at June 30, 2005 to $22,242 at June 30, 2006. This increase in liabilities relates primarily to an increase in our accounts payable of $5,288 and our accrued expenses of $ 559. The increase in our equity of $1,627, or 6.7%, from $24,290 at June 30, 2005 to $25,917 at June 30, 2006 resulted primarily from net income for the year and stock options exercised during the year. Our debt (total liabilities)-to-equity ratio increased from .64-to-1.0 at June 30, 2005 to ..86-to-1.0 at June 30, 2006, reflecting a 44 % increase in our current liabilities and a 6.7% increase in our equity during the fiscal year.
Liquidity and Capital Resources (dollars in thousands)
     Our cash and cash equivalents of continuing operations were $6,411 as of June 30, 2006, compared to $8,277 at June 30, 2005. Cash used in operating activities of continuing operations during fiscal 2006 was $2,488, compared to cash provided by operating activities during fiscal 2005 of $4,887 and cash used in operating activities during fiscal 2004 of $4,660.
     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We customarily bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At June 30, 2006, the balance of these working capital accounts was $13,893 compared to $11,100 at June 30, 2005, reflecting an increase of our investment in these working capital items of $2,793. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During fiscal 2006, a smaller percentage of our contracts in progress called for billings upon the attainment of certain milestones versus project shipment, which resulted in the increase in our investment in these working capital accounts.
     Cash used in investing activities of continuing operations was $258 for fiscal 2006, compared to cash used in investing activities of $897 and $98 for fiscal 2005 and 2004, respectively. The use of this cash during fiscal 2006 related primarily to purchases of plant equipment. The use of this cash during fiscal 2005 related primarily to the acquisition of certain composite louver technology and equipment for our marine product line, capital refurbishments of our Denton and Abilene, Texas manufacturing facilities, and software and hardware upgrades to our computer system. The use of this cash during fiscal 2004 related primarily to refurbishment of our Denton and Abilene, Texas manufacturing facilities, offset by the redemption of short term investments.
     Cash provided by financing activities of continuing operations was $980, $140 and $98 during fiscal 2006, 2005 and 2004, respectively, and related to the proceeds and tax benefits from the issuance of common stock pursuant to employee stock options.
     Cash used by discontinued operations during fiscal 2006 was $97, compared to cash provided by discontinued operations during fiscal 2005 of $25 and cash provided from discontinued operations during fiscal 2004 of $2,119. The cash provided during fiscal 2004 can be attributed to the collection of a significant receivable due from a customer.
     As a result of the above factors, our cash and cash equivalents during fiscal 2006 decreased by $1,866, compared to an increase of $4,158 in fiscal 2005 and a decrease of $2,561 in fiscal 2004.
     Prior to the amendment described below, we maintained a $12,500 revolving line of credit facility for working capital requirements that had an expiration date of October 31, 2006. The credit line carried a floating interest rate based on the prime or Euros rate plus or minus an applicable margin, and was secured by substantially all of the Company’s assets. As of June 30, 2006, the applicable rate was Euro plus 1.75% (7.06%). At June 30, 2006, we had no outstanding balances under the credit line, and $5,157 outstanding under stand-by letters of credit, leaving $7,343 of maximum availability under the facility (actual availability at June 30, 2006 was $6,816 based on borrowing base calculation). The facility contained financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of June 30, 2006, we were in compliance with all financial and other covenants of the loan agreement.
     In addition, our UK subsidiary had a £2,600 ($4,800) facility used to facilitate the issuances of bank guarantees. This facility is secured by a debenture over the assets of the UK subsidiary, and was backed by a Peerless stand-by letter of credit of £1,400 ($2,616, which was included in the $5,157 outstanding under the Company’s $12,500 revolving credit facility described above) and had an expiration date of October 1, 2006. At June 30, 2006, there was £1,979 ($3,660) outstanding guarantees under this facility, leaving availability of £621 ($1,140).
     We have renewed and amended our $12,500 revolving credit facility with Comerica Bank. The amendment was executed September 22, 2006. The renewed and amended credit facility is a $9,000 revolving line of credit for working capital requirements that expires September 30, 2008 and has a maximum availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. The $9,000 revolving line of credit carries a floating interest rate based on the prime or Eurodollar rate plus or minus an applicable margin, and is secured by substantially all of our assets. As of June 30, 2006, the applicable rate would have been Eurodollar plus 2.00% (7.31%). Our existing stand-by letter of credit of £1,400 ($2,616), that currently backs our UK subsidiary line of credit will not be renewed under this $9,000 credit facility. We may purchase a fully collateralized £1,400 ($2,616) stand-by line of credit from Comerica Bank or provide the equivalent amount of other assets to back our UK subsidiary line of credit. This $9,000 credit facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.
     We believe we maintain adequate liquidity to support existing operations and planned growth, as well as to continue operations during reasonable periods of unanticipated adversity.

Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2006 except as disclosed below in Aggregate Contractual Obligations.
Aggregate Contractual Obligations (dollars in thousands)
     The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 30, 2006.

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$206	$154	$52	$—	$—
Purchase obligations (2)	15,481	15,481	—	—	—
Stand-by letters of credit (3)	8,817	6,750	2,067	—	—

Total contractual obligations	$24,504	$22,385	$2,119	$—	$—

(1)	The Company anticipates that it will be required to relocate its headquarters facility during the quarter ending March 31, 2007. The relocation of the headquarters facility is expected to result in additional operating leases not reflected in the above table. For further discussion, see Note F – “Assets Held for Sale” in our Notes to Consolidated Financial Statements contained in this Report.

(2)	Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2006. We believe that some of these obligations could be canceled for payment of a nominal penalty, or no penalty. However, the amount of open purchase orders that could be canceled in this manner is difficult to quantify. In addition, we generally have contracts with our customers that minimize our exposure to losses for materials purchased within lead-times necessary to meet customer forecasts.

(3)	The stand-by letters of credit includes $5,157 issued under the Peerless $12,500 revolving credit facility and $3,660 issued by the UK subsidiary under its facility.
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
     Certain of our accounting policies require a higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, accrual for estimated warranty costs, allowance for doubtful accounts, reserve for obsolete and slow moving inventory, and valuation allowance related to the deferred tax asset. Our policies and related procedures for these items are summarized below.
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
     When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We continually update our estimates of costs and the status of each project with our subcontractors and our manufacturing plants. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-priced arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, and other factors can affect our cost estimates. While we attempt to reduce the risk related to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.
     Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty depending upon the product involved and customary practices. In general, our warranties require us to repair or replace defective products during the warranty period at no cost to the customer. We attempt to obtain back-up concurrent warranties for major component parts from our suppliers. As of each balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability for product warranties could differ from actual warranty costs incurred in the future.
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers directly, and record a provision for doubtful accounts based on historical usage and estimated future usage. As actual collections or market conditions may vary from those projected, adjustments to our allowance for doubtful accounts may be required.
     Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review inventory values on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.
     Deferred Tax Asset – Valuation Allowance. We have a significant amount of net deferred tax assets, which consisted of a subsidiary state net operating loss carry-forward and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The state net operating loss carry-forward expires, if unused, as follows: $3.3 million in 2007; $2.1 million in 2008;

$1.9 million in 2009; and, $210,000 in 2010. Based on evaluations performed, we determined that it is more likely than not, that insufficient taxable income will be generated by the subsidiary to fully utilize the state operating loss carry-forward prior to its expirations, and we have accordingly recorded a valuation allowance to reduce the corresponding deferred tax asset to its anticipated net realizable value (see Note O in the Notes to Consolidated Financial Statements). As actual future factors or conditions may vary from those projected, adjustments to our valuation allowance may be required.
New Accounting Standards
     In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. A company that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. We elected to adopt the transition method as described in the FSP as of July 1, 2005. This method change did not have an impact on our financial statements.
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We feel our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United Stated dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. We, on occasion, will purchase derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivative transactions outstanding as of June 30, 2006.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Peerless Mfg. Co.
We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Mfg. Co. and subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note L to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in effective July 1, 2005.

/s/ Grant Thornton LLP

Dallas, Texas
September 22, 2006

Peerless Mfg. Co. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands)
ASSETS

	June 30,
	2006	2005
Current assets:
Cash and cash equivalents	$6,411	$8,277
Accounts receivable-principally trade — net of allowance for doubtful accounts of $462 at June 30, 2006 and $352 at June 30, 2005	16,463	11,613
Inventories	4,871	3,297
Costs and earnings in excess of billings on uncompleted contracts	13,891	10,140
Assets held for sale	767	—
Deferred income taxes	1,338	1,163
Other current assets	1,431	1,206

Total current assets	45,172	35,696

Property, plant and equipment — net	2,140	3,315
Other assets	845	784
Deferred income taxes	2	—
Other assets of discontinued operations	—	9

Total assets	$48,159	$39,804

See accompanying notes to consolidated financial statements.

Peerless Mfg. Co. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2006	2005
Current liabilities:
Accounts payable	$13,860	$8,572
Billings in excess of costs and earnings on uncompleted contracts	2,601	2,081
Commissions payable	1,238	762
Income taxes payable	75	—
Product warranties	851	845
Accrued liabilities and other	3,617	3,058
Current liabilities of discontinued operations	—	106

Total current liabilities	22,242	15,424

Deferred income taxes	—	90

Commitments and contingencies

Shareholders’ equity:
Common stock — authorized, 10,000,000 shares of $1 par value; issued and outstanding, 3,133,809 and 3,036,434 shares at June 30, 2006 and 2005, respectively	3,134	3,036
Additional paid-in capital	3,143	2,114
Accumulated other comprehensive income	245	171
Retained earnings	19,395	18,969

Total shareholders’ equity	25,917	24,290

Total liabilities and shareholders’ equity	$48,159	$39,804

See accompanying notes to consolidated financial statements.

Peerless Mfg. Co. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Year ended June 30,
	2006	2005	2004
Revenues	$63,411	$51,063	$59,761
Cost of goods sold	45,978	37,356	40,959

Gross profit	17,433	13,707	18,802
Operating expenses
Sales and marketing	6,645	6,031	6,158
Engineering and project management	3,480	3,608	4,140
General and administrative	6,562	4,770	4,631

	16,687	14,409	14,929

Operating income (loss)	746	(702)	3,873

Other income (expense)
Interest income	248	158	80
Foreign exchange gain (loss)	101	(22)	(101)
Other income (expense) — net	106	(73)	(3)

	455	63	(24)

Earnings (loss) from continuing operations before income taxes	1,201	(639)	3,849
Income tax benefit (expense)	(660)	113	(1,447)

Net earnings (loss) from continuing operations	541	(526)	2,402

Discontinued operations
Loss from discontinued operations	(183)	(80)	(622)
Income tax benefit	68	14	258

Net loss from discontinued operations	(115)	(66)	(364)

Net earnings (loss)	$426	$(592)	$2,038

BASIC EARNINGS (LOSS) PER SHARE *
Earnings (loss) from continuing operations	$0.18	$(0.17)	$0.80
Loss from discontinued operations	(0.04)	(0.02)	(0.12)

Basic earnings (loss) per share	$0.14	$(0.20)	$0.68

DILUTED EARNINGS (LOSS) PER SHARE *
Earnings (loss) from continuing operations	$0.17	$(0.17)	$0.79
Loss from discontinued operations	(0.04)	(0.02)	(0.12)

Diluted earnings (loss) per share	$0.14	$(0.20)	$0.67

*	Certain earnings (loss) per share amounts may not total due to rounding
See accompanying notes to the consolidated financial statements.

Peerless Mfg. Co. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(Amounts in thousands)

				Accumulated
			Additional	Other		Total
	No. of	Common	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Stock	Capital	Income	Earnings	Equity
Balance at July 1, 2003	2,999	$2,999	$1,768	$21	$17,523	$22,311

Comprehensive income
Net earnings from continuing operations					2,402	2,402
Net loss from discontinued operations					(364)	(364)
Foreign currency translation adjustment				193		193

Total comprehensive income						2,231

Restricted stock grants			3			3
Stock options exercised	15	15	83			98
Income tax benefit related to stock options exercised			30			30

Balance at June 30, 2004	3,014	3,014	1,884	214	19,561	24,673

Comprehensive loss
Net loss from continuing operations					(526)	(526)
Net loss from discontinued operations					(66)	(66)
Foreign currency translation adjustment				(43)		(43)

Total comprehensive loss						(635)

Stock options expense			69			69
Stock options exercised	22	22	118			140
Income tax benefit related to stock options exercised			43			43

Balance at June 30, 2005	3,036	3,036	2,114	171	18,969	24,290

Comprehensive income
Net earnings from continuing operations					541	541
Net loss from discontinued operations					(115)	(115)
Foreign currency translation adjustment				74		74

Total comprehensive income						500

Restricted stock grants	10	10	19			29
Stock options expense			118			118
Stock options exercised	88	88	586			674
Income tax benefit related to stock options exercised			306			306

Balance at June 30, 2006	3,134	$3,134	$3,143	$245	$19,395	$25,917

See accompanying notes to consolidated financial statements

Peerless Mfg. Co. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$426	$(592)	$2,038
Adjustments to reconcile net earnings (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	688	636	754
Deferred income taxes	(267)	100	280
Provision for bad debts	427	318	39
Provision for warranty expense	590	541	880
Inventory valuation reserve	271	161	74
Foreign exchange (gain) loss	(101)	22	101
Gain on sale of equipment	(22)	—	—
Stock based compensation	118	—	—
Restricted stock amortization	29	—	—
Other	—	69	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(5,227)	1,661	1,393
Inventories	(1,833)	(359)	36
Costs and earnings in excess of billings on uncompleted contracts	(3,653)	2,288	(3,705)
Other current assets	(221)	(348)	284
Other assets	(61)	138	59
Accounts payable	5,300	(1,236)	(3,971)
Billings in excess of costs and earnings on uncompleted contracts	520	1,682	(1,628)
Commissions payable	476	(82)	(197)
Product warranties	(584)	(678)	(744)
Excess tax benefits from stock-based payment arrangements	(306)	—	—
Income taxes payable	381	(557)	534
Accrued liabilities and other	561	1,123	(887)

Net cash provided by (used in) operating activities of continuing operations:	(2,488)	4,887	(4,660)
Cash flow from investing activities of continuing operations:
Proceeds from short term investments	—	—	309
Purchases of property and equipment	(315)	(897)	(407)
Proceeds from the sale of equipment	57	—	—

Net cash used in investing activities of continuing operations	(258)	(897)	(98)
Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	674	140	98
Excess tax benefits from stock-based payment arrangements	306	—	—

Net cash provided by financing activities of continuing operations	980	140	98
Cash flow from discontinued operations — revised:
Cash provided by (used in) operating activities	(106)	25	1,977
Cash provided by investing activities	9	—	142
Cash provided by financing activities	—	—	—

Net cash provided by (used in) discontinued operations	(97)	25	2,119
Effect of exchange rate changes on cash and cash equivalents	(3)	3	(20)
Net increase (decrease) in cash and cash equivalents	(1,866)	4,158	(2,561)
Cash and cash equivalents at beginning of period	8,277	4,119	6,680

Cash and cash equivalents at end of period	$6,411	$8,277	$4,119

Supplemental information on cash flow:
Income taxes paid	$45	$730	$177
Income taxes refunded	$(237)	$(14)	$(49)
See accompanying notes to consolidated financial statements

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
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
At June 30, 2006 and 2005, the Company had $1,210 and $1,109, respectively, in foreign bank balances in Canada, Singapore and the United Kingdom.
Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on evaluation of the customer’s financial condition and, generally collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.
The Company had $1,033 and $756 of current retention receivables included in accounts receivable – trade at June 30, 2006 and 2005, respectively. Additionally, $438 and $381 of long-term retention receivables are included in other assets at June 30, 2006 and 2005, respectively.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Changes in the Company’s allowance for doubtful accounts are as follows:

	Year ended June 30,
	2006	2005	2004
Balance at beginning of year	$352	$431	$402
Bad debt expense	427	318	39
Accounts written off, net	(317)	(397)	(10)

Balance at end of year	$462	$352	$431

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
(Amounts in thousands, except share and per share amounts.)
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS 123(R), “Share-Based Payments.” Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost over the requisite service period.
Shipping and Handling Policy
Shipping and handling fees charged to customers are reported as revenue. Shipping and handling costs that are incurred that relate to products sold are reported as cost of goods sold. Shipping and handling fees included in revenue were $957, $663, and $908 for fiscal 2006, 2005, and 2004, respectively. Shipping and handling costs included in cost of goods sold were $861, $839, and $993 for fiscal 2006, 2005, and 2004, respectively.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Income Taxes
The Company accounts for income taxes in accordance with FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis.
Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year presented. Diluted earnings (loss) per common share gives effect to the assumed issuance of shares pursuant to outstanding stock option and restricted stock plans, when dilutive.
Foreign Currency
All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of shareholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations.
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these items.
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
Reclassification
Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications include the revision of the cash provided or used in Discontinued Operations on the Consolidated Statements of Cash Flows.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS
In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires a company to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. A company that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. The Company elected to adopt the transition method as described in the FSP as of July 1, 2005. This method change did not have an impact on the Company’s financial statements.
In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for the Company beginning July 1, 2007. The Company is assessing the potential impact that the adoption of FIN No. 48 will have on its financial statements.
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
The Company is not dependent upon any single customer or group of customers in either of our two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variance in its major customers. During fiscal 2006, one customer accounted for 9% of its consolidated revenues. In fiscal 2005, a different customer accounted for 8% of the Company’s revenues and in fiscal 2004, another customer accounted for 8% of revenue.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE D. DISCONTINUED OPERATIONS
During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture, and the Company sold certain assets of its Boiler business segment with a net book value of $110, for $250, resulting in a gain before tax on disposal of $140.
The following represents a summary of operating results and the gain on disposition of the Boiler segment presented as discontinued operations:

	Year ended June 30,
	2006	2005	2004

Revenues	$—	$—	$360
Cost of goods sold	—	75	833

Gross margin (loss)	—	(75)	(473)
Operating expenses	183	5	289

Operating loss	(183)	(80)	(762)
Other income	—	—	—
Income tax benefit	68	14	306

Net loss from operations	(115)	(66)	(456)
Gain on disposal, net of taxes	—	—	92

Net loss	$(115)	$(66)	$(364)

Diluted loss per share
Net loss from operations	$(0.04)	$(0.02)	$(0.15)

Net gain on disposal	$—	$—	$0.03

Net loss	$(0.04)	$(0.02)	$(0.12)

The current and non-current assets and liabilities of the discontinued boiler segment are as follows:

	June 30,
	2006	2005
Assets
Equipment — net of accumulated depreciation of $11 at June 30, 2005	$—	$9

Total assets of discontinued operations	$—	$9

Liabilities
Product warranties and other reserves	$—	$106

Total current liabilities of discontinued operations	$—	$106

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE E. INVENTORIES
Principal components of inventories are as follows:

	June 30,
	2006	2005
Raw materials	$4,417	$3,027
Work in progress	626	232
Finished goods	262	356

	5,305	3,615

Reserve for obsolete and slow-moving inventory	(434)	(318)

	$4,871	$3,297

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Year ended June 30,
	2006	2005	2004
Balance at beginning of year	$318	$196	$122
Additions	271	161	74
Amounts written off	(155)	(39)	—

Balance at end of year	$434	$318	$196

NOTE F. ASSETS HELD FOR SALE
The Company has been notified by the Dallas Area Rapid Transit Authority that the Company’s headquarters facility located in Dallas, Texas will be acquired in either a negotiated transaction or condemnation proceeding under eminent domain laws. The property is approximately 12 acres and contains the Company’s administrative offices, research & development laboratory, and manufacturing and storage operations. The Company estimates that the fair value of the facility is between $4,000 and $4,400, based on appraisals (unaudited). At June 30, 2006, the book value of the facility was $767. The Company anticipates that it will be required to relocate all administrative, research & development, manufacturing and storage operations currently performed at this facility during the fiscal quarter ending March 31, 2007.
The assets held for sale are summarized as follows:

June 30, 2006
Buildings & improvements	$2,768
Equipment	152
Furniture and fixtures	13

2,933
Less accumulated depreciation	(2,794)

139
Land	628

$767

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE G. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is summarized as follows:

	June 30,
	2006	2005
Buildings & improvements	$1,329	$3,965
Equipment	4,642	4,577
Furniture and fixtures	3,356	3,512

	9,327	12,054
Less accumulated depreciation	(7,302)	(9,482)

	2,025	2,572
Land	115	743

	$2,140	$3,315

Depreciation expense for all property, plant and equipment (including the Assets Held for Sale at June 30, 2006) for the years ended June 30, 2006, 2005 and 2004 totaled $688, $636, and $754, respectively.
NOTE H. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	June 30,
	2006	2005
Costs incurred on uncompleted contracts and estimated earnings	$43,448	$34,978
Less billings to date	(32,158)	(26,919)

	$11,290	$8,059

The components of uncompleted contracts are reflected in the balance sheets as follows:

	June 30,
	2006	2005
Costs and earnings in excess of billings on uncompleted contracts	$13,891	$10,140
Billings in excess of costs and earnings on uncompleted contracts	(2,601)	(2,081)

	$11,290	$8,059

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE I. LINE OF CREDIT
Prior to the amendment described below, the Company maintained a $12,500 revolving line of credit facility for working capital requirements that had an expiration date of October 31, 2006. The credit line carried a floating interest rate based on the prime or Euros rate plus or minus an applicable margin, and was secured by substantially all of the Company’s assets. As of June 30, 2006, the applicable rate was Euro plus 1.75%, (7.06%). At June 30, 2006, the Company had no outstanding balances under the credit line, and $5,157 outstanding under stand-by letters of credit, leaving $7,343 of maximum availability under the facility (actual availability at June 30, 2006 was $6,816 based on borrowing base calculations). The facility contained financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. As of June 30, 2006, the Company was in compliance with all financial and other covenants of the loan agreement.
In addition, our UK subsidiary had a £2,600 ($4,800) facility used to facilitate the issuances of bank guarantees. This facility is secured by a debenture over the assets of the UK subsidiary, and was backed by a Peerless stand-by letter of credit of £1,400 ($2,616, which was included in the $5,157 outstanding under the Company’s $12,500 revolving credit facility described above) and had an expiration date of October 1, 2006. At June 30, 2006, there was approximately £1,979 ($3,660) outstanding guarantees under this facility, leaving availability of £621 ($1,140).
The Company has renewed and amended its $12,500 revolving credit facility with Comerica Bank. The amendment was executed September 22, 2006. The renewed and amended credit facility is a $9,000 revolving line of credit for working capital requirements that expires September 30, 2008 and has a maximum availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. The $9,000 revolving line of credit carries a floating interest rate based on the prime or Eurodollar rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets. As of June 30, 2006, the applicable rate would have been Eurodollar plus 2.00% (7.31%). The Company’s existing stand-by letter of credit of £1,400 ($2,616), that currently backs its UK subsidiary line of credit will not be renewed under this $9,000 credit facility. The Company may purchase a fully collateralized £1,400 ($2,616) stand-by line of credit from the bank or provide the equivalent amount of other assets to back its UK subsidiary line of credit. This $9,000 credit facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE J. PRODUCT WARRANTIES
The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed-upon specifications at the time of delivery and typically for a period of 12 to 18 months from the date of customer acceptance, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from its suppliers. The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product revenue is recognized. Revision to the estimated product warranties is made when necessary, based on changes in these factors. Product warranty activity is as follows:

	Year ended June 30,
	2006	2005	2004
Balance at beginning of period	$845	$982	$846
Provision for warranty expenses	590	541	880
Warranty charges	(584)	(678)	(744)

Balance at end of period	$851	$845	$982

NOTE K. COMMITMENTS AND CONTINGENCIES
The Company leases office space, office equipment and other personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $163, $208, and $217 for fiscal 2006, 2005 and 2004, respectively.
At June 30, 2006, future minimum rental commitments under all operating leases are as follows:

Fiscal Year	Amount
2007	$154
2008	52
Thereafter	—

$206

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE K. COMMITMENTS AND CONTINGENCIES — CONTINUED
The Company has been notified by the Dallas Area Rapid Transit Authority that the Company’s headquarters facility in Dallas, Texas will be acquired in either a negotiated transaction or condemnation proceeding under eminent domain laws. The Company estimates that the fair value of the facility is between $4,000 and $4,400. At June 30, 2006, the book value of the facility was $767. The property is approximately 12 acres and contains the Company’s administrative offices, research & development laboratory, and manufacturing and storage operations. The Company anticipates that it will be required to relocate all administrative, research & development, manufacturing and storage operations currently performed at this facility during the quarter ending March 31, 2007. The relocation of the administrative offices, research & development laboratory, and manufacturing and storage is expected to result in additional operating leases not reflected in the above table.
On March 19, 2004, the Company received notice that an adversary proceeding was initiated by Enron Corp. (“Enron”) and National Energy Production Corporation (“NEPCO”) in the United States Bankruptcy Court for the Southern District of New York against PMC Acquisition, Inc., a subsidiary that operated its discontinued Boiler business under the name ABCO Industries. The plaintiffs alleged that certain accounts receivable payments paid to ABCO were avoidable transfers under the Bankruptcy Code and sought to recover approximately $1,000 from ABCO. The Company reached an agreement with the bankruptcy estates of Enron and NEPCO to settle and resolve the litigation for $175. On May 4, 2006, the United States Bankruptcy Court for the Southern District of New York, where Enron and NEPCO’s bankruptcy cases are pending, approved the settlement agreement among the Company, Enron and NEPCO. The settlement was consummated and the litigation dismissed in the quarter ended June 30, 2006.
On April 25, 2005, the Company received notice that the Company may have received preferential transfers amounting to approximately $900 in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on its preliminary investigation, the Company believes that all, or a majority of the payments received may not meet the applicable standards for avoidance under the Bankruptcy Code and other applicable law, and that a number of defenses may be able to be asserted that may negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and management believes the likelihood of loss, at this time, is not probable.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings.
The Company has two stock option and restricted stock plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provides for a maximum of 240,000 shares of common stock to be issued. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provides for a maximum of 250,000 shares of common stock to be issued. Under both plans, stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. Under both plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the date of grant.
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
Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation cost in the amount of $118 during the twelve months ended June 30, 2006 and related tax-benefits of $43.
SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION — CONTINUED
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

	Year ended June 30,
	2005	2004
Net earnings (loss), as reported	$(592)	$2,038
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(161)	(161)

Pro forma net earnings (loss)	$(753)	$1,877

Earnings (loss) per share:
Basic — as reported	$(0.20)	$0.68

Basic — pro forma	$(0.25)	$0.63

Diluted — as reported	$(0.20)	$0.67

Diluted — pro forma	$(0.25)	$0.62

During fiscal 2005, the Company’s Board of Directors authorized the extension of the exercise period for certain options to a former Vice President, who retired from the Company on July 2, 2004. In connection, therewith, the Company recorded compensation expense in fiscal 2005 of $69.
On June 15, 2005, the Compensation Committee of the Board of Directors of Peerless Mfg. Co. and the Board of Directors approved the acceleration of the vesting of certain unvested stock options held by employees, including senior and executive officers meeting both 1) an exercise price equal to or in excess of $16.94 per share, and 2) a remaining vesting period less than 12 months. This resulted in 6,550 options becoming immediately exercisable as of June 15, 2005. The total impact of these options on the above pro-forma loss was an additional expense of $19, or ($0.01) per share. All other terms and conditions of such options remain unchanged. Of the options accelerated, 4,000 were options to senior and executive officers.
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

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION — CONTINUED
As a result of the adoption of Statement 123R, the financial results were lower than under the previous accounting method for share based compensation by the following amounts:

Twelve months
ended June 30, 2006
Income from continuing operations before income taxes	$118
Income from continuing operations	75
Net income	75
Basic and diluted net earning per common share	$0.02
          Prior to the adoption of Statement 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the twelve months ended June 30, 2006, $306 of such excess tax benefits were classified as financing cash flows.
A summary of the option activity under the plans for the twelve months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value
	No. of Options	Price	(in years)	(in thousands)
Balance at July 1, 2005	237,950	$11.22
Granted	22,000	$18.13
Exercised	(87,375)	$7.71
Forfeited before vesting	(28,425)	$13.06
Forfeited after vesting	(500)	$19.50

Balance at June 30, 2006	143,650	$14.02	5.1	$1,427
Exercisable at June 30, 2006	98,364	$13.31	3.5	$1,047

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION — CONTINUED
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the twelve months ended June 30, 2006, 2005 and 2004:

	Year ended June 30,
	2006	2005	2004
Expected volatility	47.7% - 52.6%	36.8% - 46.4%	54.0%
Expected term (years)	4.05 - 5.66	5.00	5.00
Risk free interest rate	4.12% - 4.63%	4.00%	4.00%
Dividend yield	0.00%	0.00%	0.00%

Weighted average grant date fair value	$8.08	$5.76	$6.44
A summary of the stock options exercised during the twelve months ended June 30, 2006, 2005 and 2004 is presented below:

	Year ended June 30,
	2006	2005	2004
Total cash received	$674	$140	$98
Income tax benefits	$306	$43	$30
Total intrinsic value of options exercised	$899	$195	$81
A summary of the status of the Company’s unvested stock options at June 30, 2006, and changes during the twelve months ended June 30, 2006 is presented below:

	Twelve months ended June 30, 2006
		Weighted
		Average
		Grant Date
	No. of Options	Fair Value
Unvested at beginning of period	70,100	$5.98
New Grants	18,000	$7.88
Vested	(14,389)	$6.00
Forfeited	(28,425)	$5.94

Unvested at end of period	45,286	$6.75
The total fair value of stock options vested during the twelve months ended June 30, 2006, 2005 and 2004 was $86, $214, and $105, respectively.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION — CONTINUED
As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options was $254. The weighted average remaining requisite service period of the unvested stock options was 1.58 years.
A summary of the restricted stock award activity under the plans for the twelve months ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
	No. of Shares	Fair Value
Balance at July 1, 2005	—	$—
Granted	10,000	$17.06
Vested	—	$—
Forfeited	—	$—

Balance at June 30, 2006	10,000	$17.06
As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock awards was $142. The weighted average remaining requisite service period of the unvested stock awards was 3.36 years.
NOTE M. SHAREHOLDER RIGHTS PLAN
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

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE N. EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan upon completing 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors of the Company. The Company’s contribution expense for the years ended June 30, 2006, 2005 and 2004 was $214, $202, and $229, respectively.
NOTE O. INCOME TAXES
Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	June 30,
	2006	2005
Deferred tax assets
Inventories	$203	$150
Net operating loss carry-forwards	195	202
Accrued expenses	937	825
Accounts receivable	170	130
Stock based compensation	46	—
Other	18	58

	1,569	1,365
Less valuation allowance	(149)	(149)

	1,420	1,216

Deferred tax liabilities
Property, plant and equipment	(76)	(139)
Other	(4)	(4)

	(80)	(143)

Net deferred tax asset	$1,340	$1,073

Deferred tax assets and liabilities included in the balance sheet are as follows:

	June 30,
	2006	2005
Current deferred tax asset	$1,338	$1,163
Non-current deferred tax asset, net	2	—
Non-current deferred tax liability, net	—	(90)

	$1,340	$1,073

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE O. INCOME TAXES — CONTINUED
At the end of fiscal 2004, the Company had a state net operating loss carry-forward of $8,200, representing a deferred tax asset of $212. During fiscal year 2005, the Company utilized $298 of the state net operating loss carry-forward. The state net operating loss carry-forward expires, if unused, as follows: $3,300 in 2007; $2,100 in 2008; $1,900 in 2009; and, $210 in 2010. The Company has determined that it is more likely than not, that insufficient taxable income will be generated by the subsidiary in the ensuing years to enable the Company to fully utilized the remaining net operating loss carry-forward prior to its expiration. During fiscal year 2005, the Company recorded a valuation allowance to reduce the deferred tax asset to its anticipated realizable value, through a charge to deferred tax expense for the period of $149. During fiscal year 2006, the Company utilized $6 of the state net operating loss carry-forward and made no adjustment to the valuation allowance.
The benefit (expense) for income taxes consists of the following:

	Year ended June 30,
	2006	2005	2004
Current tax benefit (expense)
Federal	$(746)	$332	$(698)
State	(180)	(33)	(96)
Foreign	66	(72)	(115)

	(860)	227	(909)

Deferred tax benefit (expense)	268	(100)	(280)

	$(592)	$127	$(1,189)

Income tax benefit (expense) — continuing operations	$(660)	$113	$(1,447)
Income tax benefit — discontinued operations	68	14	258

Income tax benefit (expense)	$(592)	$127	$(1,189)

The income tax benefit (expense) varies from the federal statutory rate due to the following:

	Year ended June 30,
	2006	2005	2004
Income tax benefit (expense) at federal statutory rate	$(346)	$244	$(1,097)
Decrease (increase) in income tax expense resulting from
State tax, net of federal benefit	(218)	(38)	(96)
Foreign sales income exclusions	13	67	26
Effect of lower tax rate on foreign income	6	15	36
Net operating loss valuation allowance	—	(149)	—
Other	(47)	(12)	(58)

Income tax benefit (expense)	$(592)	$127	$(1,189)

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts.)
NOTE O. INCOME TAXES — CONTINUED
In 2006, the Company’s state income tax provision includes an amount of $86 to recognize the impact of the newly enacted Texas Margin Tax.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U. S. Corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company has evaluated the repatriation provisions of the Act and has determined that the financial impact associated with such is not material to the operating results of the Company.
NOTE P. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue common shares were exercised or converted into common stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated. Certain earnings per share amounts may not total due to rounding.

	Year ended June 30,
	2006	2005	2004
Net earnings (loss) from continuing operations	$541	$(526)	$2,402
Loss from discontinued operations	(115)	(66)	(364)

Net earnings (loss)	$426	$(592)	$2,038

Basic weighted average common shares outstanding	3,067	3,028	3,003
Effect of dilutive options and restricted stock	68	—	41

Diluted weighted average common shares outstanding	3,135	3,028	3,044

Net earnings (loss) per share — basic:
Earnings (loss) from continuing operations	$0.18	$(0.17)	$0.80
Loss from discontinued operations	(0.04)	(0.02)	(0.12)

Net earnings (loss) per share	$0.14	$(0.20)	$0.68

Net earnings (loss) per share — diluted:
Earnings (loss) from continuing operations	$0.17	$(0.17)	$0.79
Loss from discontinued operations	(0.04)	(0.02)	(0.12)

Net earnings (loss) per share	$0.14	$(0.20)	$0.67

For fiscal 2006, 2005 and 2004, there were 28, 238, and 90 stock options, respectively, excluded from the computation of diluted earnings per share because the effect was antidilutive.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE Q. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reportable industry segments: Environmental Systems and Separation Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems”. These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system. The Separation Filtration Systems segment produces various types of separators and filters used for removing liquids and solids from gases and air.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to each segment. Segment information and reconciliation to operating profit for the years ended June 30, 2006, 2005, and 2004 are presented below. Note that the Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

	Year ended June 30,
	2006	2005	2004
Revenues
Environmental	$19,767	$20,591	$28,096
Separation Filtration	43,644	30,472	31,665

Consolidated	$63,411	$51,063	$59,761

Operating income (loss)
Environmental	$2,055	$2,309	$4,133
Separation Filtration	5,253	1,759	4,371
Reconciling items	(6,562)	(4,770)	(4,631)

Consolidated	$746	$(702)	$3,873

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE Q. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION — CONTINUED
The Company attributes revenues from external customers to individual geographic areas based on the location of the Company’s subsidiary where the sale is recorded. Information about the Company’s operations in different geographic areas as of and for the years ended June 30, 2006, 2005 and 2004 is as follows:

	United	United
	States	Kingdom	Eliminations	Consolidated
2006
Net sales to unaffiliated customers	$53,281	$10,130	$—	$63,411
Transfers between geographic areas	503		(503)	—

Total	$53,784	$10,130	$(503)	$63,411

Identifiable long-lived assets	$2,088	$52	$—	$2,140

2005
Net sales to unaffiliated customers	$40,261	$10,802	$—	$51,063
Transfers between geographic areas	2,230	—	(2,230)	—

Total	$42,491	$10,802	$(2,230)	$51,063

Identifiable long-lived assets	$3,247	$68	$—	$3,315

2004
Net sales to unaffiliated customers	$48,589	$11,172	$—	$59,761
Transfers between geographic areas	2,369	—	(2,369)	—

Total	$50,958	$11,172	$(2,369)	$59,761

Identifiable long-lived assets	$2,964	$89	$—	$3,053

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.
Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.
Revenues from external customers based on the location of the customer is as follows for the years ended June 30:

Fiscal Year	United States	International	Consolidated
2006	$32,513	$30,898	$63,411
2005	$30,248	$20,815	$51,063
2004	$40,231	$19,530	$59,761
For the years ended June 30, 2006, 2005 and 2004, there were no sales to customers located outside the United States greater than 10% of the Company’s consolidated revenues.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE R. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION — UNAUDITED
The following tables represent the unaudited quarterly consolidated financial data of the Company for fiscal years 2006 and 2005.

	Year ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$11,642	$11,534	$18,121	$22,114	$63,411
Gross profit	2,353	3,146	5,343	6,591	17,433
Operating expenses	3,506	4,472	3,890	4,819	16,687
Operating income (loss)	(1,153)	(1,326)	1,453	1,772	746
Net earnings (loss) from continuing operations	(689)	(792)	1,003	1,019	541
Net earnings (loss) from discontinued operations	—	(33)	(88)	6	(115)
Net earnings (loss)	(689)	(825)	915	1,025	426

Basic earnings (loss) per share *
Earnings (loss) from continuing operations	($0.23)	($0.26)	$0.32	$0.33	$0.18
Net earnings (loss) from discontinued operations	$0.00	($0.01)	($0.03)	$0.00	($0.04)
Net earnings (loss)	($0.23)	($0.27)	$0.30	$0.33	$0.14

Diluted earnings (loss) per share *
Earnings (loss) from continuing operations	($0.23)	($0.26)	$0.32	$0.32	$0.17
Net earnings (loss) from discontinued operations	$0.00	($0.01)	($0.03)	$0.00	($0.04)
Net earnings (loss)	($0.23)	($0.27)	$0.29	$0.32	$0.14

*	Certain earnings per share amounts may not total due to rounding.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE R. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION — UNAUDITED

	Year ended June 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$11,218	$10,844	$12,999	$16,002	$51,063
Gross profit	3,215	2,939	3,844	3,709	13,707
Operating expenses	3,481	3,645	3,650	3,633	14,409
Operating income (loss)	(266)	(706)	194	76	(702)
Net earnings (loss) from continuing operations	(109)	(464)	205	(158)	(526)
Net earnings (loss) from discontinued operations	(20)	(33)	—	(13)	(66)
Net earnings (loss)	(129)	(497)	205	(171)	(592)

Basic earnings (loss) per share *
Earnings (loss) from continuing operations	($0.04)	($0.15)	$0.07	($0.05)	($0.17)
Net earnings (loss) from discontinued operations	($0.01)	($0.01)	$0.00	$0.00	($0.02)
Net earnings (loss)	($0.04)	($0.16)	$0.07	($0.06)	($0.20)

Diluted earnings (loss) per share *
Earnings (loss) from continuing operations	($0.04)	($0.15)	$0.07	($0.05)	($0.17)
Net earnings (loss) from discontinued operations	($0.01)	($0.01)	$0.00	$0.00	($0.02)
Net earnings (loss)	($0.04)	($0.16)	$0.07	($0.06)	($0.20)

*	Certain earnings per share amounts may not total due to rounding.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE S. OTHER INFORMATION
The components of accrued liabilities and other are as follows:

	June 30,
	2006	2005
Accrued start-up expense	$1,492	$974
Accrued compensation	1,094	691
Accrued professional, legal and other expenses	531	270
Sales and use tax payable	3	491
Other	497	632

	$3,617	$3,058

The Company’s earnings (loss) before income taxes is as follows:

	Year ended June 30,
	2006	2005	2004
Continuing operations
United States	$1,404	$(886)	$3,366
United Kingdom	(203)	247	483

	1,201	(639)	3,849
Discontinued operations — U. S.	(183)	(80)	(622)

	$1,018	$(719)	$3,227

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     We maintain disclosure controls and procedures that are designed to ensure that information related to the Company (including its consolidated subsidiaries) that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in this Report under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     During the quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting, or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by Item 10 with respect to our executive officers is included in Part I of this Report. The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “Board Meetings, Committees and Compensation — Board Committees ” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to our Code of Conduct for Directors and Employees is posted on our website at www.peerlessmfg.com in the Investor Relations section under “Corporate Governance.” The code applies to our principal executive officer and senior financial officer, including the principal financial officer, the principal accounting officer and others performing similar functions. If we make any substantive amendments to the code, or grant any waivers to the code for any of our senior officers or directors, we will disclose the amendment or waiver on our website.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by Item 11 is incorporated by reference to the information included under the caption “Executive Compensation” and “Board Meetings, Committees and Compensation — Director Compensation” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
     The information required by Item 12 is incorporated by reference to the information included under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by Item 13 is incorporated by reference to the information included under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by Item 14 with respect to the fees and services of Grant Thornton LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following audited consolidated financial statements are filed as part of this Report under Item 8 — “Financial Statements and Supplementary Data”.
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2006 and 2005
Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Financial Statement Schedules:
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements or notes thereto.
Exhibits:
See the Exhibit Index, which is included in this Report beginning on page 63.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2006	PEERLESS MFG. CO.
	By:	/s/ Peter J. Burlage
Peter J. Burlage
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2006.

/s/ Sherrill Stone Sherrill Stone	Chairman of the Board

/s/ Peter J. Burlage Peter J. Burlage	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Henry G. Schopfer Henry G. Schopfer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Kenneth R. Hanks Kenneth R. Hanks	Director

/s/ Bernard S. Lee Bernard S. Lee	Director

/s/ J. V. Mariner, Jr. J. V. Mariner, Jr.	Director

/s/ R. Clayton Mulford R. Clayton Mulford	Director

/s/ Howard G. Westerman, Jr. Howard G. Westerman, Jr.	Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997, Commission File No. 000-05214, and incorporated herein by reference).

3(b)	Bylaws (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q, for the quarter ended December 31, 2003, and incorporated herein by reference).

3(c)	Amendment to the Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on May 23, 2006, and incorporated herein by reference).

4(a)	Rights Agreement dated May 22, 1997 between Peerless Mfg. Co. and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A, dated May 22, 1997, Commission File No. 000-05214, and incorporated herein by reference).

4(b)	Amendment to Rights Agreement dated August 23, 2001 between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 99.2 to our Registration Statement on Form 8-A, dated August 30, 2001, and incorporated herein by reference).

10(a)*	Incentive Compensation Plan effective January 1, 1981, as amended January 23, 1991 (filed as Exhibit 10(b) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991, Commission File No. 000-05214, and incorporated herein by reference).

10(b)*	Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan (filed as Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997, Commission File No. 000-05214, and incorporated herein by reference).

10(c)*	Amendment to Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan dated November 11, 1999 (filed as Exhibit 10(h) to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, Commission File No. 000-05214, and incorporated herein by reference).

10(d)*	Peerless Mfg. Co. 2001 Stock Option and Restricted Stock Plan (filed as Appendix B to our Proxy Statement on Schedule 14A dated October 24, 2001, and incorporated herein by reference).

10(e)	Credit Agreement dated as of October 30, 2003, by and between Peerless Mfg. Co. and Comerica Bank (filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10(f)	First Amendment to Credit Agreement, dated as of September 30, 2006, by and between Peerless Mfg. Co. and Comerica Bank (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on September 22, 2006, and incorporated herein by reference).

10(g)	Master Revolving Note dated as of October 30, 2003, by Peerless Mfg. Co. in favor of Comerica Bank (filed as Exhibit 10(c) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10(h)	Master Revolving Note dated September 30, 2006, by Peerless Mfg. Co. in favor of Comerica Bank (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on September 22, 2006, and incorporated herein by reference).

10(i)*	Employment Agreement dated October 31, 2005, by and between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, and incorporated herein by reference).

10(j)*	Employment Agreement dated January 11, 2006, by and between Peerless Mfg. Co. and Sean P. McMenamin (filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, and incorporated herein by reference).

10(k)*	Employment Agreement dated October 10, 2003, by and between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10(l)*	Employment Agreement dated July 1, 2004, by and between Peerless Mfg. Co. and G. Darwyn Cornwell (filed as Exhibit 10(q) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and incorporated herein by reference).

Exhibit No.	Exhibit Description
10(m)*	Consulting Agreement dated June 29, 2006, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 7, 2006, and incorporated herein by reference).

10(n)*	Key Employee Bonus Plan effective as of January 4, 2005 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on February 9, 2005, and incorporated herein by reference).

10(o)*	Description of Compensation Payable to Non-Employee Directors (filed as Exhibit 10(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10(p)*	Form of Non-Employee Director Stock Option Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 9, 2005, and incorporated herein by reference).

10(q)*	Form of Chief Executive Officer Stock Option Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on February 9, 2005, and incorporated herein by reference).

10(r)*	Form of Executive Stock Option Agreement (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on February 9, 2005, and incorporated herein by reference).

10(s)*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 4, 2005, and incorporated herein by reference).

21	Subsidiaries of Peerless Mfg. Co.

23	Consent of Grant Thornton LLP.

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

*	Management contract, compensatory plan or arrangement