Form 10-Q
period 2006-09-30
PEERLESS MANUFACTURING CO
filed 2006-11-13
CIK 76954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
Yes ☐      No☑
As of November 10, 2006, there were 3,173,209 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED September 30, 2006

Page
Number
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and June 30, 2006	4

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005	5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005	6

Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the three months ended September 30, 2006 and 2005	7

Notes to the Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	33

SIGNATURES	34
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

FORWARD-LOOKING STATEMENTS
     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	changes in the power generation industry and/or the economy;

•	changes in the price, supply or demand for natural gas;

•	changes in current environmental legislation;

•	increased competition;

•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;

•	decreased demand for our products;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;

•	the effects of natural disasters; and

•	loss of the services of any of our senior management or other key employees.
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A. “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2006. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	June 30,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,297	$6,411
Restricted cash	2,621	—
Accounts receivable-principally trade — net of allowance for doubtful accounts of $518 at September 30, 2006 and $462 at June 30, 2006	13,501	16,463
Inventories	5,657	4,871
Costs and earnings in excess of billings on uncompleted contracts	12,986	13,891
Assets held for sale	767	767
Deferred income taxes	1,338	1,338
Other current assets	1,124	1,431

Total current assets	43,291	45,172

Property, plant and equipment — net	2,078	2,140
Other assets	849	845
Deferred income taxes	11	2

Total assets	$46,229	$48,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,685	$13,860
Billings in excess of costs and earnings on uncompleted contracts	3,149	2,601
Commissions payable	1,248	1,238
Income taxes payable	203	75
Product warranties	639	626
Accrued liabilities and other	3,316	3,842

Total current liabilities	19,240	22,242

Commitments and contingencies

Shareholders’ equity:
Common stock	3,166	3,134
Additional paid-in capital	3,702	3,143
Accumulated other comprehensive income	275	245
Retained earnings	19,846	19,395

Total shareholders’ equity	26,989	25,917

Total liabilities and shareholders’ equity	$46,229	$48,159

See accompanying notes to condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,
	2006	2005
Revenues	$14,638	$11,642
Cost of goods sold	10,243	9,289

Gross profit	4,395	2,353
Operating expenses
Sales and marketing	1,722	1,542
Engineering and project management	833	826
General and administrative	1,188	1,138

	3,743	3,506

Operating income (loss)	652	(1,153)

Other income (expense)
Interest income	62	53
Foreign exchange gain (loss)	(19)	28
Other income — net	—	32

	43	113

Earnings (loss) from continuing operations before income taxes	695	(1,040)
Income tax benefit (expense)	(244)	351

Net earnings (loss) from continuing operations	451	(689)

Discontinued operations
Loss from discontinued operations	—	—
Income tax benefit	—	—

Net loss from discontinued operations	—	—

Net earnings (loss)	$451	$(689)

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.14	$(0.23)
Loss from discontinued operations	0.00	0.00

Basic earnings (loss) per share	$0.14	$(0.23)

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.14	$(0.23)
Loss from discontinued operations	0.00	0.00

Diluted earnings (loss) per share	$0.14	$(0.23)

See accompanying notes to condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$451	$(689)
Adjustments to reconcile net earnings (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	168	162
Deferred income taxes	(9)	—
Provision for bad debts	56	114
Provision for warranty expense	69	142
Inventory valuation reserve	57	52
Foreign exchange (gain) loss	19	(28)
Stock based compensation	36	22

Changes in operating assets and liabilities of continuing operations:
Accounts receivable	2,906	(2,497)
Inventories	(843)	(800)
Costs and earnings in excess of billings on uncompleted contracts	904	1,980
Other current assets	307	(667)
Other assets	(4)	(27)
Accounts payable	(3,176)	209
Billings in excess of costs and earnings on uncompleted contracts	548	(540)
Commissions payable	10	31
Product warranties	(56)	(71)
Excess tax benefits from stock-based payment arrangements	(109)	—
Income taxes payable	237	—
Accrued liabilities and other	(531)	336

Net cash provided by (used in) operating activities of continuing operations:	1,040	(2,271)

Cash flow from investing activities of continuing operations:
Increase in restricted cash	(2,621)	—
Purchases of property and equipment	(106)	(19)

Net cash used in investing activities of continuing operations	(2,727)	(19)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	446	4
Excess tax benefits from stock-based payment arrangements	109	—

Net cash provided by financing activities of continuing operations	555	4

Cash flow from discontinued operations:
Cash used in operating activities	—	(48)
Cash provided by investing activities	—	—

Net cash used in discontinued operations	—	(48)

Effect of exchange rate changes on cash and cash equivalents	18	(6)

Net increase (decrease) in cash and cash equivalents	(1,114)	(2,340)

Cash and cash equivalents at beginning of period	6,411	8,277

Cash and cash equivalents at end of period	$5,297	$5,937

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other		Total
	No. of	Common	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Stock	Capital	Income	Earnings	Equity
Balance at July 1, 2006	3,134	$3,134	$3,143	$245	$19,395	$25,917
Comprehensive income
Net earnings from continuing operations					451	451
Foreign currency translation adjustment				30		30

Total comprehensive income						481

Restricted stock grant amortization			10			10
Stock options expense			26			26
Stock options exercised	32	32	414			446
Income tax benefit related to stock options exercised			109			109

Balance at September 30, 2006	3,166	$3,166	$3,702	$275	$19,846	$26,989

Balance at July 1, 2005	3,036	$3,036	$2,114	$171	$18,969	$24,290
Comprehensive loss
Net loss from continuing operations					(689)	(689)
Foreign currency translation adjustment				(38)		(38)

Total comprehensive loss						(727)

Stock option expense			22			22
Stock options exercised	1	1	3			4

Balance at September 30, 2005	3,037	$3,037	$2,139	$133	$18,280	$23,589

See accompanying notes to condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Peerless Mfg. Co. and Subsidiaries (hereafter referred to as the “Company”, “we”, “us”, and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements of the Company as of September 30, 2006, and for the three months ended September 30, 2006 and September 30, 2005 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s fiscal year ends on June 30. References herein to fiscal 2006 and fiscal 2007 refer to our fiscal years ended June 30, 2006 and 2007, respectively.
In connection with the discontinuation of our Boiler operations, the financial information has been presented to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 11 — “Discontinued Operations” in our Notes to Consolidated Financial Statements of this Report for additional information on the discontinuance of this business unit.
Certain prior year amounts have been reclassified to conform to the current year presentation, specifically the reclassification of liquidated damages from product warranties to accrued liabilities and other.
2. New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes. – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for the Company beginning July 1, 2007. The Company is currently assessing the potential impact of the adoption of FIN No. 48 will have on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet completed its evaluation of the impact of adopting SFAS No. 157.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have an impact on its results of operations or financial position or that any adjustment will be made.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
3. Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required except on credit extended to customers outside the United States. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the economy generally and the industry as a whole. The Company writes-off an accounts receivable when it is determined that the receivable has become uncollectible, and payments subsequently received on such receivable are credited back to bad debt expense in the period the payment is received.
Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended September 30,
	2006	2005
Balance at beginning of period	$462	$352
Bad debt expense	56	114
Accounts written off, net	—	—

Balance at end of period	$518	$466

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
Principal components of inventories are as follows:

	September 30,	June 30,
	2006	2006
Material and component parts	$4,925	$4,417
Work in progress	966	626
Finished goods	256	262

	6,147	5,305

Reserve for obsolete and slow-moving inventory	(490)	(434)

	$5,657	$4,871

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
4. Inventories — Continued
Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended September 30,
	2006	2005
Balance at beginning of period	$434	$318
Additions	56	52
Amounts written off	—	—

Balance at end of period	$490	$370

5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margin over the life of a contract. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income when it is determined. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. The Company does not assume any profit component for change orders prior to the change order being approved by the customer. Cumulative revenues recognized may be more or less than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment and invoicing of the product.
     The components of uncompleted contracts are as follows:

	September 30,	June 30,
	2006	2006
Costs incurred on uncompleted contracts and estimated earnings	$45,107	$43,448
Less billings to date	(35,270)	(32,158)

	$9,837	$11,290

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts — Continued
     The components of uncompleted contracts are reflected in the balance sheets as follows:

	September 30,	June 30,
	2006	2006
Costs and earnings in excess of billings on uncompleted contracts	$12,986	$13,891
Billings in excess of costs and earnings on uncompleted contracts	(3,149)	(2,601)

	$9,837	$11,290

6. Assets Held for Sale
The Company has been notified by the Dallas Area Rapid Transit Authority that the Company’s headquarters facility located in Dallas, Texas will be acquired in either a negotiated transaction or condemnation proceeding under eminent domain laws. The property is approximately 12 acres and contains the Company’s administrative offices, research & development laboratory, and manufacturing and storage operations. The Company estimates that the fair value of the facility is between $4,000 and $4,400, based on appraisals (unaudited). At September 30, 2006 and June 30, 2006, the book value of the facility was $767. The Company ceased depreciating these assets as of June 30, 2006. The Company anticipates that it will be required to relocate all administrative, research & development, manufacturing and storage operations currently performed at this facility no later than May 1, 2007.
The assets held for sale are summarized as follows:

	September 30,	June 30,
	2006	2006
Buildings & improvements	$2,768	$2,768
Equipment	152	152
Furniture and fixtures	13	13

	2,933	2,933
Less accumulated depreciation	(2,794)	(2,794)

	139	139
Land	628	628

	$767	$767

7. Product Warranties
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

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
7. Product Warranties — Continued
The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of concurrent supplier warranties in place, at the time the product revenue is recognized. Revisions to the estimated product warranties are made when necessary based on changes in these factors. Product warranty activity is as follows:

	Three months ended September 30,
	2006	2005
Balance at beginning of period	$626	$645
Provision for warranty expenses	69	142
Warranty charges	(56)	(71)

Balance at end of period	$639	$716

8. Contingencies
On April 25, 2006, the Company received notice that it allegedly received $900 of preferential transfers in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on preliminary investigation, the Company believes that a majority of the payments received may not meet the applicable standards for avoidance under the Bankruptcy Code and other applicable laws, or that a number of defenses may be asserted that would negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and believes the likelihood of a material loss is not probable at this time.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.
9. Accrued Liabilities and Other
The components of accrued liabilities and other are as follows:

	September 30,	June 30,
	2006	2006
Accrued start-up expense	$1,700	$1,717
Accrued compensation	565	1,094
Accrued professional, legal and other expenses	599	531
Sales and use taxes payable	26	3
Other	426	497

	$3,316	$3,842

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
10. Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings.
The Company has two stock option and restricted stock plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provides for a maximum of 240,000 shares of common stock to be issued. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provides for a maximum of 250,000 shares of common stock to be issued. Under both plans, stock options are granted at market value, generally vest ratably over four years, and expire ten years from date of grant. Under both plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the date of grant. Stock options granted to non-employee directors are generally exercisable on the date of grant, which is generally at the annual shareholders’ meeting.
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
Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption.
For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. There were no options granted or amended during the three months ended September 30, 2006 or 2005.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
10. Stock Based Compensation — Continued
As a result of the adoption of SFAS 123R, the financial results were lower than under the previous accounting method for share based compensation by the following amounts:

	Three months ended September 30,
	2006	2005
Income from continuing operations before income taxes	$26	$22
Income from continuing operations	17	15
Net income	17	15
Basic and diluted net earnings (loss) per common share	$0.01	$0.00
A summary of the option activity under the plans for the three months ended September 30, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at beginning of period	143,650	$14.02	237,950	$11.22
Granted	—	$—	—	$—
Exercised	(32,400)	$13.77	(250)	$12.64
Forfeited before vesting	—	$—	(2,800)	$14.02
Forfeited after vesting	—	$—	—	$—

Balance at end of period	111,250	$14.09	234,900	$11.18
Exercisable at end of period	65,964	$13.08	170,600	$10.36
The total options outstanding at September 30, 2006 had a weighted average remaining term of 6.27 years and an aggregate intrinsic value of $1,044, based upon the closing price of our common stock on September 29, 2006. The options exercisable at September 30, 2006 had a weighted average remaining term of 4.81 years and an aggregate intrinsic value of $685, based upon the closing price of our common stock on September 29, 2006.
Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended September 30, 2006 and 2005 such excess tax benefits were classified as financing cash flows.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
10. Stock Based Compensation — Continued
A summary of the stock options exercised during the three months ended September 30, 2006 and 2005 is presented below:

	2006	2005
Total cash received	$446	$4
Income tax benefits	$109	$—
Total intrinsic value of options exercised	$322	$1
A summary of the status of the Company’s unvested stock options at September 30, 2006, and changes during the three months ended September 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
	No. of Options	Fair Value
Unvested at beginning of period	45,286	$6.75
New Grants	—	$—
Vested	—	$—
Forfeited	—	$—

Unvested at end of period	45,286	$6.75
The total fair value of stock options vested during the three months ended September 30, 2006 and 2005 was $0 and $17, respectively.
As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options was $228. The weighted average remaining requisite service period of the unvested stock options was 1.33 years.
A summary of the restricted stock award activity under the plans for the three months ended September 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
	No. of Shares	Fair Value
Balance at July 1, 2006	10,000	$17.06
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Balance at September 30, 2006	10,000	$17.06

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
10. Stock Based Compensation — Continued
As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested restricted stock awards was $132. The weighted average remaining requisite service period of the unvested restricted stock awards was 3.11 years.
11. Discontinued Operations
During the first quarter of the Company’s fiscal year ended June 30, 2004, the Board of Directors authorized the divestiture, and the Company sold certain assets of its Boiler business segment. During the fourth quarter of the Company’s fiscal year ended June 30, 2006, all remaining Boiler related assets were disposed of and all liabilities satisfied.
There was no operating income or loss generated by the Boiler segment during the three months ended September 30, 2005 or 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
12. Earnings (Loss) Per Share
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

	Three months ended September 30,
	2006	2005
Net earnings (loss) from continuing operations	$451	$(689)
Loss from discontinued operations	—	—

Net earnings (loss)	$451	$(689)

Basic weighted average common shares outstanding	3,128	3,037
Effect of dilutive options and restricted stock	63	—

Diluted weighted average common shares outstanding	3,191	3,037

Net earnings (loss) per share — basic:
Earnings (loss) from continuing operations	$0.14	$(0.23)
Loss from discontinued operations	0.00	0.00

Net earnings (loss) per share	$0.14	$(0.23)

Net earnings (loss) per share — diluted:
Earnings (loss) from continuing operations	$0.14	$(0.23)
Loss from discontinued operations	0.00	0.00

Net earnings (loss) per share	$0.14	$(0.23)

Diluted weighted average common shares outstanding excluded outstanding stock options to purchase 238 shares of common stock for the three months ended September 30, 2005 because their impact would have been anti-dilutive. No stock options were excluded in the three months ended June 30, 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
13. Segment Information
The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reporting segments: Environmental Systems and Separation / Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems”. The Separation / Filtration Systems segment produces various types of separators and filters used for removing liquids and solids from gases and air. The Company combines these systems with other components, such as instruments, controls and related valves and piping, to offer its customers a totally integrated system.
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

	Three months ended September 30,
	2006	2005
Revenues
Environmental	$4,614	$3,266
Separation / Filtration	10,024	8,376

Consolidated	$14,638	$11,642

Operating income (loss)
Environmental	$932	$(281)
Separation / Filtration	908	266
Reconciling items	(1,188)	(1,138)

Consolidated	$652	$(1,153)

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
14. Lines of Credit
On September 30, 2006, the Company entered into a revolving credit facility for working capital requirements that expires on September 30, 2008 and has a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets in the United States. At September 30, 2006, the applicable rate was Euro plus 2.0% (7.32%). At September 30, 2006, the Company had $2,473 outstanding under stand-by letters of credit and no borrowings outstanding, leaving a maximum availability under the credit facility of $6,527 (actual availability at September 30, 2006 of $3,498 based on the borrowing base calculation). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of September 30, 2006, the Company was in compliance with all financial and other covenants under this credit facility.
In addition, the Company’s UK subsidiary had a £2,600 ($4,900) debenture agreement used to facilitate the issuances of bank guarantees. At September 30, 2006, this facility was secured by substantially all of the UK subsidiary assets, and was backed by a deposit of £1,400 ($2,621). At September 30, 2006, there was £2,407 ($4,507) outstanding under this facility. As of September 30, 2006, the Company was in compliance with all financial and other covenants under this credit facility.
15. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for income taxes as follows:

	Three months ended September 30,
	2006	2005
Income taxes paid	$310	$—
Income taxes refunded	$(297)	$—

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a global company providing environmental, separation and filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments – Environmental Systems and Separation / Filtration Systems.
     Environmental Systems. This reporting segment represented 31.5% and 28.1% of our revenues in the first three months of fiscal 2007 and 2006, respectively. In this segment, we design, engineer, manufacture and sell environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, as well as organic bio-fuels such as wood products, grasses and grains, into nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM).
     Separation / Filtration Systems. This reporting segment represented 68.5% and 71.9% of our revenues in the first three months of fiscal 2007 and 2006, respectively. In this segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
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
     Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months or longer in duration. In connection with these contracts, we follow the guidance contained in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
     When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We update our estimates of costs and the status of each project with our subcontractors and our manufacturing plant personnel. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-priced arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, and other factors can affect our cost estimates. While we attempt to reduce the risk related to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.
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
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers directly, and record a provision for doubtful accounts based on historical collections and estimated future collections. As actual collections or market conditions may vary from those projected, adjustments to our allowance for doubtful accounts may be required.
     Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review inventory values on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.
     Deferred Tax Asset — Valuation Allowance. We have a significant amount of net deferred tax assets, which consisted of a subsidiary state net operating loss carry-forward and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The state net operating loss carry-forward expires, if unused, as follows: $3,300 in 2007; $2,100 in 2008; $1,900 in 2009; and, $210 in 2010. Based on evaluations performed, we determined that it is more likely than not, that insufficient taxable income will be generated by the subsidiary to fully utilize the state operating loss carry-forward prior to its expirations, and we have accordingly recorded a valuation allowance to reduce the corresponding deferred tax asset to its anticipated net realizable value (see Note O in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2006.). As actual future factors or conditions may vary from those projected, adjustments to our valuation allowance may be required.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
Results of Operations
     The following table summarizes our statements of operations as a percentage of net revenues:

	Three months ended September 30,
	2006	2005
Net revenues	100.0%	100.0%
Cost of goods sold	70.0	79.8

Gross profit	30.0	20.2
Operating expenses	25.6	30.1

Operating earnings (loss)	4.4	(9.9)
Other income	0.3	1.0

Net earnings (loss) from continuing operations before income taxes	4.7	(8.9)
Income tax benefit (expense)	(1.6)	3.0

Net earnings (loss) from continuing operations	3.1	(5.9)
Loss from discontinued operations, net of tax	—	—

Net earnings (loss)	3.1%	(5.9)%

     Cost of goods sold includes manufacturing and distribution costs for products sold. Manufacturing and distribution costs include material, direct labor, indirect labor, manufacturing overhead, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Additionally, cost of goods sold includes the costs of commissioning the equipment and warranty related costs.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Results of Operations — Consolidated
     Revenues
     The following table summarizes consolidated revenues:

		Three months ended September 30,
	2006	% of Total	2005	% of Total

Domestic	$7,605	52.0%	$6,571	56.4%
International	$7,033	48.0%	$5,071	43.6%

Total revenues	$14,638	100.0%	$11,642	100.0%

     For the first quarter of fiscal 2007, total revenues increased $2,996, or 25.7%, when compared to the first quarter of fiscal 2006. Domestic revenues increased $1,034, or 15.7%, in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. International revenues increased $1,962, or 38.7%, in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. Amounts are classified as domestic or international based upon the location of our customer and the origination of the order. The increase in our domestic and international revenues relates primarily to an increase of gas separation and filtration equipment sales attributable to an increased demand for natural gas, in addition to increased international revenues of our Environmental Systems.
     Gross Profit
     The following table summarizes revenues, cost of goods sold, and gross profit:

		Three months ended September 30,
	2006	% of Sales	2005	% of Sales

Revenues	$14,638	100.0%	$11,642	100.0%
Cost of goods sold	10,243	70.0%	9,289	79.8%

Gross Profit	$4,395	30.0%	$2,353	20.2%

     For the first quarter of fiscal 2007, our gross profit increased $2,042, or 86.8%, when compared to the first quarter of fiscal 2006. Our gross profit, as a percentage of revenues, increased to 30.0% for the first quarter of fiscal 2007 compared to 20.2% for the first quarter of fiscal 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
     Operating Expenses
          The following table summarizes operating expenses:

		Three months ended September 30,
		% of		% of
	2006	Revenues	2005	Revenues

Sales and marketing	$1,722	11.8%	$1,542	13.2%
Engineering and project management	833	5.7%	826	7.1%
General and administrative	1,188	8.1%	1,138	9.8%

Total operating expenses	$3,743	25.6%	$3,506	30.1%

     For the first quarter of fiscal 2007, our operating expenses from continuing operations increased by $237, or 6.8% when compared to the first quarter of fiscal 2006. As a percentage of revenue, these expenses decreased to 25.6% in the first quarter of fiscal 2007 from 30.1% in the first quarter of fiscal 2006, primarily as a result of the increased revenue in the current quarter compared to the same prior year period. Our sales and marketing expenses were $1,722 in the first quarter of fiscal 2007 compared to $1,542 in the first quarter of fiscal 2006. Selling and marketing expenses in the first quarter of fiscal 2007 increased over the first quarter of fiscal 2006 primarily due to the increased revenues. Our engineering and project management expense increased to $833 in the first quarter of fiscal 2007 from $826 in the first quarter of fiscal 2006. Our general and administrative expenses increased $50 in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, primarily due to increased travel and professional services.
     Other Income and Expense
     The following table summarizes other income and expenses:

		Three months ended September 30,
	2006	% of Sales	2005	% of Sales

Interest income	$62	0.4%	$53	0.4%
Foreign exchange gain (loss)	(19)	-0.1%	28	0.3%
Other income, net	—	0.0%	32	0.3%

Total other income	$43	0.3%	$113	1.0%

     For the first quarter of fiscal 2007, other income and expense items decreased by $70, from income of $113 for the first quarter of fiscal 2006 to income of $43 for the first quarter of fiscal 2007. This change was primarily due to foreign currency exchange losses during the first quarter of fiscal 2007 compared to foreign currency exchange gains in the first quarter of fiscal 2006. Additionally, other income decreased due to the loss of rental income from an inactive warehouse that was sublet in fiscal 2006.
Income Taxes
     Our effective income tax rate for continuing operations was 35% and 34%, for the first quarter of fiscal years 2007 and 2006, respectively.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
     Net Earnings (Loss) from Continuing Operations
     Our net earnings from continuing operations increased by $1,140, from a net loss of $689, or 5.9% of revenues, for the first quarter of fiscal 2006, to net earnings of $451, or 3.1% of revenues, for the first quarter of fiscal 2007 and related primarily to our increased revenues and gross profit. Basic and diluted earnings per share increased from a net of loss of ($0.23) per share for the first quarter of fiscal 2006, to net earnings of $0.14 per share for the first quarter of fiscal 2007.
     Discontinued Operations
     There was no operating income or loss generated by the Boiler segment during the three months ended September 30, 2005 or 2006.
     Net Earnings (Loss)
     Our net earnings increased by $1,140, from a net loss of $689, or 5.9% of revenues, for the first quarter of fiscal 2006, to net earnings of $451, or 3.1% of revenues, for the first quarter of fiscal 2007. Basic and diluted earnings per share increased from a net of loss of ($0.23) per share for the first quarter of fiscal 2006, to net earnings of $0.14 per share for the first quarter of fiscal 2007.
     Results of Operations — Segments
     We are organized along two lines of business: Environmental Systems and Separation / Filtration Systems. Revenue and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
     Environmental Systems
     The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping. This reporting segment represented 31.5% and 28.1% of our revenues for the first quarter of fiscal 2007 and fiscal 2006, respectively.
     The following table summarizes Environmental Systems revenues and operating income:

	Three months ended September 30,
	2006	2005
Revenue	$4,614	$3,266
Operating income (loss)	932	(281)

Operating income (loss) as % of revenue	20.2%	(8.6)%

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
     Revenues from Environmental Systems increased in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. Our Environmental Systems segment experienced a growth in revenues from the increasing demand for energy and shrinking electricity generation capacity. As compliance deadlines for air regulations come into effect over the next three to five years, we would expect that spending for NOx reduction systems will increase as compliance strategies at existing facilities become more certain. We are currently experiencing an increase in proposal levels, particularly for our products in power and refinery related projects in selected domestic regions, as well as international regions, and compliance projects.
     Environmental Systems operating income in the first quarter of fiscal 2007 increased $1,213 compared to the first quarter of fiscal 2006. As a percentage of Environmental Systems revenue, operating income was 20.2% in the first quarter of fiscal 2007 compared to an operating loss of 8.6% in the first quarter of fiscal 2006. When compared to the first quarter of fiscal 2006, gross profit for the first quarter of fiscal 2007 improved primarily due to reduced warranty and start-up costs. Operating expenses continued to decline primarily due to product standardization activities and cost control measures.
     Although our Environmental Systems business has been impacted by the lack of new gas power plant construction and compliance strategy uncertainties at existing facilities, we would expect that as compliance deadlines for air regulations come into effect over the next three to five years and users implement their compliance plans, spending for environmental reduction systems will increase. State Implementation Plans, the Clean Air Interstate Rule, and consent decrees all create a favorable market environment for our Environmental Systems. In addition, increasing energy demand is beginning to necessitate the construction of new power plants, which would require systems to reduce NOx emissions. Domestically, new gas-fired plants are anticipated to be constructed to meet peak power demands. New coal-fired power plants, applied to base-load operations, have been announced for construction over the next several years.
     Separation / Filtration Systems
     The Separation / Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 68.5% and 71.9% of our revenues for the first quarter of fiscal 2007 and fiscal 2006, respectively.
     The following table summarizes Separation / Filtration Systems revenues and operating income:

	Three months ended September 30,
	2006	2005
Revenue	$10,024	$8,376
Operating income	908	266

Operating income as% of revenue	9.1%	3.2%

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
     Separation / Filtration Systems revenues increased by $1,648, or 19.7%, in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. Our revenues increased during the first quarter of fiscal 2007 when compared to the same period in the prior year both domestically and internationally. The increase in our revenues is attributed to increased gas transmission separation and filtration related projects.
     Separation / Filtration Systems operating income in the first quarter of fiscal 2007 increased $642 compared to the first quarter of fiscal 2006. As a percentage of Separation / Filtration Systems revenue, operating income was 9.1% in the first quarter of fiscal 2007 and 3.2% in the first quarter of fiscal 2006. Gross profit improved during the first quarter of fiscal 2007 primarily due to reduced warranty and start-up costs and shifts in product mix and market segments.
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
     Corporate Level Expenses
     The following table summarizes corporate level expenses excluded from our segment operating results:

	Three months ended September 30,
	2006	2005
Corporate level expenses	$1,188	$1,138
     The corporate level expense excluded from our segment operating results are corporate level general and administrative expenses. See “Results of Operations – Consolidated” above for additional discussion on these expenses.
Contingencies
     On April 25, 2006, we received notice that we allegedly received $900 of preferential transfers in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that a majority of the payments received may not meet the applicable standards for avoidance under the Bankruptcy Code and other applicable laws, or that a number of defenses may be asserted that would negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of a material loss is not probable at this time.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or its results of operations.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
Backlog
     The Company’s backlog of orders was $34,000 at September 30, 2006 and $40,000 at June 30, 2006. The timing of our larger contracts can have a notable impact upon our backlog from period to period. See “Results of Operations – Segments” above for additional discussion.
Financial Position
     Assets. Total assets decreased by $1,930, or 4.0%, from $48,159 at June 30, 2006, to $46,229 at September 30, 2006. We held cash and cash equivalents of $7,918, had working capital of $24,051 and a current liquidity ratio of 2.3-to-1.0 at September 30, 2006. This compares with cash and cash equivalents of $6,411, $22,930 in working capital, and a current liquidity ratio of 2.0-to-1.0 at June 30, 2006.
     Liabilities and Shareholders’ Equity. Total liabilities decreased by $3,002, or 13.5%, from $22,242 at June 30, 2006 to $19,240 at September 30, 2006. This decrease in liabilities related primarily to the decrease in our accounts payable of $3,175. The increase in our equity of $1,072 or 4.1%, from $25,917 at June 30, 2006 to $26,989 at September 30, 2006 resulted primarily from our net earnings and increase in capital from the exercise of stock options during the first three months of fiscal 2007. Our ratio of total liabilities-to-equity decreased from .86-to-1.0 at June 30, 2006 to .71-to-1.0 at September 30, 2006, reflecting a 13.5% decrease in our liabilities and a 4.1% increase in our equity during the period.
Liquidity and Capital Resources
     Our cash and cash equivalents were $5,297 as of September 30, 2006, compared to $6,411 at June 30, 2006. Cash provided by operating activities during the first three months of fiscal year 2007 was $1,040 compared to cash used in operating activities during the first three months of fiscal 2006 of $2,271.
     Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At September 30, 2006, the balance of these working capital accounts was $12,653 compared to $13,893 at June 30, 2006, reflecting a decrease of our investment in these working capital items of $1,240. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first three months of fiscal 2007, several large projects were in the early stages of production and the milestones for billing had not been achieved. Additionally, several large projects were finalized and shipped, which resulted in a decrease in our investment in these working capital accounts. During the first three months of fiscal 2007, cash used in operating activities increased as a result of an increase in material purchases for work in process, while funds were provided by an overall decrease in our accounts receivable.
     Cash used by investing activities was $2,727 for the first three months of fiscal year 2007, compared to cash used by investing activities of $19 for the first three months of fiscal 2006. Cash used during the first three months of fiscal 2007 related primarily to an increase in restricted cash to

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
support a debenture agreement used by our UK subsidiary to facilitate the issuances of bank guarantees.
     Cash provided by financing activities was $555 and $4 during the first three months of fiscal 2007 and 2006, respectively, and related to the proceeds from the issuance of common stock pursuant to employee stock options and the corresponding excess tax benefits associated with the stock option exercises.
     No cash was provided by or used in our discontinued operations during the first three months of fiscal 2007, compared to cash used by our discontinued operations of $48 in the first three months of fiscal 2006.
     As a result of the above factors, our cash and cash equivalents during the first three months of fiscal year 2007 decreased by $1,114, compared to a decrease of $2,340 in the first three months of fiscal 2006.
     On September 30, 2006, we entered into a revolving credit facility for working capital requirements that expires on September 30, 2008 and has a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of our assets in the United States. At September 30, 2006, the applicable rate was Euro plus 2.0% (7.32%). At September 30, 2006, we had $2,473 outstanding under stand-by letters of credit and no borrowings outstanding, leaving a maximum availability under the credit facility of $6,527 (actual availability at September 30, 2006 of $3,498 based on our borrowing base calculation). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of September 30, 2006, we were in compliance with all financial and other covenants under this credit facility.
     In addition, our UK subsidiary had a £2,600 ($4,900) debenture agreement used to facilitate the issuances of bank guarantees. At September 30, 2006, this facility was secured by substantially all of the UK subsidiary assets, and was backed by a deposit of £1,400 ($2,621). At September 30, 2006, there was £2,407 ($4,507) outstanding under this facility. As of September 30, 2006, we were in compliance with all financial and other covenants under this credit facility.
     We believe we maintain adequate liquidity to support existing operations and planned growth.
New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes. – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact of the adoption of FIN No. 48 will have on our financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet completed its evaluation of the impact of adopting SFAS No. 157.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. We do not expect that the adoption of SAB 108 will have an impact on our results of operations or financial position or that any adjustment will be made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our primary market risk exposures are rate risk and foreign currency exchange rate risk. We currently believe our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed, for the most part, in the same currency and therefore provide a “natural hedge” against currency fluctuations. On occasion, we engage in derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies would be expected to have an immaterial impact on our financial operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivatives outstanding as of September 30, 2006.
     Since June 30, 2006, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For information regarding our exposure to certain market risks, see Item 7A “- Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2006 as filed with the SEC.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
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
     During the quarter ended September 30, 2006, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2007 if the market value of our common stock held by non-affiliates is $75,000 or greater at December 31, 2006. That report is to include an assessment by the Company’s management of the effectiveness of its internal control over financial reporting as of the end of the fiscal year along with an attestation report from the Company’s independent auditors regarding that assessment. Accordingly, the Company is undertaking a comprehensive effort to assess its system of internal control over financial reporting. Using internal resources and external consulting assistance, the Company will review its internal control over financial reporting to assess their adequacy and, as necessary, to address identified issues or inadequacies.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
     There has been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the SEC.
Items 2, 3, 4, and 5 are not applicable and have been omitted.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
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

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2006
(Amounts in thousands, except per share amounts)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.
Date: November 13, 2006	/s/ Peter J. Burlage
Peter J. Burlage President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)