Form 10-Q
period 2006-12-31
PEERLESS MANUFACTURING CO
filed 2007-02-13
CIK 76954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 9, 2007, there were 3,194,197 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED December 31, 2006

Page
Number
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2006 (unaudited) and June 30, 2006	4

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005	6

Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended December 31, 2006 and 2005	7

Notes to the Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	40

SIGNATURES	41
Agreement for Purchase
Rule 13a-14(a)/15(d)-14(a) Certification of CEO
Rule 13a-14(a)/15(d)-14(a) Certification of CFO
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31	June 30,
	2006	2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,243	$6,411
Restricted cash	2,741	—
Accounts receivable-principally trade — net of allowance for doubtful accounts of $462 at December 31, 2006 and at June 30, 2006	14,615	16,463
Inventories	5,475	4,871
Costs and earnings in excess of billings on uncompleted contracts	11,265	13,891
Assets held for sale	767	767
Deferred income taxes	1,338	1,338
Other current assets	1,063	1,431

Total current assets	43,507	45,172

Property, plant and equipment — net	1,984	2,140
Other assets	823	845
Deferred income taxes	6	2

Total assets	$46,320	$48,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,942	$13,860
Billings in excess of costs and earnings on uncompleted contracts	2,816	2,601
Commissions payable	1,012	1,238
Income taxes payable	171	75
Product warranties	658	626
Accrued liabilities and other	3,666	3,842

Total current liabilities	18,265	22,242

Commitments and contingencies

Shareholders’ equity:
Common stock	3,194	3,134
Additional paid-in capital	4,182	3,143
Accumulated other comprehensive income	376	245
Retained earnings	20,303	19,395

Total shareholders’ equity	28,055	25,917

Total liabilities and shareholders’ equity	$46,320	$48,159

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues	$14,091	$11,534	$28,729	$23,176
Cost of goods sold	9,587	8,388	19,830	17,677

Gross profit	4,504	3,146	8,899	5,499
Operating expenses
Sales and marketing	1,644	1,565	3,366	3,107
Engineering and project management	955	820	1,788	1,646
General and administrative	1,375	2,087	2,563	3,225

	3,974	4,472	7,717	7,978

Operating income (loss)	530	(1,326)	1,182	(2,479)

Other income
Interest income	73	50	135	103
Foreign exchange gain	101	29	82	57
Other income	—	47	—	79

	174	126	217	239

Earnings (loss) from continuing operations before income taxes	704	(1,200)	1,399	(2,240)
Income tax (expense) benefit	(247)	408	(491)	759

Net earnings (loss) from continuing operations	457	(792)	908	(1,481)

Discontinued operations
Loss from discontinued operations	—	(50)	—	(50)
Income tax benefit	—	17	—	17

Net loss from discontinued operations	—	(33)	—	(33)

Net earnings (loss)	$457	$(825)	$908	$(1,514)

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.14	$(0.26)	$0.29	$(0.49)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Basic earnings (loss) per share	$0.14	$(0.27)	$0.29	$(0.50)

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.14	$(0.26)	$0.28	$(0.49)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Diluted earnings (loss) per share	$0.14	$(0.27)	$0.28	$(0.50)

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended December 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$908	$(1,514)
Adjustments to reconcile net earnings (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	339	218
Deferred income taxes	(4)	—
Provision for bad debts	—	144
Provision for warranty expense	124	159
Inventory valuation reserve	94	105
Foreign exchange gain	(82)	(57)
Gain on sale of equipment	—	(22)
Stock based compensation	126	79
Excess tax benefits from stock-based payment arrangements	(229)	(134)
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	1,850	(260)
Inventories	(694)	(2,146)
Costs and earnings in excess of billings on uncompleted contracts	2,647	517
Other current assets	368	(887)
Other assets	22	(82)
Accounts payable	(3,902)	1,051
Billings in excess of costs and earnings on uncompleted contracts	215	1,583
Commissions payable	(226)	120
Product warranties	(92)	(307)
Income taxes payable	325	—
Accrued liabilities and other	(89)	283

Net cash provided by (used in) operating activities of continuing operations:	1,700	(1,150)
Cash flow from investing activities of continuing operations:
Increase in restricted cash	(2,741)	—
Proceeds from the sale of equipment	—	32
Purchases of property and equipment	(183)	(29)

Net cash provided by (used in) investing activities of continuing operations:	(2,924)	3
Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	744	264
Excess tax benefits from stock-based payment arrangements	229	134

Net cash provided by financing activities of continuing operations	973	398
Cash flow from discontinued operations:
Cash used in operating activities	—	(5)

Net cash used in discontinued operations	—	(5)
Effect of exchange rate changes on cash and cash equivalents	83	(2)
Net decrease in cash and cash equivalents	(168)	(756)
Cash and cash equivalents at beginning of period	6,411	8,277

Cash and cash equivalents at end of period	$6,243	$7,521

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other		Total
	No. of	Common	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Stock	Capital	Income	Earnings	Equity

Balance at July 1, 2006	3,134	$3,134	$3,143	$245	$19,395	$25,917
Comprehensive income
Net earnings from continuing operations					908	908
Foreign currency translation adjustment				131		131

Total comprehensive income						1,039

Restricted stock grant amortization			21			21

Stock options expense			105			105
Stock options exercised	60	60	684			744
Income tax benefit related to stock options exercised			229			229

Balance at December 31, 2006	3,194	$3,194	$4,182	$376	$20,303	$28,055

Balance at July 1, 2005	3,036	$3,036	$2,114	$171	$18,969	$24,290
Comprehensive loss
Net loss from continuing operations					(1,481)	(1,481)
Net loss from discontinued operations					(33)	(33)
Foreign currency translation adjustment				(58)		(58)

Total comprehensive loss						(1,572)

Issuance of restricted stock	10	10	(10)			—
Restricted stock grant amortization			8			8

Stock option expense			71			71
Stock options exercised	40	40	224			264
Income tax benefit related to stock options exercised			134			134

Balance at December 31, 2005	3,086	$3,086	$2,541	$113	$17,455	$23,195

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Peerless Mfg. Co. and subsidiaries (hereafter referred to as the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements of the Company as of December 31, 2006, and for the three and six months ended December 31, 2006 and December 31, 2005 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s fiscal year ends on June 30. References herein to fiscal 2006 and fiscal 2007 refer to our fiscal years ended June 30, 2006 and 2007, respectively.
In connection with the discontinuation of our Boiler operations, the financial information has been presented to report the discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 11 — “Discontinued Operations” in our Notes to the Condensed Consolidated Financial Statements of this Report for additional information on the discontinuance of this business unit.
Certain prior year amounts have been reclassified to conform to the current year presentation, specifically the reclassification of liquidated damages from product warranties to accrued liabilities and other.
2. New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for the Company beginning July 1, 2007. The Company is currently assessing the potential impact of the adoption of FIN No. 48 on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet completed its evaluation of the impact of adopting SFAS No. 157.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB No. 108 will have an impact on its results of operations or financial position or that any adjustment will be made.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
3. Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required except on credit extended to customers outside the United States. Accounts receivable are generally due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the economy generally and the industry as a whole. The Company writes-off accounts receivable when it is determined that the receivable has become uncollectible, and payments subsequently received on such receivable are credited back to bad debt expense in the period the payment is received.
Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Balance at beginning of period	$518	$466	$462	$352
Bad debt expense	(56)	30	—	144
Accounts written off, net	—	(272)	—	(272)

Balance at end of period	$462	$224	$462	$224

4. Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company regularly reviews the value of inventory on hand, using specific aging categories, and records a provision for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.
Principal components of inventories are as follows:

	December 31,	June 30,
	2006	2006

Material and component parts	$5,130	$4,417
Work in progress	615	626
Finished goods	258	262

	6,003	5,305

Reserve for obsolete and slow-moving inventory	(528)	(434)

	$5,475	$4,871

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
4. Inventories — Continued
Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended		Six months ended
	December 31,		December, 31
	2006	2005	2006	2005
Balance at beginning of period	$490	$370	$434	$318
Additions	38	53	94	105
Amounts written off	—	—	—	—

Balance at end of period	$528	$423	$528	$423

5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months or longer in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income in the period in which it is determined a loss will result. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. The Company does not assume any profit component for change orders prior to the change order being approved by the customer. Cumulative revenues recognized may be more or less than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment and invoicing of the product.
The components of uncompleted contracts are as follows:

	December 31,	June 30,
	2006	2006
Costs incurred on uncompleted contracts and estimated earnings	$50,673	$43,448
Less billings to date	(42,224)	(32,158)

	$8,449	$11,290

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts — Continued
The components of uncompleted contracts are reflected in the balance sheets as follows:

	December 31,	June 30,
	2006	2006
Costs and earnings in excess of billings on uncompleted contracts	$11,265	$13,891
Billings in excess of costs and earnings on uncompleted contracts	(2,816)	(2,601)

	$8,449	$11,290

6. Assets Held for Sale
The Company has agreed to sell its headquarters facility located in Dallas, Texas to the Dallas Area Rapid Transit Authority for $4,424. The property is approximately 12 acres and contains the Company’s administrative offices, research & development laboratory and manufacturing and storage operations. The Company expects to relocate all of the operations currently performed at this facility no later than May 1, 2007. At December 31, 2006 and June 30, 2006, the book value of the facility was $767. The Company ceased depreciating these assets as of June 30, 2006.
The assets held for sale are summarized as follows:

	December 31,	June 30,
	2006	2006

Buildings & improvements	$2,768	$2,768
Equipment	152	152
Furniture and fixtures	13	13

	2,933	2,933
Less accumulated depreciation	(2,794)	(2,794)

	139	139
Land	628	628

	$767	$767

7. Product Warranties
The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed upon specifications at the time of delivery and typically for a period of 12 to 18 months from the date of shipment, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain concurrent warranties for major component parts produced by third-party suppliers.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
7. Product Warranties — Continued
The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of concurrent supplier warranties in place, at the time the product revenue is recognized. Revisions to the estimated product warranties are made when necessary based on changes in these factors. Product warranty activity is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Balance at beginning of period	$639	$916	$626	$845
Provision for warranty expenses	55	17	124	159
Warranty charges	(36)	(236)	(92)	(307)

Balance at end of period	$658	$697	$658	$697

8. Contingencies
On April 25, 2006, the Company received notice that it allegedly received $900 of preferential transfers in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on preliminary investigation, the Company believes that a majority of the payments received may not meet the applicable standards for avoidance under the Bankruptcy Code and other applicable laws, or that a number of defenses may be asserted that would negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and believes the likelihood of a material loss is not probable.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.
9. Accrued Liabilities and Other
The components of accrued liabilities and other are as follows:

	December 31,	June 30,
	2006	2006

Accrued start-up expense	$1,846	$1,717
Accrued compensation	667	1,094
Accrued professional, legal and other expenses	496	531
Sales and use taxes payable	25	3
Other	632	497

	$3,666	$3,842

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings.
In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provides for a maximum of 240,000 shares of common stock to be issued. The 1995 Plan expired on November 21, 2006. Therefore, no additional awards may be granted under the 1995 Plan. In January 2002, the Company adopted another stock option and restricted stock plan (the “2001 Plan”), which provides for a maximum of 250,000 shares of common stock to be issued. Under both plans, stock options generally vest ratably over four years and expire ten years from the date of grant. Under both plans, stock options are or were granted to employees at exercise prices equal to the fair market value of the Company’s stock at the date of grant. Stock options granted to non-employee directors are generally exercisable on the date of grant, which is generally at the annual shareholders’ meeting.
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
The fair value of each award granted under the plans was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and six months ended December 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Expected volatility	44.5%	52.6%	44.5%	52.6%
Expected term (years)	4.92	5.66	4.92	5.66
Risk free interest rate	5.11%	4.12%	5.11%	4.12%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Weighted average grant date fair value	$10.89	$8.99	$10.89	$8.99
As a result of the adoption of SFAS 123R, the financial results were lower than under the previous accounting method for share based compensation by the following amounts:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Earnings from continuing operations before income taxes	$79	$49	$105	$71
Earnings from continuing operations	51	32	68	47
Net earnings	51	32	68	47
Basic and diluted net earnings per common share	$0.02	$0.01	$0.02	$0.02

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
A summary of the option activity under the plans for the three and six months ended December 31, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at July 1,	143,650	$14.02	237,950	$11.22
Granted	—	$—	—	$—
Exercised	(32,400)	$13.77	(250)	$12.64
Forfeited before vesting	—	$—	(2,800)	$14.02
Forfeited after vesting	—	$—	—	$—

Balance at September 30,	111,250	$14.09	234,900	$11.18
Granted	5,000	$23.80	4,000	$16.95
Exercised	(27,488)	$10.83	(39,750)	$6.56
Forfeited before vesting	—	$—	(25,000)	$12.94
Forfeited after vesting	—	$—	(500)	$19.50

Balance at December 31,	88,762	$15.64	173,650	$12.10
Exercisable at end of period	49,601	$15.36	140,600	$11.69
The total options outstanding at December 31, 2006 had a weighted average remaining term of 7.21 years and an aggregate intrinsic value of $802, based upon the closing price of the Company’s common stock on December 29, 2006. The options exercisable at December 31, 2006 had a weighted average remaining term of 6.32 years and an aggregate intrinsic value of $462, based upon the closing price of the Company’s common stock on December 29, 2006.
Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three and six months ended December 31, 2006 and 2005 such excess tax benefits were classified as financing cash flows.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
A summary of the stock options exercised during the three and six months ended December 31, 2006 and 2005 is presented below:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Total cash received	$298	$261	$744	$264
Income tax benefits	$120	$134	$229	$134
Total intrinsic value of options exercised	$385	$148	$707	$150
A summary of the status of the Company’s unvested stock options at December 31, 2006, and changes during the three and six months ended December 31, 2006 is presented below:

	Three months ended		Six months ended
	December 31, 2006		December 31, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	45,286	$6.75	45,286	$6.75
New Grants	—	$—	—	$—
Vested	(6,125)	$6.44	(6,125)	$6.44
Forfeited	—	$—	—	$—

Unvested at end of period	39,161	$6.80	39,161	$6.80
The total fair value of stock options vested during the three months ended December 31, 2006 and 2005 was $39 and $40, respectively. The total fair value of stock options vested during the six months ended December 31, 2006 and 2005 was $39 and $57, respectively.
As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options was $201. The weighted average remaining requisite service period of the unvested stock options was 1.26 years.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
A summary of the restricted stock award activity under the plans for the three and six months ended December 31, 2006 is as follows:

	Three months ended		Six months ended
	December 31, 2006		December 31, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at beginning of period	10,000	$17.06	10,000	$17.06
New Grants	—	$—	—	$—
Vested	(2,500)	$17.06	(2,500)	$17.06
Forfeited	—	$—	—	$—

Balance at end of period	7,500	$17.06	7,500	$17.06
As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested restricted stock awards was $121. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.85 years.
11. Discontinued Operations
During the first quarter of the Company’s fiscal year ended June 30, 2004, the Board of Directors authorized the divestiture, and the Company sold certain assets of its Boiler business segment. During the fourth quarter of the Company’s fiscal year ended June 30, 2006, all remaining Boiler related assets were disposed of and all liabilities satisfied. Discontinued operations activity is as follows for the three and six months ended December 31, 2006 and 2005:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross loss	—	—	—	—
Operating expenses	—	50	—	50

Operating loss	—	(50)	—	(50)
Income tax benefit	—	17	—	17

Net loss from operations	$—	$(33)	$—	$(33)

Basic and diluted loss per share	$—	$(0.01)	$—	$(0.01)

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net earnings (loss) from continuing operations	$457	$(792)	$908	$(1,481)
Loss from discontinued operations	—	(33)	—	(33)

Net earnings (loss)	$457	$(825)	$908	$(1,514)

Basic weighted average common shares outstanding	3,170	3,045	3,149	3,041
Effect of dilutive options	32	—	47	—

Diluted weighted average common shares outstanding	3,202	3,045	3,196	3,041

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.14	$(0.26)	$0.29	$(0.49)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net earnings (loss) per share	$0.14	$(0.27)	$0.29	$(0.50)

DILUTED LOSS PER SHARE
Earnings (loss) from continuing operations	$0.14	$(0.26)	$0.28	$(0.49)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net earnings (loss) per share	$0.14	$(0.27)	$0.28	$(0.50)

Diluted weighted average common shares outstanding excluded outstanding stock options to purchase 211 and 208 shares of common stock, respectively, for the three and six months ended December 31, 2005 because their impact would have been anti-dilutive. No stock options were excluded in the three and six months ended December 31, 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
13. Segment Information
The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reporting segments: Environmental Systems and Separation / Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems”. The Separation / Filtration Systems segment produces various types of separators and filters used for removing liquids and solids from gases and air. The Company combines these systems with other components, such as instruments, controls, valves and piping, to offer its customers a totally integrated system.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit for the three and six months ended December 31, 2006 and 2005 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore such information is not presented.

	Three months ended,		Six months ended,
	December 31,		December 31,
	2006	2005	2006	2005

Revenues
Environmental	$2,550	$3,629	$7,164	$6,895
Separation / Filtration	11,541	7,905	21,565	16,281

Consolidated	$14,091	$11,534	$28,729	$23,176

Operating income (loss)
Environmental	$(138)	$272	$794	$(9)
Separation / Filtration	2,043	489	2,951	755
Reconciling items	(1,375)	(2,087)	(2,563)	(3,225)

Consolidated	$530	$(1,326)	$1,182	$(2,479)

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
14. Lines of Credit
On September 30, 2006, the Company entered into a revolving credit facility for working capital requirements that expires on September 30, 2008 and has a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts receivable and 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets in the United States. At December 31, 2006, the applicable rate was the Euro rate plus 2.0% (7.32%). At December 31, 2006, the Company had $2,411 outstanding under stand-by letters of credit and no borrowings outstanding, leaving a maximum availability under the credit facility of $6,589 (actual availability at December 31, 2006 of $2,824 based on the borrowing base calculation). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of December 31, 2006, the Company was in compliance with all financial and other covenants under this credit facility.
In addition, the Company’s UK subsidiary had a £2,600 ($5,091) debenture agreement used to facilitate the issuances of bank guarantees. At December 31, 2006, this facility was secured by substantially all of the UK subsidiary’s assets, and was backed by a cash deposit of £1,400 ($2,741), which is recorded as restricted cash on the Company’s balance sheet. At December 31, 2006, there was £2,069 ($4,051) outstanding under this credit facility. As of December 31, 2006, the Company was in compliance with all financial and other covenants under this credit facility.
15. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for income taxes as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Income tax paid	$150	$—	$460	$—
Income tax refunds received	$(297)	$(150)	$(297)	$(150)

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a global company providing environmental, separation and filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments — Environmental Systems and Separation / Filtration Systems.
     Environmental Systems. This reporting segment represented 24.9% and 29.8% of our revenues in the first six months of fiscal 2007 and 2006, respectively. In this segment, we design, engineer, manufacture and sell environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions into nitrogen and water vapor. Nitrogen oxide (NOx) emissions are generated by exhaust gases caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, as well as organic bio-fuels such as wood products, grasses and grains. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM). These systems are totally integrated, complete with instruments, controls and related valves and piping.
     Separation / Filtration Systems. This reporting segment represented 75.1% and 70.2% of our revenues in the first six months of fiscal 2007 and 2006, respectively. In this segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
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
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts receivable using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers directly, and record a provision for doubtful accounts based on historical collections and estimated future collections. As actual collections or market conditions may vary from those projected, adjustments to our allowance for doubtful accounts may be required.
     Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review the value of inventory on hand, using specific aging categories, and record a provision for

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.
     Deferred Tax Asset — Valuation Allowance. We have a significant amount of net deferred tax assets, which consisted of a subsidiary state net operating loss carry-forward and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The state net operating loss carry-forward expires, if unused, as follows: $3,300 in 2007; $2,100 in 2008; $1,900 in 2009; and, $210 in 2010. Based on evaluations performed, we determined that it is more likely than not that insufficient taxable income will be generated by the subsidiary to fully utilize the state operating loss carry-forward prior to its expirations, and accordingly we have recorded a valuation allowance to reduce the corresponding deferred tax asset to its anticipated net realizable value (see Note O in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2006.). As actual results in future periods and projections of future results may vary from those projected, adjustments to our valuation allowance may be required.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
Results of Operations
     The following table summarizes our statements of operations as a percentage of net revenues:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0	72.7	69.0	76.3

Gross profit	32.0	27.3	31.0	23.7
Operating expenses	28.2	38.8	26.9	34.4

Operating earnings (loss)	3.8	(11.5)	4.1	(10.7)
Other income	1.2	1.1	0.8	1.0

Net earnings (loss) from continuing operations before income taxes	5.0	(10.4)	4.9	(9.7)
Income tax benefit (expense)	(1.8)	3.5	(1.7)	3.3

Net earnings (loss) from continuing operations	3.2	(6.9)	3.2	(6.4)
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.1)

Net earnings (loss)	3.2%	(7.2)%	3.2%	(6.5)%

     Cost of goods sold includes manufacturing and distribution costs for products sold. Manufacturing and distribution costs include material, direct and indirect labor, manufacturing overhead, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Additionally, cost of goods sold includes the costs of commissioning the equipment and warranty related costs.
     Operating expenses include sales and marketing expenses, engineering and project management expenses, and general and administrative expenses.
     Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Additionally, sales and marketing expenses include travel and entertainment, advertising, promotions, trade shows, seminars, sales incentives and other programs.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
Results of Operations — Consolidated
     Revenues
     The following table summarizes consolidated revenues for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	% of Total	2005	% of Total

Domestic	$7,826	55.5%	$4,962	43.0%
International	6,265	44.5%	6,572	57.0%

Total revenues	$14,091	100.0%	$11,534	100.0%

     For the second quarter of fiscal 2007, total revenues increased $2,557, or 22.2%, when compared to the second quarter of fiscal 2006. Domestic revenues increased $2,864, or 57.7%, in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006. International revenues decreased $307, or 4.7%, in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006. Amounts are classified as domestic or international based upon the location of our customer. The increase in our domestic revenues relates primarily to an increase of separation and filtration equipment sales attributable to an increased demand for natural gas.
     Gross Profit
     The following table summarizes revenues, cost of goods sold, and gross profit for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	% of Revenue	2005	% of Revenue

Revenues	$14,091	100.0%	$11,534	100.0%
Cost of goods sold	9,587	68.0%	8,388	72.7%

Gross profit	$4,504	32.0%	$3,146	27.3%

     For the second quarter of fiscal 2007, our gross profit increased $1,358, or 43.2%, when compared to the second quarter of fiscal 2006. Our gross profit, as a percentage of revenues, increased to 32.0% for the second quarter of fiscal 2007 compared to 27.3% for the second quarter of fiscal 2006. The improved gross profit is primarily attributable to shifts in the product mix of our sales in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     Operating Expenses
     The following table summarizes operating expenses for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	% of Sales	2005	% of Sales

Sales and marketing	$1,644	11.7%	$1,565	13.6%
Engineering & project management	955	6.8%	820	7.1%
General and administrative	1,375	9.7%	2,087	18.1%

Total operating expenses	$3,974	28.2%	$4,472	38.8%

     For the second quarter of fiscal 2007, our operating expenses from continuing operations decreased by $498, or 11.1 % when compared to the second quarter of fiscal 2006. As a percentage of revenue, these expenses decreased to 28.2% in the second quarter of fiscal 2007 from 38.8% in the second quarter of fiscal 2006. Our sales and marketing expenses were $1,644 in the second quarter of fiscal 2007 compared to $1,565 in the second quarter of fiscal 2006. Selling and marketing expenses in the second quarter of fiscal 2007 increased over the second quarter of fiscal 2006 primarily due to the increased revenues. Our engineering and project management expense increased to $955 in the second quarter of fiscal 2007 from $820 in the second quarter of fiscal 2006. The increase in our engineering and project management expense related primarily to our increased revenues in the second quarter of fiscal 2007 over the second quarter of fiscal 2006. Our general and administrative expenses decreased $712 in the second quarter of fiscal 2007, compared to the second quarter of fiscal 2006. The general and administrative expenses in the second quarter of fiscal 2006 included expenses associated with a one time charge incurred in connection with a special project and severance paid to a former officer.
     Other Income
     The following table summarizes other income for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	% of Sales	2005	% of Sales

Interest income	$73	0.5%	$50	0.4%
Foreign exchange gain	101	0.7%	29	0.3%
Other income	—	0.0%	47	0.4%

Total other income	$174	1.2%	$126	1.1%

     For the second quarter of fiscal 2007 other income items increased by $48, from income of $126 for the second quarter of fiscal 2006 to income of $174 for the second quarter of fiscal 2007. This change was primarily due to increased foreign currency exchange gains during the second quarter of fiscal 2007 over the second quarter of fiscal 2006. The increased foreign currency exchange gains were partially offset by a decrease in other income in the second quarter of fiscal 2007 compared

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
to the second quarter of fiscal 2006, primarily due to the loss of rental income from an inactive warehouse that was sublet in fiscal 2006.
     Income Taxes
     Our effective income tax rate for continuing operations was 35% and 34%, for the second quarter of fiscal years 2007 and 2006, respectively.
     Net Earnings (Loss) from Continuing Operations
     Our net earnings from continuing operations increased by $1,249, from a net loss of $792, or 6.9% of revenues, for the second quarter of fiscal 2006, to net earnings of $457, or 3.2% of revenues, for the second quarter of fiscal 2007 and related primarily to our increased revenues and gross profit. Basic and diluted earnings (loss) per share increased from a net of loss of $0.26 per share for the second quarter of fiscal 2006, to net earnings of $0.14 per share for the second quarter of fiscal 2007.
     Discontinued Operations
          There was no operating income or loss generated by the discontinued Boiler segment during the three months ended December 31, 2006. Our net loss during the three months ended December 31, 2005 related primarily to legal expenses associated with adversary proceedings initiated by Enron Corporation and National Energy Production Corporation. An agreement to settle this litigation was consummated and the litigation was dismissed in the fourth quarter of fiscal 2006. Basic and diluted earnings (loss) per share from discontinued operations were a net of loss of $0.01 per share for the second quarter of fiscal 2006. No operating income or loss was generated by our discontinued operations for the three months ended December 31, 2006. See Note 11, Discontinued Operations, to our Condensed Consolidated Financial Statements included in this report for additional information.
     Net Earnings (Loss)
     Our net earnings increased by $1,282, from a net loss of $825, or 7.2% of revenues, for the second quarter of fiscal 2006, to net earnings of $457, or 3.2% of revenues, for the second quarter of fiscal 2007. Basic and diluted earnings (loss) per share increased from a net of loss of $0.27 per share for the second quarter of fiscal 2006, to net earnings of $0.14 per share for the second quarter of fiscal 2007.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     Environmental Systems
     The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping. This reporting segment represented 18.1% and 31.5% of our revenues for the second quarter of fiscal 2007 and fiscal 2006, respectively.
     The following table summarizes Environmental Systems’ revenues and operating income during the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	2005

Revenue	$2,550	$3,629
Operating income (loss)	$(138)	$272

Operating income (loss) as % of revenue	(5.4)%	7.5%
     Revenues from Environmental Systems decreased in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006, primarily due to the timing of awards of new gas power plant construction projects and increased competition.
     Environmental Systems’ operating income in the second quarter of fiscal 2007 decreased $410 compared to the second quarter of fiscal 2006. As a percentage of Environmental Systems’ revenue, the operating loss was 5.4% in the second quarter of fiscal 2007 compared to operating income of 7.5% in the second quarter of fiscal 2006. The decrease in operating income in fiscal 2007 compared to fiscal 2006 is primarily related to the decrease in revenue. Additionally, this business segment incurred increased expense associated with the installation and commissioning of certain product installed during the second quarter of fiscal 2007.
     Our Environmental Systems business has been impacted by the timing of the awards of new gas power plant construction. We would expect that as compliance deadlines for air regulations come into effect and the demand for power increases in the short term as well as over the next three to five years, facilities will have to implement their compliance plans, resulting in increased spending for environmental reduction systems. State Implementation Plans, the Clean Air Interstate Rule, and consent decrees all create a favorable market environment for our Environmental Systems. Increasing energy demand is beginning to necessitate the construction of new power plants, which would require systems to reduce NOx emissions. Domestically, new gas-fired plants are anticipated to be constructed to meet peak power demands. In addition, new coal-fired power plants, applied to base-load operations, have been announced for construction over the next several years.
     Separation / Filtration Systems
     The Separation / Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 81.9% and 68.5% of our revenues for the second quarter of fiscal 2007 and fiscal 2006, respectively.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     The following table summarizes Separation / Filtration Systems’ revenues and operating income during the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	2005

Revenue	$11,541	$7,905
Operating income	$2,043	$489

Operating income as % of revenue	17.7%	6.2%
     Separation / Filtration Systems’ revenues increased by $3,636, or 46.0%, in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006. Our revenues increased during the second quarter of fiscal 2007 when compared to the same period in the prior year both domestically and internationally. This increase in revenues is attributed primarily to an increase in natural gas transmission projects as a result of strong energy demand.
     Separation / Filtration Systems’ operating income in the second quarter of fiscal 2007 increased $1,554 compared to the second quarter of fiscal 2006. As a percentage of Separation / Filtration Systems’ revenue, operating income was 17.7% in the second quarter of fiscal 2007 and 6.2% in the second quarter of fiscal 2006. The increased operating income is primarily attributable to the increased gross profit associated with the growth in revenues and mix of product sold.
     Strong energy demand is creating opportunities for our separation and filtration products. New pipelines, gas processing facilities, chemical and petrochemical processing plants, and LNG plants and terminals are driving the growth of this business segment. We believe the domestic and international markets for our separation products will continue to remain strong as nuclear power plants continue to invest in life extension and power up-rate projects, in connection with the license renewals for these facilities. The construction of new nuclear power plants internationally is also expected to provide revenue opportunities.
     Corporate Level Expenses
     The corporate level expenses excluded from our segment operating results are corporate level general and administrative expenses. See “Results of Operations — Consolidated — Operating Expenses” above for additional discussion on these expenses.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
Results of Operations — Consolidated
     Revenues
     The following table summarizes consolidated revenues for the six months ended December 31, 2006 and 2005:

	Six months ended December 31
	2006	% of Total	2005	% of Total

Domestic	$15,431	53.7%	$11,533	49.8%
International	13,298	46.3%	11,643	50.2%

Total revenues	$28,729	100.0%	$23,176	100.0%

     For the first six months of fiscal 2007, total revenues increased $5,553, or 24.0%, when compared to the first six months of fiscal 2006. Domestic revenues increased $3,898, or 33.8%, in the first six months of fiscal 2007 when compared to the first six months of fiscal 2006. International revenues increased $1,655, or 14.2%, in the first six months of fiscal 2007 when compared to the first six months of fiscal 2006. Amounts are classified as domestic or international based upon the location of our customer. The increase in our domestic and international revenues relates primarily to an increase of separation and filtration equipment sales attributable to an increased demand for natural gas, in addition to increased international revenues of our Environmental Systems.
     Gross Profit
     The following table summarizes revenues, cost of goods sold, and gross profit for the six months ended December 31, 2006 and 2005:

	Six months ended December 31,
	2006	% of Revenue	2005	% of Revenue

Revenues	$28,729	100.0%	$23,176	100.0%
Cost of goods sold	19,830	69.0%	17,677	76.3%

Gross profit	$8,899	31.0%	$5,499	23.7%

     For the first six months of fiscal 2007, our gross profit increased $3,400, or 61.8%, when compared to the first six months of fiscal 2006. Our gross profit, as a percentage of revenues, increased to 31.0% for the first six months of fiscal 2007 compared to 23.7% for the first six months of fiscal 2006. The improved gross profit is primarily attributable to shifts in the product mix of our sales in the first six months of fiscal 2007 when compared to the first six months of fiscal 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     Operating Expenses
     The following table summarizes operating expenses for the six months ended December 31, 2006 and 2005:

	Six months ended December 31,
	2006	% of Sales	2005	% of Sales

Sales and marketing	$3,366	11.7%	$3,107	13.4%
Engineering & project management	1,788	6.3%	1,646	7.1%
General and administrative	2,563	8.9%	3,225	13.9%

Total operating expenses	$7,717	26.9%	$7,978	34.4%

     For the first six months of fiscal 2007, our operating expenses from continuing operations decreased by $261 or 3.2% when compared to the first six months of fiscal 2006. As a percentage of revenue, these expenses decreased to 26.9% in the first six months of fiscal 2007 from 34.4% in the first six months of fiscal 2006, primarily as a result of the increased revenue in the current quarter compared to the same prior year period. Our sales and marketing expenses were $3,366 in the first six months of fiscal 2007 compared to $3,107 in the first six months of fiscal 2006. Selling and marketing expenses in the first six months of fiscal 2007 increased over the first six months of fiscal 2006 primarily due to the increased revenues. Our engineering and project management expense increased to $1,788 in the first six months of fiscal 2007 from $1,646 in the first six months of fiscal 2006. The increase in our engineering and project management expense related primarily to our increased revenues in the first six months of fiscal 2007 over the first six months of fiscal 2006. Our general and administrative expenses decreased $662 in the first six months of fiscal 2007, compared to the first six months of fiscal 2006. The general and administrative expenses in the first six months of fiscal 2006 included expenses associated with a one time charge incurred in connection with a special project and severance paid to a former officer.
     Other Income
     The following table summarizes other income for the six months ended December 31, 2006 and 2005:

	Six months ended December 31,
	2006	% of Sales	2005	% of Sales

Interest income	$135	0.5%	$103	0.4%
Foreign exchange gain	82	0.3%	57	0.2%
Other income	—	0.0%	79	0.4%

Total other income	$217	0.8%	$239	1.0%

     For the first six months of fiscal 2007, other income items decreased by $22, from income of $239 for the first six months of fiscal 2006 to income of $217 for the first six months of fiscal 2007. This change was primarily due to the loss of rental income from an inactive warehouse that was sublet in fiscal 2006. The lost income was partially offset by increased interest income and

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
foreign currency exchange gains in the first six month of fiscal 2007 over the first six months of fiscal 2006.
     Income Taxes
     Our effective income tax rate for continuing operations was 35% and 34%, for the first six months of fiscal years 2007 and 2006, respectively.
     Net Earnings (Loss) from Continuing Operations
     Our net earnings from continuing operations increased by $2,389, from a net loss of $1,481, or 6.4% of revenues, for the first six months of fiscal 2006, to net earnings of $908, or 3.2% of revenues, for the first six months of fiscal 2007 and related primarily to our increased revenues and gross profit. Basic earnings (loss) per share increased from a net of loss of $0.49 per share for the first six months of fiscal 2006, to net earnings of $0.29 per share for the first six months of fiscal 2007. Diluted earnings (loss) per share increased from a net of loss of $0.49 per share for the first six months of fiscal 2006, to net earnings of $0.28 per share for the first six months of fiscal 2007.
     Discontinued Operations
          There was no operating income or loss generated by the discontinued Boiler segment during the six months ended December 31, 2006. Our net loss during the six months ended December 31, 2005 related primarily to legal expenses associated with adversary proceedings initiated by Enron Corporation and National Energy Production Corporation. An agreement to settle this litigation was consummated and the litigation was dismissed in the fourth quarter of fiscal 2006. Basic and diluted earnings (loss) per share from discontinued operations were a net of loss of ($0.01) per share for the first six months of fiscal 2006. No operating income or loss was generated by our discontinued operations for the six months ended December 31, 2006. See Note 11, Discontinued Operations, to our Condensed Consolidated Financial Statements included in this report for additional information.
     Net Earnings (Loss)
     Our net earnings increased by $2,422, from a net loss of $1,514, or 6.5% of revenues, for the first six months of fiscal 2006, to net earnings of $908, or 3.2% of revenues, for the first six months of fiscal 2007. Basic earnings (loss) per share increased from a net of loss of $0.50 per share for the first six months of fiscal 2006, to net earnings of $0.29 per share for the first six months of fiscal 2007. Diluted earnings (loss) per share increased from a net of loss of $0.50 per share for the first six months of fiscal 2006, to net earnings of $0.28 per share for the first six months of fiscal 2007.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     Environmental Systems
     The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping. This reporting segment represented 24.9% and 29.8% of our revenues for the first six months of fiscal 2007 and fiscal 2006, respectively.
     The following table summarizes Environmental Systems’ revenues and operating income for the six months ended December 31, 2006 and 2005:

	Six months ended December 31,
	2006	2005

Revenue	$7,164	$6,895
Operating income (loss)	$794	$(9)

Operating income (loss) as % of revenue	11.1%	(0.1)%
     Revenues from Environmental Systems increased $269 in the first six months of fiscal 2007 when compared to the first six months of fiscal 2006.
     Environmental Systems’ operating income in the first six months of fiscal 2007 increased $803 compared to the first six months of fiscal 2006. As a percentage of Environmental Systems revenue, operating income was 11.1% in the first six months of fiscal 2007 compared to an operating loss of 0.1% in the first six months of fiscal 2006. When compared to the first six months of fiscal 2006, gross profit for the first six months of fiscal 2007 improved primarily due to a change in market conditions and product mix. Operating expenses continued to decline primarily due to product standardization activities and cost control measures.
     Our Environmental Systems business has been impacted by the timing of the awards of new gas power plant construction. We would expect that as compliance deadlines for air regulations come into effect and the demand for power increases in the short term as well as over the next three to five years, facilities will have to implement their compliance plans, resulting in increased spending for environmental reduction systems. State Implementation Plans, the Clean Air Interstate Rule, and consent decrees all create a favorable market environment for our Environmental Systems. Increasing energy demand is beginning to necessitate the construction of new power plants, which would require systems to reduce NOx emissions. Domestically, new gas-fired plants are anticipated to be constructed to meet peak power demands. In addition, new coal-fired power plants, applied to base-load operations, have been announced for construction over the next several years.
     Separation / Filtration Systems
     The Separation / Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 75.1% and 70.2% of our revenues for the first six months of fiscal 2007 and fiscal 2006, respectively.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     The following table summarizes Separation / Filtration Systems revenues and operating income for the six months ended December 31, 2006 and 2005:

	Six months ended December 31,
	2006	2005

Revenue	$21,565	$16,281
Operating income	$2,951	$755

Operating income as % of revenue	13.7%	4.6%
     Separation / Filtration Systems’ revenues increased by $5,284, or 32.5%, in the first six months of fiscal 2007 when compared to the first six months of fiscal 2006. Our revenues increased during the first six months of fiscal 2007 when compared to the same period in the prior year both domestically and internationally, primarily due to an increase in natural gas transmission projects.
     Separation / Filtration Systems’ operating income in the first six months of fiscal 2007 increased $2,196 compared to the first six months of fiscal 2006. As a percentage of Separation / Filtration Systems’ revenue, operating income was 13.7% in the first six months of fiscal 2007 and 4.6% in the first six months of fiscal 2006. Gross profit improved during the second quarter of fiscal 2007 primarily due to reduced warranty and start-up costs and shifts in product mix and market segments.
     Strong energy demand is creating opportunities for our separation and filtration products around the world. New pipelines, gas processing facilities, chemical and petrochemical processing plants, and LNG plants and terminals are driving growth of this business segment. The domestic and international markets for our separation products continue to remain strong as nuclear power plants continue to invest in life extension and power up-rate projects, in connection with their license renewals. The construction of new nuclear power plants internationally is also creating opportunities.
     Corporate Level Expenses
     The corporate level expenses excluded from our segment operating results are corporate level general and administrative expenses. See “Results of Operations — Consolidated — Operating Expenses” above for additional discussion on these expenses.
Contingencies
     On April 25, 2006, we received notice that we allegedly received $900 of preferential transfers in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that a majority of the payments received may not meet the applicable standards for avoidance under the Bankruptcy Code and other applicable laws, or that a number of defenses may be asserted that would negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of a material loss is not probable.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Backlog
     The Company’s backlog of orders was $37,000 at December 31, 2006 and $40,000 at June 30, 2006. The timing of our larger contracts can have a notable impact upon our backlog from period to period.
Financial Position
     Assets. Total assets decreased by $1,839, or 3.8%, from $48,159 at June 30, 2006, to $46,320 at December 31, 2006. We held cash and cash equivalents of $6,243, had working capital of $25,242 and a current liquidity ratio of 2.4-to-1.0 at December 31, 2006. This compares with cash and cash equivalents of $6,411, $22,930 in working capital, and a current liquidity ratio of 2.0-to-1.0 at June 30, 2006.
     Liabilities and Shareholders’ Equity. Total liabilities decreased by $3,977, or 17.9%, from $22,242 at June 30, 2006 to $18,265 at December 31, 2006. This decrease in liabilities related primarily to the decrease in our accounts payable of $3,918. The increase in shareholder’s equity of $2,138 or 8.2%, from $25,917 at June 30, 2006 to $28,055 at December 31, 2006 was primarily a result of our net earnings and an increase in capital from the exercise of stock options during the first six months of fiscal 2007. The ratio of total liabilities-to-equity decreased from ..86-to-1.0 at June 30, 2006 to .65-to-1.0 at December 31, 2006, reflecting a 17.9% decrease in liabilities and an 8.2% increase in shareholder’s equity during the period.
Liquidity and Capital Resources
     Our cash and cash equivalents were $6,243 at December 31, 2006, compared to $6,411 at June 30, 2006. Cash provided by operating activities during the first six months of fiscal year 2007 was $1,700 compared to cash used in operating activities during the first six months of fiscal 2006 of $1,150.
     Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts receivable along with accounts payable, to determine our management of working capital. At December 31, 2006, the balance of these working capital accounts was $13,122 compared to $13,893 at June 30, 2006, reflecting a decrease of our investment in these working capital items of $771. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first six months of fiscal 2007, several large projects were in the early stages of production and the milestones for billing had not been achieved. Additionally, several large projects were finalized and shipped, which resulted in a decrease in our investment in these working capital accounts. During the first six months of fiscal 2007, funds were primarily provided by a decrease in our accounts receivable.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     Cash used by investing activities was $2,924 for the first six months of fiscal year 2007, compared to cash provided by investing activities of $3 for the first six months of fiscal 2006. Cash used during the first six months of fiscal 2007 related primarily to an increase in restricted cash to support a debenture agreement used by our UK subsidiary to facilitate the issuances of bank guarantees.
     Cash provided by financing activities was $973 and $398 during the first six months of fiscal 2007 and 2006, respectively, and related to the proceeds from the issuance of common stock and the corresponding excess tax benefits associated with the exercise of employee stock options.
     No cash was provided by or used in our discontinued operations during the first six months of fiscal 2007, compared to cash used by our discontinued operations of $5 in the first six months of fiscal 2006.
     As a result of the above factors, our cash and cash equivalents during the first six months of fiscal year 2007 decreased by $168, compared to a decrease of $756 in the first six months of fiscal 2006.
     On September 30, 2006, we entered into a revolving credit facility for working capital requirements that expires on September 30, 2008 and has a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts receivable and 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of our assets in the United States. At December 31, 2006, the applicable rate was the Euro rate plus 2.0% (7.32%). At December 31, 2006, we had $2,411 outstanding under stand-by letters of credit and no borrowings outstanding, leaving a maximum availability under the credit facility of $6,589 (actual availability at December 31, 2006 of $2,824 based on our borrowing base calculation). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of December 31, 2006, we were in compliance with all financial and other covenants under this credit facility.
     In addition, our UK subsidiary had a £2,600 ($5,091) debenture agreement used to facilitate the issuances of bank guarantees. At December 31, 2006, this facility was secured by substantially all of the UK subsidiary’s assets, and was backed by a cash deposit of £1,400 ($2,741), which is recorded as restricted cash on the balance sheet. At December 31, 2006, there was £2,069 ($4,051) outstanding under this credit facility. As of December 31, 2006, we were in compliance with all financial and other covenants under this credit facility.
     We believe we maintain adequate liquidity to support existing operations and planned growth.
New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for the Company beginning July 1, 2007. We are currently assessing the potential impact of the adoption of FIN No. 48 will have on our financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet completed our evaluation of the impact of adopting SFAS No. 157.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. We do not expect that the adoption of SAB No. 108 will have an impact on our results of operations or financial position or that any adjustment will be made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposures are interest rate risk and currency exchange rate risk. We currently believe our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed, for the most part, in the same currency and therefore provide a “natural hedge” against currency fluctuations. On occasion, we engage in derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies would be expected to have an immaterial impact on our results of operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivatives outstanding as of December 31, 2006.
     Since June 30, 2006, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For information regarding our exposure to certain market risks, see Item 7A “ Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2006 as filed with the Securities and Exchange Commission.

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

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except per share amounts)
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
     During the quarter ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2007 because the market value of the Company’s common stock held by non-affiliates exceeded $75,000 at December 31, 2006. That report is to include an assessment by the Company’s management of the effectiveness of its internal control over financial reporting for the fiscal year ending June 30, 2007 along with an attestation report from the Company’s independent auditors regarding that assessment. Accordingly, the Company is undertaking a comprehensive effort to assess its system of internal control over financial reporting. Using internal resources and external consulting assistance, the Company will review its internal control over financial reporting to assess its adequacy and, as necessary, to address identified issues or inadequacies.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors
     There have been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except share and per share amounts)
Items 2 and 3 are not applicable and have been omitted.

Item 4.	Submission of Matters to a Vote of Security Holders
     Our 2006 Annual Meeting of shareholders was held on November 16, 2006. A total of 3,119,559 shares of our common stock, or approximately 98.5% of all shares of our common stock entitled to vote at the meeting, were represented by proxy or ballot. At the Annual Meeting, four Directors were elected to the Board of Directors, each to serve until his term expires or until his successor is elected and qualified. The vote with respect to the election of these Directors was a follows:

		Total Vote		Annual
	Total Vote	Withheld		Meeting
	for Each	from Each	Class of	when Term
	Director	Director	Director	Expires
Kenneth R. Hanks	3,114,201	5,358	Class I	2007
Howard G. Westerman, Jr.	3,114,201	5,358	Class II	2008
Peter J. Burlage	3,114,103	5,456	Class III	2009
Sherrill Stone	3,114,103	5,456	Class III	2009
     R. Clayton Mulford will continue to serve a Director.
     At the same meeting, the appointment by the Audit Committee of Grant Thornton LLP as our independent registered public accounting firm for fiscal 2007 was ratified by shareholders in a non-binding vote as follows:

For	3,075,394
Against	40,391
Abstain	3,774
Item 5 is not applicable and has been omitted.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except share and per share amounts)

Item 6.	Exhibits
(a) Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

10 (a)	Agreement for Purchase between Peerless Mfg. Co. and Dallas Rapid Area Transit.

31(a)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

PEERLESS MFG. CO. AND SUBSIDIARIES
DECEMBER 31, 2006
(Amounts in thousands, except share and per share amounts)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.
Date: February 13, 2007	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2007	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)