Form 10-Q
period 2007-03-31
PEERLESS MANUFACTURING CO
filed 2007-05-10
CIK 76954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33453
PEERLESS MFG. CO.
(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0724417

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14651 North Dallas Parkway, Suite 500, Dallas, Texas	75254

(Address of Principal Executive Offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, there were 3,210,497 shares of the Registrant’s common stock outstanding.

PEERLESS MFG. CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED March 31, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,930	$6,411
Restricted cash	2,755	—
Accounts receivable-principally trade — net of allowance for doubtful accounts of $462 at March 31, 2007 and at June 30, 2006	24,410	16,463
Inventories	5,217	4,871
Costs and earnings in excess of billings on uncompleted contracts	11,402	13,891
Assets held for sale	736	767
Deferred income taxes	1,338	1,338
Other current assets	1,781	1,431

Total current assets	51,569	45,172

Property, plant and equipment — net	2,038	2,140
Other assets	1,020	845
Deferred income taxes	25	2

Total assets	$54,652	$48,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,193	$13,860
Billings in excess of costs and earnings on uncompleted contracts	7,788	2,601
Commissions payable	1,138	1,238
Income taxes payable	682	75
Product warranties	557	626
Accrued liabilities and other	4,029	3,842

Total current liabilities	25,387	22,242

Commitments and contingencies

Shareholders’ equity:
Common stock	3,210	3,134
Additional paid-in capital	4,381	3,143
Accumulated other comprehensive income	389	245
Retained earnings	21,285	19,395

Total shareholders’ equity	29,265	25,917

Total liabilities and shareholders’ equity	$54,652	$48,159

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues	$20,191	$18,121	$48,920	$41,297
Cost of goods sold	13,597	12,778	33,427	30,455

Gross profit	6,594	5,343	15,493	10,842
Operating expenses
Sales and marketing	2,247	1,662	5,613	4,769
Engineering and project management	1,112	914	2,900	2,560
General and administrative	1,814	1,314	4,377	4,539

	5,173	3,890	12,890	11,868

Operating income (loss)	1,421	1,453	2,603	(1,026)

Other income (expense)
Interest income	109	76	244	179
Foreign exchange gain (loss)	(1)	(24)	81	33
Other income (expense), net	(16)	11	(16)	90

	92	63	309	302

Earnings (loss) from continuing operations before income taxes	1,513	1,516	2,912	(724)
Income tax (expense) benefit	(531)	(513)	(1,022)	246

Net earnings (loss) from continuing operations	982	1,003	1,890	(478)

Discontinued operations
Loss from discontinued operations	—	(133)	—	(183)
Income tax benefit	—	45	—	62

Net loss from discontinued operations	—	(88)	—	(121)

Net earnings (loss)	$982	$915	$1,890	$(599)

BASIC EARNINGS (LOSS) PER SHARE *
Earnings (loss) from continuing operations	$0.31	$0.32	$0.60	$(0.16)
Loss from discontinued operations	—	(0.03)	—	(0.04)

Basic earnings (loss) per share	$0.31	$0.30	$0.60	$(0.20)

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.30	$0.32	$0.59	$(0.16)
Loss from discontinued operations	—	(0.03)	—	(0.04)

Diluted earnings (loss) per share	$0.30	$0.29	$0.59	$(0.20)

*	Certain earnings (loss) per share amounts may not total due to rounding.
See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$1,890	$(599)
Adjustments to reconcile net earnings (loss) from operations to net cash used in operating activities:
Depreciation and amortization	481	496
Deferred income taxes	(23)	—
Provision for bad debts	—	218
Provision for warranty expense	97	216
Inventory valuation reserve	127	130
Foreign exchange gain	(81)	(33)
Gain on sale of equipment	—	(22)
Stock based compensation	134	94
Amortization of restricted stock	45	21
Excess tax benefits from stock-based payment arrangements	(248)	(145)

Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(7,933)	(1,879)
Inventories	(470)	(2,539)
Costs and earnings in excess of billings on uncompleted contracts	2,517	(572)
Other current assets	(350)	(596)
Other assets	(175)	(92)
Accounts payable	(2,621)	3,067
Billings in excess of costs and earnings on uncompleted contracts	5,187	314
Commissions payable	(100)	261
Income taxes payable	855	—
Product warranties	(166)	(319)
Accrued liabilities and other	250	(523)

Net cash used in operating activities of continuing operations:	(584)	(2,502)

Cash flow from investing activities of continuing operations:
Increase in restricted cash	(2,755)	—
Proceeds from the sale of equipment	—	32
Purchases of property and equipment	(348)	(209)

Net cash used in investing activities of continuing operations:	(3,103)	(177)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	887	485
Excess tax benefits from stock-based payment arrangements	248	145

Net cash provided by financing activities of continuing operations	1,135	630
Cash flow from discontinued operations:
Cash provided by operating activities	—	114

Net cash provided by discontinued operations	—	114

Effect of exchange rate changes on cash and cash equivalents	71	1
Net decrease in cash and cash equivalents	(2,481)	(1,934)
Cash and cash equivalents at beginning of period	6,411	8,277

Cash and cash equivalents at end of period	$3,930	$6,343

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other		Total
	No. of	Common	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Stock	Capital	Income	Earnings	Equity
Balance at July 1, 2005	3,036	$3,036	$2,114	$171	$18,969	$24,290
Comprehensive loss
Net earnings from continuing operations					541	541
Net loss from discontinued operations					(115)	(115)
Foreign currency translation adjustment				74		74

Total comprehensive income						500

Issuance of restricted stock	10	10	(10)			—
Restricted stock grant amortization			29			29

Stock option expense			118			118
Stock options exercised	88	88	586			674
Income tax benefit related to stock options exercised			306			306

Balance at June 30, 2006	3,134	$3,134	$3,143	$245	$19,395	$25,917

Balance at July 1, 2006	3,134	$3,134	$3,143	$245	$19,395	$25,917
Comprehensive income
Net earnings from continuing operations					1,890	1,890
Foreign currency translation adjustment				144		144

Total comprehensive income						2,034

Issuance of restricted stock	8	8	(8)			—
Restricted stock grant amortization			45			45

Stock option expense			134			134
Stock options exercised	68	68	819			887
Income tax benefit related to stock options exercised			248			248

Balance at March 31, 2007	3,210	$3,210	$4,381	$389	$21,285	$29,265

See accompanying notes to the condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Peerless Mfg. Co. and subsidiaries (hereafter referred to as the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements of the Company as of March 31, 2007, and for the three and nine months ended March 31, 2007 and March 31, 2006 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s fiscal year ends on June 30. References herein to fiscal 2006 and fiscal 2007 refer to our fiscal years ended June 30, 2006 and 2007, respectively.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
2. New Accounting Standards – Continued
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and has not yet determined the financial assets and liabilities, if any, for which the fair value option may be elected or the potential impact on the consolidated financial statements, if such election were made.
3. Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required except on credit extended to customers outside the United States. Accounts receivable are generally due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the economy generally and the industry as a whole. The Company writes-off accounts receivable when it is determined that the receivable has become uncollectible, and payments subsequently received on such receivable are credited back to the allowance for doubtful accounts in the period the payment is received.
Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Balance at beginning of period	$462	$224	$462	$352
Provision for bad debts	—	74	—	218
Accounts written off, net	—	(36)	—	(308)

Balance at end of period	$462	$262	$462	$262

4. Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company regularly reviews the value of inventory on hand, using specific aging categories, and records a provision for excess and potentially obsolete inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
4. Inventories — Continued
requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.
Principal components of inventories are as follows:

	March 31,	June 30,
	2007	2006
Material and component parts	$4,718	$4,417
Work in progress	668	626
Finished goods	392	262

	5,778	5,305
Reserve for obsolete and slow-moving inventory	(561)	(434)

	$5,217	$4,871

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Balance at beginning of period	$528	$423	$434	$318
Additions	33	25	127	130
Amounts written off	—	—	—	—

Balance at end of period	$561	$448	$561	$448

5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months or longer in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is charged against income in the period in which it is determined that a loss will result. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. The Company does not assume any profit component for change orders prior to the change order being approved by the customer. Cumulative revenues recognized may be more or less than cumulative costs and profits billed at any point in time during the term of a contract. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts — Continued
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment and invoicing of the product.
The components of uncompleted contracts are as follows:

	March 31,	June 30,
	2007	2006
Costs incurred on uncompleted contracts and estimated earnings	$55,699	$43,448
Less billings to date	(52,085)	(32,158)

	$3,614	$11,290

The components of uncompleted contracts are reflected in the balance sheets as follows:

	March 31,	June 30,
	2007	2006
Costs and earnings in excess of billings on uncompleted contracts	$11,402	$13,891
Billings in excess of costs and earnings on uncompleted contracts	(7,788)	(2,601)

	$3,614	$11,290

6. Assets Held for Sale
The Company sold its headquarters facility located in Dallas, Texas to the Dallas Area Rapid Transit Authority for $4,424 on May 1, 2007. The property was approximately 12 acres and contained the Company’s administrative offices, research and development laboratory, and manufacturing and storage operations. The Company relocated all of the operations currently performed at this facility during April 2007. The book value of the facility at June 30, 2006 was $767 and at March 31, 2007 was $736. Depreciation for the assets ceased as of June 30, 2006. The Company will record the gain on the sale in the quarter ending June 30, 2007.
The assets held for sale are summarized as follows:

	March 31,	June 30,
	2007	2006
Buildings & improvements	$2,768	$2,768
Equipment	152	152
Furniture and fixtures	13	13

	2,933	2,933
Less accumulated depreciation	(2,794)	(2,794)

	139	139
Land	597	628

	$736	$767

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
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
The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of concurrent supplier warranties in place, at the time the product revenue is recognized. Revisions to the estimated product warranties are made when necessary based on changes in these factors. Product warranty activity is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Balance at beginning of period	$658	$697	$626	$845
Provision for warranty expense	(27)	57	97	216
Warranty charges	(74)	(12)	(166)	(319)

Balance at end of period	$557	$742	$557	$742

8. Contingencies
On April 25, 2005, the Company received notice that it allegedly received $900 of preferential transfers in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on preliminary investigation, the Company believes that a majority of the payments received may not meet the applicable standards for avoidance under the Bankruptcy Code and other applicable laws, or that a number of defenses may be asserted that would negate any recovery by the plaintiffs. The Company intends to vigorously defend against the lawsuit and believes the likelihood of a material loss is not probable.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company does not believe the disposition of any current matter will have a material adverse effect on its consolidated financial position or its results of operations.
9. Accrued Liabilities and Other
The components of accrued liabilities and other are as follows:

	March 31,	June 30,
	2007	2006
Accrued start-up expense	$2,073	$1,717
Accrued compensation	552	1,094
Accrued professional, legal and other expenses	489	531
Sales and use taxes payable	4	3
Other	911	497

	$4,029	$3,842

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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
The Company recognizes stock-based compensation expense, net of estimated forfeitures, over the requisite service period of the individual grants, which generally equals the vesting period. Under both plans, restricted stock awards entitle the holder to shares of common stock when the award vests. Awards generally vest ratably over four years. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over their applicable vesting period using the straight-line method. The Company uses newly issued shares of common stock to satisfy option exercises and restricted stock awards.
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
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and nine months ended March 31, 2007 and 2006:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Expected volatility	—	47.7%	44.5%	47.7%-52.6%
Expected term (years)	—	4.05	4.92	4.05-5.66
Risk free interest rate	—	4.63%	5.11%	4.12%-4.63%
Dividend yield	—	0.00%	0.00%	0.00%

Weighted average grant date fair value	$—	$7.88	$10.89	$8.08
As a result of the adoption of SFAS 123R, the financial results were lower than under the previous accounting method for share based compensation by the following amounts:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Earnings from continuing operations before income taxes	$29	$23	$134	$94
Net earnings from continuing operations	19	15	87	62
Net earnings	19	15	87	62
Basic and diluted earnings per share	$0.01	$—	$0.03	$0.02
Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended March 31, 2007 and 2006, $248 and $145 of such excess tax benefits, respectively, were classified as financing cash flows.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
A summary of the option activity under the plans for the three and nine months ended March 31, 2007 and 2006 is as follows:

	Fiscal Year 2007		Fiscal Year 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at July 1	143,650	$14.02	237,950	$11.22
Granted	—	$—	—	$—
Exercised	(32,400)	$13.77	(250)	$12.64
Forfeited before vesting	—	$—	(2,800)	$14.02
Forfeited after vesting	—	$—	—	$—

Balance at September 30	111,250	$14.09	234,900	$11.18
Granted	5,000	$23.80	4,000	$16.95
Exercised	(27,488)	$10.83	(39,750)	$6.56
Forfeited before vesting	—	$—	(25,000)	$12.94
Forfeited after vesting	—	$—	(500)	$19.50

Balance at December 31	88,762	$15.64	173,650	$12.10
Granted	—	$—	18,000	$18.39
Exercised	(8,500)	$16.93	(15,375)	$14.36
Forfeited before vesting	—	$—	—	$—
Forfeited after vesting	—	$—	—	$—

Balance at March 31	80,262	$15.51	176,275	$12.54
Exercisable at end of period	50,612	$15.28	130,364	$11.49
The total options outstanding at March 31, 2007 had a weighted average remaining term of 6.93 years and an aggregate intrinsic value of $1,296, based upon the closing price of the Company’s common stock on March 30, 2007. The options exercisable at March 31, 2007 had a weighted average remaining term of 6.29 years and an aggregate intrinsic value of $829, based upon the closing price of the Company’s common stock on March 30, 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
A summary of the stock options exercised during the three and nine months ended March 31, 2007 and 2006 is presented below:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Total cash received	$143	$221	$887	$485
Income tax benefits	$19	$11	$248	$145
Total intrinsic value of options exercised	$87	$109	$794	$259
A summary of the status of the Company’s unvested stock options at March 31, 2007, and changes during the three and nine months ended March 31, 2007 is presented below:

	Three months ended		Nine months ended
	March 31, 2007		March 31, 2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	39,161	$6.80	45,286	$6.75
New Grants	—	$—	—	$—
Vested	(9,511)	$6.71	(15,636)	$6.60
Forfeited	—	$—	—	$—

Unvested at end of period	29,650	$6.83	29,650	$6.83
The total fair value of stock options vested during the three months ended March 31, 2007 and 2006 was $64 and $31, respectively. The total fair value of stock options vested during the nine months ended March 31, 2007 and 2006 was $103 and $86, respectively.
As of March 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options was $176. The weighted average remaining requisite service period of the unvested stock options was 1.4 years.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
A summary of the restricted stock award activity under the plans for the three and nine months ended March 31, 2007 is as follows:

	Three months ended		Nine months ended
	March 31, 2007		March 31, 2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at beginning of period	7,500	$17.06	10,000	$17.06
New Grants	8,300	$24.98	8,300	$24.98
Vested	—	$—	(2,500)	$17.06
Forfeited	—	$—	—	$—

Balance at end of period	15,800	$21.22	15,800	$21.22
As of March 31, 2007, the total remaining unrecognized compensation cost related to unvested restricted stock awards was $305. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.96 years.
11. Discontinued Operations
During the first quarter of the Company’s fiscal year ended June 30, 2004, the Board of Directors authorized the divestiture, and the Company sold certain assets of its Boiler business segment. During the fourth quarter of the Company’s fiscal year ended June 30, 2006, all remaining Boiler related assets were disposed of and all liabilities satisfied. Discontinued operations activity is as follows for the three and nine months ended March 31, 2007 and 2006:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross loss	—	—	—	—
Operating expenses	—	133	—	183

Operating loss	—	(133)	—	(183)
Income tax benefit	—	45	—	62

Net loss from operations	$—	$(88)	$—	$(121)

Basic and diluted loss per share	$—	$(0.03)	$—	$(0.04)

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net earnings (loss) from continuing operations	$982	$1,003	$1,890	$(478)
Loss from discontinued operations	—	(88)	—	(121)

Net earnings (loss)	$982	$915	$1,890	$(599)

Basic weighted average common shares outstanding	3,190	3,088	3,163	3,056
Effect of dilutive options	34	48	42	—

Diluted weighted average common shares outstanding	3,224	3,136	3,205	3,056

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.31	$0.32	$0.60	$(0.16)
Loss from discontinued operations	—	(0.03)	$—	(0.04)

Net earnings (loss) per share	$0.31	$0.30	$0.60	$(0.20)

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.30	$0.32	$0.59	$(0.16)
Loss from discontinued operations	—	(0.03)	—	(0.04)

Net earnings (loss) per share	$0.30	$0.29	$0.59	$(0.20)

Diluted weighted average common shares outstanding excluded outstanding stock options to purchase 31 and 203 shares of common stock, respectively, for the three and nine months ended March 31, 2006 because their impact would have been anti-dilutive. No stock options were excluded in the calculation of diluted weighted average common shares for the three and nine months ended March 31, 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except per share amounts)
13. Segment Information
The Company identifies reportable segments based on management responsibility within the corporate structure. The Company has two reporting segments: Environmental Systems and Separation / Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems.” The Separation / Filtration Systems segment produces various types of separators and filters used for removing liquids and solids from vapor, gases and air. The Company combines these systems with other components, such as instruments, controls, valves and piping, to offer its customers a totally integrated system.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. Segment information and reconciliation to operating profit for the three and nine months ended March 31, 2007 and 2006 is presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues
Environmental	$8,847	$6,490	$16,011	$13,385
Separation / Filtration	11,344	11,631	32,909	27,912

Consolidated	$20,191	$18,121	$48,920	$41,297

Operating income (loss)
Environmental	$1,457	$1,384	$2,251	$1,375
Separation / Filtration	1,778	1,383	4,729	2,138
Reconciling items	(1,814)	(1,314)	(4,377)	(4,539)

Consolidated	$1,421	$1,453	$2,603	$(1,026)

14. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for income taxes as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Income tax paid	$21	$—	$481	$—
Income tax refunds received	$—	$—	$(297)	$(150)

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except per share amounts)
15. Lines of Credit
On September 30, 2006, the Company entered into a revolving credit facility for working capital requirements that expires on September 30, 2008. Under the credit facility, the Company has a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts receivable plus 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets in the United States. At March 31, 2007, the applicable rate was the Euro rate plus 2.0% (7.32%). At March 31, 2007, the Company had $2,359 outstanding under stand-by letters of credit and no borrowings outstanding, leaving a maximum availability under the credit facility of $6,641 (actual availability at March 31, 2007 of $6,641 based on the borrowing base calculation). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of March 31, 2007, the Company was in compliance with all financial and other covenants under this credit facility.
In addition, the Company’s UK subsidiary had a £2,600 ($5,117) debenture agreement used to facilitate the issuances of bank guarantees. At March 31, 2007, this facility was secured by substantially all of the UK subsidiary’s assets, and by a cash deposit of £1,400 ($2,755), which is recorded as restricted cash on the Company’s balance sheet. At March 31, 2007, there was £2,191 ($4,311) outstanding under this credit facility. As of March 31, 2007, the Company was in compliance with all financial and other covenants under this credit facility.
16. Subsequent Events
On May 4, 2007, the Company announced a two-for-one stock split (in the form of a stock dividend) of the Company’s outstanding common stock. Shareholders of record at the close of business on May 18, 2007 will be entitled to receive the stock dividend, which will be payable on June 7, 2007. The Company will have approximately 6.4 million shares of common stock outstanding after the stock split.
On May 8, 2007, the Company announced the adoption of a new stockholder rights plan. The new rights plan will replace the Company’s current rights plan, which was adopted in 1997 and will expire on May 22, 2007. Shareholders of record at the close of business on May 22, 2007 will be entitled to receive a dividend of one common share purchase right, which will be payable on that date. The rights generally will become exercisable and allow the holder to acquire the Company’s common stock at a discounted price if a person or group (other than certain institutional investors specified in the rights plan) acquires beneficial ownership of 20% or more of the Company’s outstanding common stock. Rights held by those that exceed the 20% threshold will be void.
The rights plan also includes an exchange option. In general, after the rights become exercisable, the board of directors may, at its discretion, effect an exchange of part or all of the rights (other than rights that have become void) for shares of the Company’s common stock. Under this option, the Company would issue one share of common stock for each right, subject to adjustment in certain circumstances.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Amounts in thousands, except per share amounts)
16. Subsequent Events — Continued
The board of directors may, at its discretion, redeem all outstanding rights for $0.001 per right at any time prior to the time the rights become exercisable. The rights will expire on May 22, 2017, unless earlier redeemed, exchanged or amended by the board of directors. For more information regarding the rights plan see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We are a global company providing environmental, separation and filtration products for the abatement of air pollution and the removal of contaminants from gases and liquids through our two principal business segments – Environmental Systems and Separation / Filtration Systems.
          Environmental Systems. This reporting segment represented 32.7% and 32.4% of our revenues in the first nine months of fiscal 2007 and 2006, respectively. In this segment, we design, engineer, manufacture and sell environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions into nitrogen and water vapor. Nitrogen oxide (NOx) emissions are generated by exhaust gases caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, as well as organic bio-fuels such as wood products, grasses and grains. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM). These systems are totally integrated, complete with structural components, instruments, controls and related valves and piping.
          Separation / Filtration Systems. This reporting segment represented 67.3% and 67.6% of our revenues in the first nine months of fiscal 2007 and 2006, respectively. In this segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through transmission piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
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
          Certain of our accounting policies require a higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, accrual for estimated warranty costs, allowance for doubtful accounts, reserves for obsolete and slow moving inventory, and the valuation allowance related to the deferred tax asset. Our policies and related procedures for these items are summarized below.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
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
          When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for that period. We update our estimates of costs and the status of each project with our subcontractors and our manufacturing plant personnel. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined that a loss will result. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-priced arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, and other factors can affect our cost estimates. While we attempt to reduce the risk related to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves inherent risk.
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
          Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review the value of inventory on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.
     Deferred Tax Asset – Valuation Allowance. We have a significant amount of net deferred tax assets, which consisted of a subsidiary state net operating loss carry-forward and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The state net operating loss carry-forward expires, if unused, as follows: $3,300 in 2007; $2,100 in 2008; $1,900 in 2009; and, $210 in 2010. Based on evaluations performed, we determined that it is more likely than not that insufficient taxable income will be generated by the subsidiary to fully utilize the state operating loss carry-forward prior to its expiration, and accordingly we have recorded a valuation allowance to reduce the corresponding deferred tax asset to its anticipated net realizable value (see Note O in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2006.). As actual results in future periods and projections of future results may vary from those projected, adjustments to our valuation allowance may be required.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
Results of Operations
     The following table summarizes our statements of operations as a percentage of net revenues:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.3	70.5	68.3	73.7

Gross profit	32.7	29.5	31.7	26.3
Operating expenses	25.7	21.5	26.4	28.8

Operating earnings (loss)	7.0	8.0	5.3	(2.5)
Other income	0.5	0.3	0.7	0.7

Net earnings (loss) from continuing operations before income taxes	7.5	8.3	6.0	(1.8)
Income tax benefit (expense)	(2.6)	(2.8)	(2.1)	0.6

Net earnings (loss) from continuing operations	4.9	5.5	3.9	(1.2)
Loss from discontinued operations, net of tax	—	(0.5)	—	(0.3)

Net earnings (loss)	4.9%	5.0%	3.9%	(1.5)%

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

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Results of Operations — Consolidated
          Revenues
          The following table summarizes consolidated revenues for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	% of Total	2006	% of Total

Domestic	$13,931	69.0%	$11,365	62.7%
International	6,260	31.0%	6,756	37.3%

Total revenues	$20,191	100.0%	$18,121	100.0%

          For the third quarter of fiscal 2007, total revenues increased $2,070, or 11.4%, when compared to the third quarter of fiscal 2006. Domestic revenues increased $2,566, or 22.6%, in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. International revenues decreased $496, or 7.3%, in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. Amounts are classified as domestic or international based upon the location of our customer. The increase in our domestic revenues relates primarily to an increase of environmental equipment sales.
          Gross Profit
          The following table summarizes revenues, cost of goods sold, and gross profit for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	% of Revenue	2006	% of Revenue

Revenues	$20,191	100.0%	$18,121	100.0%
Cost of goods sold	13,597	67.3%	12,778	70.5%

Gross profit	$6,594	32.7%	$5,343	29.5%

          For the third quarter of fiscal 2007, our gross profit increased $1,251, or 23.4%, when compared to the third quarter of fiscal 2006. Our gross profit, as a percentage of revenues, increased to 32.7% for the third quarter of fiscal 2007 compared to 29.5% for the third quarter of fiscal 2006. The improved gross profit is primarily attributable to increased demand for our products in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
          Operating Expenses
          The following table summarizes operating expenses for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	% of Revenue	2006	% of Revenue

Sales and marketing	$2,247	11.1%	$1,662	9.2%
Engineering & project management	1,112	5.5%	914	5.0%
General and administrative	1,814	9.0%	1,314	7.3%

Total operating expenses	$5,173	25.6%	$3,890	21.5%

          For the third quarter of fiscal 2007, our operating expenses from continuing operations increased by $1,283, or 33% when compared to the third quarter of fiscal 2006. As a percentage of revenue, these expenses increased to 25.6% in the third quarter of fiscal 2007 from 21.5% in the third quarter of fiscal 2006. Our sales and marketing expenses were $2,247 in the third quarter of fiscal 2007 compared to $1,662 in the third quarter of fiscal 2006. Selling and marketing expenses in the third quarter of fiscal 2007 increased over the third quarter of fiscal 2006 primarily due to the increased revenues and a new incentive program providing for sales compensation that is payable when we receive a contract award. Our engineering and project management expense increased to $1,112 in the third quarter of fiscal 2007 from $914 in the third quarter of fiscal 2006. The increase in our engineering and project management expense related primarily to our increased revenues in the third quarter of fiscal 2007 over the third quarter of fiscal 2006. Our general and administrative expenses increased $500 in the third quarter of fiscal 2007, compared to the third quarter of fiscal 2006. This increase in general and administrative expenses in the third quarter of fiscal 2007 was primarily due to costs related to a future software conversion, bonus expense associated with increased earnings, and expense related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
          Other Income
          The following table summarizes other income for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	% of Revenue	2006	% of Revenue

Interest income	$109	0.5%	$76	0.4%
Foreign exchange loss	(1)	0.0%	(24)	-0.1%
Other income (expense), net	(16)	0.0%	11	0.0%

Total other income	$92	0.5%	$63	0.3%

          Other income items increased by $29, from income of $63 in the third quarter of fiscal 2006 to income of $92 in the third quarter of fiscal 2007. This increase was primarily due to increased interest income during the third quarter of fiscal 2007 over the third quarter of fiscal 2006. The increased interest income was partially offset by a decrease in other income in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, primarily due to the loss of rental income from an inactive warehouse that was sublet in fiscal 2006. In addition, the foreign exchange loss was $23 less in the third quarter of fiscal 2007 than it was in the third quarter of 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
          Income Taxes
          Our effective income tax rate for continuing operations was 35% and 34%, for the third quarter of fiscal years 2007 and 2006, respectively.
          Net Earnings from Continuing Operations
          Our net earnings from continuing operations decreased by $21, from net earnings of $1,003, or 5.5% of revenues, for the third quarter of fiscal 2006, to net earnings of $982, or 4.9% of revenues, for the third quarter of fiscal 2007. The decrease in net earnings from continuing operations related primarily to increase in operating expenses. Basic earnings per share decreased from $0.32 per share for the third quarter of fiscal 2006, to $0.31 per share for the third quarter of fiscal 2007. Diluted earnings per share decreased from $0.32 per share for the third quarter of fiscal 2006, to $0.30 per share for the third quarter of fiscal 2007.
          Discontinued Operations
          There was no operating income or loss generated by the discontinued Boiler segment during the three months ended March 31, 2007. Our net loss during the three months ended March 31, 2006 related primarily to legal expenses associated with adversary proceedings initiated by Enron Corporation and National Energy Production Corporation. An agreement to settle this litigation was consummated and the litigation was dismissed in the fourth quarter of fiscal 2006. Basic and diluted earnings (loss) per share from discontinued operations were a net loss of $0.03 per share for the third quarter of fiscal 2006. See Note 11, Discontinued Operations, to our Condensed Consolidated Financial Statements included in this report for additional information.
          Net Earnings
          Our net earnings increased by $67 from net earnings of $915, or 5.0% of revenues, for the third quarter of fiscal 2006, to net earnings of $982, or 4.9% of revenues, for the third quarter of fiscal 2007. Basic earnings per share increased from $0.30 per share for the third quarter of fiscal 2006, to $0.31 per share for the third quarter of fiscal 2007. Diluted earnings per share increased from $0.29 per share for the third quarter of fiscal 2006, to $0.30 per share for the third quarter of fiscal 2007.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
          Environmental Systems
          The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping. This reporting segment represented 43.8% and 35.8% of our revenues for the third quarter of fiscal 2007 and fiscal 2006, respectively.
          The following table summarizes Environmental Systems’ revenues and operating income during the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Revenue	$8,847	$6,490
Operating income	$1,457	$1,384

Operating income as % of revenue	16.5%	21.3%
          Revenues from Environmental Systems increased $2,357, or 36.3%, in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. This increase was primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems.
          Environmental Systems’ operating income in the third quarter of fiscal 2007 increased $73 compared to the third quarter of fiscal 2006. As a percentage of Environmental Systems’ revenue, operating income was 16.5% in the third quarter of fiscal 2007 compared to operating income of 21.3% in the third quarter of fiscal 2006. The decreased operating income as a percentage of revenue was primarily due to a new incentive program proving for compensation that is payable when we receive a contract award.
          Due to increasing energy consumption, we anticipate an increase in the demand for expanded refining capacity and power generation. We expect that as additional air regulations come into effect combined with this anticipated increase in demand, existing facilities will implement compliance plans, resulting in increased spending for environmental reduction systems. In addition, the anticipated increase in demand for expanded refining capacity and power generation increases the likelihood that new power plants, which require environmental reduction systems to reduce NOx emissions, will be constructed. For example, in the United States new gas-fired plants are anticipated to be constructed to meet peak power demands and new coal-fired power plants have been announced for construction over the next several years. Internationally, more power generation units are installing environmental reduction systems in order to comply with more stringent emission standards.
          Separation / Filtration Systems
          The Separation / Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 56.2% and 64.2% of our revenues for the third quarter of fiscal 2007 and fiscal 2006, respectively.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
          The following table summarizes Separation / Filtration Systems’ revenues and operating income during the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Revenue	$11,344	$11,631
Operating income	$1,778	$1,383

Operating income as % of revenue	15.7%	11.9%
          Separation / Filtration Systems’ revenues decreased by $287, or 2.5%, in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006.
          Separation / Filtration Systems’ operating income in the third quarter of fiscal 2007 increased $395 compared to the third quarter of fiscal 2006. As a percentage of Separation / Filtration Systems’ revenue, operating income was 15.7% in the third quarter of fiscal 2007 and 11.9% in the third quarter of fiscal 2006. The increased operating income is primarily attributable to shifts in the mix of our products sold.
          Strong global energy demand is creating opportunities for our separation and filtration products. New and expanding pipelines, gas processing facilities, chemical and petrochemical processing plants, nuclear power plants, and Liquefied Natural Gas plants and terminals are positively impacting this business segment. We believe the domestic and international markets for our separation products will continue to remain strong as new pipelines and gas processing facilities are developed and as nuclear power plants continue to invest in life extension and additional capacity. The construction of new nuclear power plants internationally is also expected to provide revenue opportunities.
          Corporate Level Expenses
          The corporate level expenses excluded from our segment operating results are corporate level general and administrative expenses. See “Results of Operations – Consolidated – Operating Expenses” above for additional discussion on these expenses.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
Results of Operations — Consolidated
          Revenues
          The following table summarizes consolidated revenues for the nine months ended March 31, 2007 and 2006:

	Nine months ended March 31,
	2007	% of Total	2006	% of Total

Domestic	$29,362	60.0%	$22,898	55.4%
International	19,558	40.0%	18,399	44.6%

Total revenues	$48,920	100.0%	$41,297	100.0%

          For the first nine months of fiscal 2007, total revenues increased $7,623, or 18.5%, when compared to the first nine months of fiscal 2006. Domestic revenues increased $6,464, or 28.2%, in the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006. International revenues increased $1,159, or 6.3%, in the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006. Amounts are classified as domestic or international based upon the location of our customer. The increase in our domestic and international revenues relates primarily to an increase in both of our business units’ equipment sales attributable to an increased demand for energy.
          Gross Profit
          The following table summarizes revenues, cost of goods sold, and gross profit for the nine months ended March 31, 2007 and 2006:

	Nine months ended March 31,
	2007	% of Revenue	2006	% of Revenue

Revenues	$48,920	100.0%	$41,297	100.0%
Cost of goods sold	33,427	68.3%	30,455	73.7%

Gross profit	$15,493	31.7%	$10,842	26.3%

          For the first nine months of fiscal 2007, our gross profit increased $4,651, or 42.9%, when compared to the first nine months of fiscal 2006. Our gross profit, as a percentage of revenues, increased to 31.7% for the first nine months of fiscal 2007 compared to 26.3% for the first nine months of fiscal 2006. The improved gross profit is primarily attributable to an increased demand for our products in the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
          Operating Expenses
          The following table summarizes operating expenses for the nine months ended March 31, 2007 and 2006:

	Nine months ended March 31,
	2007	% of Revenue	2006	% of Revenue

Sales and marketing	$5,613	11.5%	$4,769	11.5%
Engineering & project management	2,900	5.9%	2,560	6.2%
General and administrative	4,377	8.9%	4,539	11.0%

Total operating expenses	$12,890	26.3%	$11,868	28.7%

          For the first nine months of fiscal 2007, our operating expenses from continuing operations increased by $1,022 or 8.6% when compared to the first nine months of fiscal 2006. As a percentage of revenue, these expenses decreased to 26.3% in the first nine months of fiscal 2007 from 28.7% in the first nine months of fiscal 2006, primarily as a result of the increased revenue in the current year compared to the prior year, combined with slightly lower general and administrative expenses in the current period. Our sales and marketing expenses were $5,613 in the first nine months of fiscal 2007 compared to $4,769 in the first nine months of fiscal 2006. Selling and marketing expenses in the first nine months of fiscal 2007 increased over the first nine months of fiscal 2006 primarily due to the increased revenues and a new incentive program providing for sales compensation that is payable when we receive a contract award. Our engineering and project management expense increased to $2,900 in the first nine months of fiscal 2007 from $2,560 in the first nine months of fiscal 2006. The increase in our engineering and project management expense related primarily to our increased revenues in the first nine months of fiscal 2007 over the first nine months of fiscal 2006. Our general and administrative expenses decreased $162 in the first nine months of fiscal 2007, compared to the first nine months of fiscal 2006. The general and administrative expenses in the first nine months of fiscal 2006 included expenses associated with a one time charge incurred in connection with a special project and severance paid to a former officer. The general and administrative expenses in the first nine months of fiscal 2007 included increased costs related to a future software conversion and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
          Other Income
          The following table summarizes other income for the nine months ended March 31, 2007 and 2006:

	Nine months ended March 31,
	2007	% of Revenue	2006	% of Revenue

Interest income	$244	0.5%	$179	0.4%
Foreign exchange gain	81	0.1%	33	0.1%
Other income (expense), net	(16)	0.0%	90	0.2%

Total other income	$309	0.6%	$302	0.7%

          For the first nine months of fiscal 2007, other income items increased by $7, from income of $302 for the first nine months of fiscal 2006 to income of $309 for the first nine months of fiscal 2007. This change was primarily due to an increase of interest income in the first nine months of 2007 as compared to the first nine months of 2006. This increase was partially offset by a decrease in other

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
income. This decrease was a result of the loss of rental income from an inactive warehouse that was sublet in fiscal 2006.
          Income Taxes
          Our effective income tax rate for continuing operations was 35% and 34%, for the first nine months of fiscal years 2007 and 2006, respectively.
          Net Earnings (Loss) from Continuing Operations
          Our net earnings (loss) from continuing operations increased by $2,368, from a net loss of $478, or 1.2% of revenues, for the first nine months of fiscal 2006, to net earnings of $1,890, or 3.9% of revenues, for the first nine months of fiscal 2007. This increase was related primarily to increased revenues and gross profit. Basic earnings (loss) per share increased from a net loss of $0.16 per share for the first nine months of fiscal 2006, to net earnings of $0.60 per share for the first nine months of fiscal 2007. Diluted earnings (loss) per share increased from a net loss of $0.16 per share for the first nine months of fiscal 2006, to net earnings of $0.59 per share for the first nine months of fiscal 2007.
          Discontinued Operations
          There was no operating income or loss generated by the discontinued Boiler segment during the nine months ended March 31, 2007. Our net loss during the nine months ended March 31, 2006 related primarily to legal expenses associated with adversary proceedings initiated by Enron Corporation and National Energy Production Corporation. An agreement to settle this litigation was consummated and the litigation was dismissed in the fourth quarter of fiscal 2006. Basic and diluted earnings (loss) per share from discontinued operations were a net loss of $0.04 per share for the first nine months of fiscal 2006. See Note 11, Discontinued Operations, to our Condensed Consolidated Financial Statements included in this report for additional information.
          Net Earnings (Loss)
          Our net earnings increased by $2,489 from a net loss of $599 for the first nine months of fiscal 2006, to net earnings of $1,890, or 3.9% of revenues, for the first nine months of fiscal 2007. Basic earnings (loss) per share increased from a net of loss of $0.20 per share for the first nine months of fiscal 2006, to net earnings of $0.60 per share for the first nine months of fiscal 2007. Diluted earnings (loss) per share increased from a net loss of $0.20 per share for the first nine months of fiscal 2006, to net earnings of $0.59 per share for the first nine months of fiscal 2007.
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
          Environmental Systems
          The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
related valves and piping. This reporting segment represented 32.7% and 32.4% of our revenues for the first nine months of fiscal 2007 and fiscal 2006, respectively.
          The following table summarizes Environmental Systems’ revenues and operating income for the nine months ended March 31, 2007 and 2006:

	Nine months ended March 31,
	2007	2006
Revenue	$16,011	$13,385
Operating income	$2,251	$1,375

Operating income as % of revenue	14.1%	10.3%
          Revenues from Environmental Systems increased $2,626, or 19.6%, in the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006. This increase was primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems.
          Environmental Systems’ operating income in the first nine months of fiscal 2007 increased $876, or 63.7%, compared to the first nine months of fiscal 2006. As a percentage of Environmental Systems’ revenue, operating income was 14.1% in the first nine months of fiscal 2007 compared to 10.3% in the first nine months of fiscal 2006. When compared to the first nine months of fiscal 2006, operating income for the first nine months of fiscal 2007 increased primarily due to a change in market conditions and shifts in the product mix of our sales.
          Due to increasing energy consumption, we anticipate an increase in the demand for expanded refining capacity and power generation. We expect that as additional air regulations come into effect combined with this anticipated increase in demand, existing facilities will implement compliance plans, resulting in increased spending for environmental reduction systems. In addition, the anticipated increase in demand for expanded refining capacity and power generation increases the likelihood that new power plants, which require environmental reduction systems to reduce NOx emissions, will be constructed. For example, in the United States new gas-fired plants are anticipated to be constructed to meet peak power demands and new coal-fired power plants have been announced for construction over the next several years. Internationally, more power generation units are installing environmental reduction systems in order to comply with more stringent emission standards.
          Separation / Filtration Systems
          The Separation / Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 67.3% and 67.6% of our revenues for the first nine months of fiscal 2007 and fiscal 2006, respectively.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
          The following table summarizes Separation / Filtration Systems’ revenues and operating income for the nine months ended March 31, 2007 and 2006:

	Nine months ended March 31,
	2007	2006
Revenue	$32,909	$27,912
Operating income	$4,729	$2,138

Operating income as % of revenue	14.4%	7.7%
          Separation / Filtration Systems’ revenues increased by $4,997, or 17.9%, in the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006. Our revenues increased during the first nine months of fiscal 2007 when compared to the same period in the prior year primarily due to an increase in natural gas production and transmission projects.
          Separation / Filtration Systems’ operating income in the first nine months of fiscal 2007 increased $2,591, or 121.2%, compared to the first nine months of fiscal 2006. As a percentage of Separation / Filtration Systems’ revenue, operating income was 14.4% in the first nine months of fiscal 2007 and 7.7% in the first nine months of fiscal 2006. Operating income increased during the third quarter of fiscal 2007 primarily due to reduced warranty and start-up costs and increased demand for our products.
          Strong energy demand is creating opportunities for our separation and filtration products around the world. New and expanding pipelines, gas processing facilities, chemical and petrochemical processing plants, and Liquefied Natural Gas plants and terminals are driving growth of this business segment. The domestic and international markets for our separation products continue to remain strong as energy providers continue to invest in life extension and additional capacity. The construction of new nuclear power plants internationally is also creating opportunities.
          Corporate Level Expenses
          The corporate level expenses excluded from our segment operating results are corporate level general and administrative expenses. See “Results of Operations – Consolidated – Operating Expenses” above for additional discussion on these expenses.
Contingencies
          On April 25, 2005, we received notice that we allegedly received $900 of preferential transfers in connection with the Chapter 11 filing by Erie Power Technologies, Inc. Based on our preliminary investigation, we believe that a majority of the payments received may not meet the applicable standards for avoidance under the Bankruptcy Code and other applicable laws, or that a number of defenses may be asserted that would negate any recovery by the plaintiffs. We intend to vigorously defend against the lawsuit and we believe the likelihood of a material loss is not probable.
          From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
Backlog
          The Company’s backlog of orders was $88,000 at March 31, 2007 and $40,000 at June 30, 2006. The timing of our larger contracts can have a notable impact upon our backlog from period to period. Approximately 41% of the backlog at March 31, 2007 is related to one contract.
Financial Position
          Assets. Total assets increased by $6,493, or 13.5%, from $48,159 at June 30, 2006, to $54,652 at March 31, 2007. We held cash and cash equivalents of $3,930, had working capital of $26,182 and a current liquidity ratio of 2.0-to-1.0 at March 31, 2007. This compares with cash and cash equivalents of $6,411, $22,930 in working capital, and a current liquidity ratio of 2.0-to-1.0 at June 30, 2006.
          Liabilities and Shareholders’ Equity. Total liabilities increased by $3,145, or 14.1%, from $22,242 at June 30, 2006 to $25,387 at March 31, 2007. This increase in liabilities related primarily to the increase in our billings in excess of cost of $5,187, partially offset by a decrease in our accounts payable of $2,667. The increase in shareholders’ equity of $3,348 or 12.9%, from $25,917 at June 30, 2006 to $29,265 at March 31, 2007 was primarily a result of our net earnings and an increase in capital from the exercise of stock options during the first nine months of fiscal 2007. The ratio of total liabilities-to-equity increased slightly from .86-to-1.0 at June 30, 2006 to .87-to-1.0 at March 31, 2007, reflecting a 14% increase in liabilities and a 12.9% increase in shareholders’ equity during the period.
Liquidity and Capital Resources
          Our cash and cash equivalents were $3,930 at March 31, 2007, compared to $6,411 at June 30, 2006. Cash used in operating activities during the first nine months of fiscal year 2007 was $584 compared to cash used in operating activities during the first nine months of fiscal 2006 of $2,502.
          Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of costs and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts receivable along with accounts payable, to determine our management of working capital. At March 31, 2007, the balance of these working capital accounts was $16,831 compared to $13,893 at June 30, 2006, reflecting an increase of our investment in these working capital items of $2,938. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first nine months of fiscal 2007, several large projects were in the early stages of production and the milestones for billing had been achieved.
          Cash used in investing activities was $3,103 for the first nine months of fiscal year 2007, compared to cash used by investing activities of $177 for the first nine months of fiscal 2006. Cash used during the first nine months of fiscal 2007 related primarily to an increase in restricted cash to support a debenture agreement used by our UK subsidiary to facilitate the issuances of bank guarantees.
          Cash provided by financing activities was $1,135 and $630 during the first nine months of fiscal 2007 and 2006, respectively, and related to the proceeds from the issuance of common stock and the corresponding excess tax benefits associated with the exercise of employee stock options.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
          No cash was provided by or used in our discontinued operations during the first nine months of fiscal 2007, compared to cash provided by our discontinued operations of $114 in the first nine months of fiscal 2006.
          As a result of the above factors, our cash and cash equivalents during the first nine months of fiscal year 2007 decreased by $2,481, compared to a decrease of $1,934 in the first nine months of fiscal 2006.
          On September 30, 2006, we entered into a revolving credit facility for working capital requirements that expires on September 30, 2008. Under the credit facility, we have a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts receivable plus 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of our assets in the United States. At March 31, 2007, the applicable rate was the Euro rate plus 2.0% (7.32%). At March 31, 2007, we had $2,359 outstanding under stand-by letters of credit and no borrowings outstanding, leaving a maximum availability under the credit facility of $6,641 (actual availability at March 31, 2007 of $6,641 based on our borrowing base calculation). The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of March 31, 2007, we were in compliance with all financial and other covenants under this credit facility.
          In addition, our UK subsidiary had a £2,600 ($5,117) debenture agreement used to facilitate the issuances of bank guarantees. At March 31, 2007, this facility was secured by substantially all of the UK subsidiary’s assets, and by a cash deposit of £1,400 ($2,755), which is recorded as restricted cash on the balance sheet. At March 31, 2007, there was £2,191 ($4,311) outstanding under this credit facility. As of March 31, 2007, we were in compliance with all financial and other covenants under this credit facility.
          We believe we maintain adequate liquidity to support existing operations and planned growth.
New Accounting Standards
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for the Company beginning July 1, 2007. We are currently assessing the potential impact of the adoption of FIN No. 48 will have on our financial statements.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
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
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 and have not yet determined the financial assets and liabilities, if any, for which the fair value option may be elected or the potential impact on the consolidated financial statements, if such election were made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary market risk exposures are interest rate risk and currency exchange rate risk. We currently believe our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed, for the most part, in the same currency and therefore provide a “natural hedge” against currency fluctuations. On occasion, we engage in derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies would be expected to have an immaterial impact on our results of operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivatives outstanding as of March 31, 2007.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
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
          During the quarter ended March 31, 2007, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
          Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a report regarding the effectiveness of its internal control over financial reporting, beginning with its Annual Report on Form 10-K for the year ending June 30, 2007 because the market value of the Company’s common stock held by non-affiliates exceeded $75,000 at December 31, 2006. That report is required to include an assessment by the Company’s management of the effectiveness of its internal control over financial reporting for the fiscal year ending June 30, 2007 along with an attestation report from the Company’s independent auditors regarding that assessment. Accordingly, the Company is undertaking a comprehensive effort to assess its system of internal control over financial reporting. Using internal resources and external consulting assistance, the Company will review its internal control over financial reporting to assess its adequacy and, as necessary, to address identified issues or inadequacies.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
Item 1A. Risk Factors
          There have been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission.
Items 2, 3, 4 and 5 are not applicable and have been omitted.
Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit
10 (a)	Employment Agreement between Peerless Mfg. Co. and David Taylor.

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

PEERLESS MFG. CO. AND SUBSIDIARIES
MARCH 31, 2007
(Amounts in thousands, except share and per share amounts)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.

Date: May 7, 2007	/s/ Peter J. Burlage Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2007	/s/ Henry G. Schopfer, III Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)