Form 10-K
period 2007-06-30
PEERLESS MANUFACTURING CO
filed 2007-09-12
CIK 76954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
Commission File No. 001-33453

PEERLESS MFG. CO.
(Exact name of registrant as specified in its charter)

Texas	75-0724417
(State of incorporation)	(I.R.S. employer identification no.)
14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254
(Address of principal executive offices)
Registrant’s telephone number, including area code: (214) 357-6181
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange where registered)

Common Stock, $1.00 par value per share	The NASDAQ Stock Market LLC
Common Share Purchase Right	The NASDAQ Stock Market LLC
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of the voting stock held by non-affiliates of the Registrant as of December 29, 2006 was approximately $77.4 million.
     The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, as of September 1, 2007 was 6,467,738.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
          This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	changes in the power generation industry, the petroleum industry and/or the economy;

•	changes in the price, supply or demand for natural gas;

•	changes in current environmental legislation;

•	increased competition;

•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;

•	decreased demand for our products;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;

•	the effects of natural disasters; and

•	loss of the services of any of our senior management or other key employees.
          The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A — “Risk Factors” of this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I
ITEM 1. BUSINESS.
General
As used in this Report, references to the “Company,” the “Registrant,” “we,” “us” and “our” refers to the consolidated business operations of Peerless Mfg. Co. and its subsidiaries, unless the context indicates otherwise.
          Peerless Mfg. Co. was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. The Company is engaged in the business of designing, engineering, manufacturing and selling highly specialized products used for the abatement of air pollution and products for the separation and filtration of contaminants from gases and liquids. We market our products worldwide.
          We have two wholly owned subsidiaries, one incorporated in Texas and the other in the United Kingdom. Our executive offices are located at 14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254. Our telephone number at this location is (214) 357-6181. Our website may be accessed at www.peerlessmfg.com. Information on our website is not incorporated into this Report. Our fiscal year ends on June 30. References herein to “fiscal 2005,” “fiscal 2006,” and “fiscal 2007” refer to our fiscal years ended June 30, 2005, 2006, and 2007, respectively.
     During the last five years, numerous factors have impacted the construction of new power plants and the completion of environmental retrofit projects. Those factors include the uncertainty in fuel supply and volatility in the price of fuel to meet power plant demands, changes in economic conditions and regulatory uncertainties and the associated nitrogen oxide reduction initiatives. In response to these market and economic drivers, and their impact on our revenues, we have taken steps in an effort to ensure our operating activities are streamlined and we are positioned with a competitive cost structure necessary for our long-term success. The decision to discontinue our Boiler business in fiscal 2004 was in response to these market and economic conditions. For further discussion of the discontinued Boiler business, see Note D — “Discontinued Operations” in our Notes to Consolidated Financial Statements contained in this Report. We will continue to monitor our operating activities in an effort to ensure our cost structure remains competitive.
Operating Segments and Products
     We operate our business through two reportable segments, our Environmental Systems business and our Separation Filtration Systems business.
     Our Separation Filtration Systems segment accounted for 62.9% of our revenues in fiscal 2007. In this segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion air intake on shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.

     Our Environmental Systems segment accounted for 37.1% of our revenues in fiscal 2007. In this segment, we design, engineer, manufacture and sell environmental control systems, which are used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, which we refer to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases into nitrogen and water vapor. NOx emissions are caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, as well as organic bio-fuels such as wood products, grasses and grains. These systems are totally integrated, complete with instruments, controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO), particulate matter and volatile organic compounds.
     For additional information about each of our segments, please see Note Q — “Industry Segment and Geographic Information” in our Notes to Consolidated Financial Statements contained in this Report and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
     Although we manufacture and stock a limited number of products for immediate delivery, the majority of the products we produce are custom designed based on specific customer requirements or specifications, generally pursuant to long-term fixed priced contracts. In certain cases, our products are designed by us but manufactured by subcontractors or contract vendors under our supervision.
Patents, Licenses and Product Development
     To protect our intellectual property rights, we depend upon a combination of patents, trademarks, and non-disclosure and confidentiality agreements with our employees, subcontractors, contract vendors, customers and others having business dealings with us. We have existing patents and patent applications pending on certain products and processes that we believe are important to our business. These include patents on vane designs, separator profiles, environmental control equipment, and marine/separator filtration systems. In addition, many of our products are proprietary and are sold utilizing our proven technology and knowledge of the applications.
     We believe that our employees are highly skilled in the technology required to design, engineer, and manufacture the products in both of our business segments. Our capital expenditures for new product development and improvements were not material in any of the fiscal years presented.
Manufacturing and Outsourcing
     Our products are fabricated utilizing a combination of our manufacturing capabilities, subcontractors and contract vendors. In the last three fiscal years, manufacturing outsourced to subcontractors accounted for a significant percentage of our costs of goods sold: 42% in fiscal 2007, 47% in fiscal 2006 and 49% in fiscal 2005. We believe the use of outsourcing relationships provides us with the flexibility to meet our customers’ needs without significantly increasing our capital expenditures. In addition, we maintain relationships with subcontractors outside the United States to accommodate contracts that require local content and for potentially competitive advantages. Our subcontractors generally manufacture products on a fixed-price basis. We regularly review our subcontractor and contract vendor relationships to ensure competitive pricing, quality workmanship standards as well as on-time delivery performance.
     We maintain our manufacturing capabilities and generally manufacture products, the complexity of which may preclude production by our subcontractors and contract vendors and where necessary, to protect our proprietary technology.

Raw Materials
     We purchase raw materials and component parts essential to our business from a number of sources that we believe are reliable. While we have experienced increases in cost and order lead-times associated with our steel products and components during fiscal 2007, we have been able to mitigate the impact to our business through forward purchases contracts and escalation clauses in our contracts. We believe that raw materials and component parts will be available in sufficient quantities to meet our anticipated demand.
Customers
     Gas separators, filters and conditioning systems produced by our Separation Filtration Systems segment are sold to gas producers, gas gathering, transmission and distribution companies, chemical manufacturers and oil refineries, either directly or through contractors engaged to build plants and pipelines. These products are also sold to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. Marine separation and filtration systems are sold primarily to shipbuilders.
     Our Environmental Systems products are sold to power producers, power developers, engineering and construction companies, heat recovery steam generator manufacturers, boiler manufacturers, refineries, petrochemical plants and others who desire or may be required by environmental regulations to reduce NOx emissions and ground level ozone of which NOx is a precursor.
     We market our products worldwide through independent representatives that sell on a commission basis. We also sell products directly to customers through our internal sales force.
     Neither of our business segments is dependent upon any single customer or group of customers. However, the custom-designed and project-specific nature of our business can cause year-to-year variances in sales to our major customers. During fiscal 2007, one customer accounted for 14% of our consolidated revenues. In fiscal 2006, one customer accounted for 9% of our revenues and in fiscal 2005, a different customer accounted for 8% of our revenues.
     Our industry segment and geographic information included in Note Q in the Notes to Consolidated Financial Statements is based on the country location of the subsidiary that originates the order. Sales for the United States were $66.8 million, $53.3 million, and $40.3 million for fiscal 2007, 2006, and 2005, respectively. Sales for the U.K. were $8.4 million, $10.1 million, and $10.8 million for fiscal 2007, 2006, and 2005 respectively.
     Sales to customers outside the Unites States have been an integral part of our business for more than 40 years. Our global offices and worldwide independent representative network allows us to sell to most geographic regions. The following amounts are classified as domestic or international based upon the origination of the order. During fiscal 2007, sales to customers outside the United States were $28.1 million, or 37.3% of our revenues, compared to $30.9 million or 48.7% of our revenues during fiscal 2006, and $20.8 million, or 40.7% of our revenues in fiscal 2005. For discussion of our risks related to foreign currency, see Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in this Report.
Backlog
     Our backlog of uncompleted orders was $97 million at June 30, 2007, compared to $40 million at June 30, 2006. Backlog has been calculated under our customary practice of including uncompleted orders for products that are deliverable in future periods but potentially could be changed or cancelled. Of our backlog at June 30, 2007, 92% is scheduled to be completed during our next fiscal year, compared to 85% at June 30, 2006. In fiscal 2007, we received significant contract awards in each of our business segments. Demand for separation and filtration products and environmental systems continues to improve throughout the world.
Competition
     A number of domestic and international companies manufacture and sell products that compete with our Environmental Systems and Separation Filtration Systems although competition in both segments is fragmented. We believe that price, experience, performance, reliability, technology and service are the prime competitive factors in our markets. We believe that we strongly compete in all these areas.
Environmental Regulation
     We do not believe that our compliance with federal, state or local statutes or regulations relating to the protection of the environment has had any material effect upon capital expenditures, earnings or our competitive position. We believe that our manufacturing processes do not generate significant hazardous substances.
Employees
     We employed 210 persons at June 30, 2007. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any material labor difficulties during fiscal 2007 and we believe our employee relations are good.
Executive Officers of the Registrant
     Our executive officers as of September 1, 2007 were as follows:

Name	Age	Position with the Company
Peter J. Burlage	43	Chief Executive Officer
Sean P. McMenamin	42	Vice President, Environmental Systems
Henry G. Schopfer, III	60	Chief Financial Officer
Jon P. Segelhorst	37	Vice President, Pressure Products
David Taylor	42	Vice President, Separation Systems and Asia Pacific Operations
     Peter J. Burlage joined the Company in 1992. He was appointed as President and Chief Executive Officer of the Company effective June 30, 2006. Previously, Mr. Burlage served as Executive Vice President and Chief Operating Officer of the Company since October 2005. Prior to that time, he served as Vice President of the Company’s Environmental Systems Division from 2001 to 2005, Vice President of Engineering from 2000 to 2001 and as Manager of the Company’s SCR Division from 1997 to 2000. Mr. Burlage earned a B.S. in Mechanical Engineering from the University of Texas, Arlington and an M.B.A. from Baylor University.
     Sean P. McMenamin joined the Company in 2001. He has served as the Company’s Vice President, Environmental Systems since January 2006. Previously, Mr. McMenamin served as the Company’s product manager for refinery and retrofit applications in the Company’s Environmental Systems business segment since 2001. Prior to joining the Company, Mr. McMenamin was a project manager for Telcordia Technologies from 1999 to 2001, and served in various positions in the environmental and power business at Foster Wheeler from 1994 to 1999. Mr. McMenamin earned a B.S. in Mechanical Engineering from the New Jersey Institute of Technology and an M.B.A. in Finance from Lehigh University.

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
     Jon P. Segelhorst joined Peerless in August 2006 as Vice President, Pressure Products. Prior to joining the Company, Mr. Segelhorst managed surge protection and DSL product lines for Corning Cable Systems from 1996 to 2006. Mr. Segelhorst also holds several U.S. patents related to fiber optic hardware. Mr. Segelhorst earned a B.S. in Mechanical Engineering from the University of Texas at Austin and an M.B.A. from Baylor University.
     David Taylor joined the Company in 1988 as Research Engineer. He has served as the Company’s Vice President, Separation Systems since 2000. Since joining Peerless, Mr. Taylor has served the Company in a variety of engineering, sales and management positions. From 1997 through 1999, Mr. Taylor served as Director of Sales and Engineering in our Singapore office in support of our Asia Pacific operations. In July 2004, Mr. Taylor resumed responsibility for our Asia Pacific operations. Mr. Taylor earned a B.S. in Mechanical Engineering from Southern Methodist University.
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
     A large portion of our Separation Filtration Systems business is driven by the construction of natural gas production and transportation infrastructure. Increased demand for natural gas may result in the construction of natural gas production facilities and facilities to transport the gas to its end destination, for example pipelines and liquefied natural gas (“LNG”) processing plants. Higher prices of natural gas, while beneficial to exploration activities and the financing of new projects, can adversely impact the demand for natural gas. Excess supply could also negatively impact the price of natural gas, which could discourage spending on related capital projects.
Changes in the power generation industry could have an adverse impact on sales of our Environmental Systems and our operating results.
     The demand for our Environmental Systems depends in part on the continued construction of power generation plants and the upgrade of existing power and process plants. The power generation industry is cyclical and has experienced periods of slow or no growth in the past. Any change in the power plant industry that results in a decrease in new power plant construction or a decline in refurbishing existing power plants could have a material adverse impact on our Environmental Systems revenues and our results of operations.

Changes in current environmental legislation could have an adverse impact on the sale of our Environmental Systems and on our operating results.
     Our Environmental Systems business is primarily driven by capital spending by our customers to comply with environmental regulations. Laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health has a significant impact on the increased use of products such as our Environmental Systems in the United States. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule (CAIR), and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. Our business may be adversely impacted to the extent that current regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities reduce enforcement.
Competition could result in lower sales and decreased margins.
     We operate in highly competitive markets worldwide. Competition could result in not only a reduction in our sales, but may also lower the prices we can charge for our products. To remain competitive we must be able to anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs. We must also be able to continue to price our products competitively. Our competitors may develop cheaper, more efficient products or may be willing to charge lower prices in order to increase market share. Some of our competitors have more capital and resources than we do and may be better able to take advantage of market opportunities or adapt more quickly to changes in customer requirements.
If actual costs for our projects with fixed-price contracts exceed our original estimates, our profits will be reduced or we may suffer losses.
     The majority of our contracts are fixed-priced contracts from which we have limited ability to recover cost overruns. Because of the large scale and long-term nature of our contracts, unanticipated cost increases may occur as a result of several factors, including:
•	increases in cost or shortages of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.
     Any of these factors could delay delivery of our products. Our contracts often provide for liquidated damages in the case of late delivery. Unanticipated costs that we cannot pass on to our customers, for example the increases in steel prices or the payment of liquidated damages under fixed contracts, could negatively impact our profits.
Customers may cancel or delay projects. As a result, our backlog may not be indicative of our future revenue.
     Customers may cancel or delay projects for reasons beyond our control. Our orders generally contain cancellation provisions which permit us to recover our costs, and for most contracts, a portion of our anticipated profit, in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues.
Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenues and profits from international sales could be adversely impacted.
     Revenue outside the United States represented 37.3%, 48.7% and 40.7% of our consolidated revenues during fiscal 2007, 2006 and 2005, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government sanctions, fluctuations in foreign currency exchange rates and tax rates. The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable. These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside of the United States and from time-to-time may impact our ability to deliver our products and collect our receivables.
Our financial performance may vary significantly from period to period, making it difficult to estimate future revenue.
     Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects these contracts to many factors beyond our control. In addition, contracts that are significantly larger in size than our typical contracts tend to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in any period may not be indicative of our future performance.
Changes in our product mix can have a significant impact on our profit margins.
     Certain of our products have higher profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported profit margins. Certain of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported margins through a change in our manufacturing absorption.
Our products are covered by warranties. Unanticipated warranty costs for defective products could adversely affect our financial condition and results of operations and reputation.
     We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. Among other things, warranties require us to repair or replace faulty products. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our results of operations. In some cases, we may be able to recover a portion of our warranty cost from a subcontractor if the subcontractor supplied the defective product or performed the service. However, this may not always be possible. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products, reduce our profits, cause us to suffer a loss and could adversely affect our reputation.
Product liability claims not covered by insurance could adversely affect our financial condition and results of operations.
     We may be subject to product liability claims for personal injury or property damage. While we maintain product liability insurance coverage to protect us in the event of a claim, our coverage may not be adequate to cover the cost of defense and the potential award in the event of a claim. In addition, industry awareness of actual or perceived problems with our products could adversely affect our reputation and reduce sales.
A significant portion of our accounts receivable are related to large contracts from customers in the same industry, which increases our exposure to credit risk.
     We monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. We attempt to reduce our exposure to credit risk by requiring progress payments and letters of credit. However, unanticipated events that affect our customers could have a materially adverse impact on our operating results.
Changes in billing terms can increase our exposure to working capital and credit risk.
     Our products are generally sold under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the product. We attempt to negotiate progress-billing milestones on large contracts to help us manage the working capital and to reduce the credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.
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
The inability of our engineering and/or manufacturing operations to sufficiently scale up operations in response to unexpected spikes in orders with short cycle times directly impacts our ability to absorb our manufacturing overhead expense.
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
     Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel. We do not have employment contracts with all of our executive officers. The loss of the services of one or more key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. In addition, we do not maintain key-person insurance on the lives of any of our executive officers and the loss of any one of them could disrupt our business.
Our customers may require us to perform portions of our projects in their local countries.
     Certain countries have regulations, or in some cases, customer preferences, requiring that a certain degree of local content be included in projects destined for installation in their country. These requirements may negatively impact our profit margins and present project management issues.
The implementation of enterprise resource planning software will require substantial resources and could initially have a negative impact on our manufacturing capabilities.
     We intend to implement enterprise resource planning software in fiscal 2008. This implementation will require significant resources and could initially detract from our manufacturing efficiency during the implementation phase. The implementation will require significant efforts from our existing personnel. The complexities of the implementation and additional demands on our staff could have a material adverse effect on our business.
Our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 may be inadequate.
     Section 404 of the Sarbanes-Oxley Act requires us to furnish a management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
     Complying with Section 404 is time consuming and costly. Failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.
Our common stock is thinly traded, which may make it difficult to sell our common stock and may make our stock price more volatile.
     The daily trading volume of our common stock is relatively low. The market price of a thinly traded stock can be more volatile than a stock that has greater trading volume. Our financial results, large sales of our common stock by our existing shareholders, the perception that large sales of our common stock may occur and various factors affecting the industry in which we operate may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. As a result, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     We own and lease office, manufacturing and warehousing facilities in various locations. Our principal facilities are described in the following table. All facilities are currently 100% utilized.

	Approximate
Location	Sq. Footage	General Use
Owned:

Abilene, Texas	78,000	Manufacturing — Environmental products and Separation Filtration products

Denton, Texas	22,000	Manufacturing — Separation Filtration products

Leased:

Dallas, Texas	26,886	Corporate office

Dallas, Texas	7,560	Research and development

Denton, Texas	16,000	Manufacturing — Separation Filtration products

Essex, U.K.	4,090	Sales, engineering and administration office

Singapore	2,300	Sales, engineering and administration office
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
ITEM 3. LEGAL PROCEEDINGS
     On April 25, 2005, we received notice that in 2003 we allegedly received $900,000 of preferential transfers in connection with the Chapter 11 bankruptcy filing by Erie Power Technologies, Inc. (“Erie Power”). We reached an agreement with the bankruptcy estate of Erie Power to settle and resolve the litigation for $420,000. The settlement was consummated and the litigation dismissed in the quarter ended June 30, 2007.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any existing matter will have a material adverse effect on our consolidated financial position or results of operations. See Note K — “Commitments and Contingencies” in our Notes to Consolidated Financial Statements contained in this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
Unless otherwise indicated, the share, per share and dividend per share information reflected in this report have been adjusted to reflect the Registrant’s two-for-one stock split in the form of a stock dividend in June 2007.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, par value $1.00 per share, is listed on the NASDAQ Global Market under the symbol “PMFG.” The following table sets forth, for the periods indicated, the range of the daily high and low sale prices for our common stock as reported by NASDAQ. The share prices have been adjusted for our two-for-one stock split in June 2007.

Fiscal Year		High	Low
2006	First Quarter	$9.53	$7.06
	Second Quarter	8.75	7.56
	Third Quarter	9.88	7.96
	Fourth Quarter	11.98	9.20

2007	First Quarter	$13.30	$10.11
	Second Quarter	13.41	11.03
	Third Quarter	16.25	11.48
	Fourth Quarter	22.27	15.42
     As of September 1, 2007, there were approximately 99 record holders of our common stock. We did not pay cash dividends, nor did we repurchase any of our common stock, in either fiscal 2007 or fiscal 2006. Cash dividends may be paid, from time to time, on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements, compliance with the financial and other restrictive covenants of our bank credit facility, and other related factors. We do not have a stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
     The following table summarizes certain selected financial data that should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 — “Financial Statements and Supplementary Data” of this Report. The data has been adjusted for our two-for-one stock split in June 2007.

	Year ended June 30,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share amounts)
Operating results:
Revenues	$75,141	$63,411	$51,063	$59,761	$64,854
Cost of goods sold	51,343	45,978	37,356	40,959	47,842

Gross profit	23,798	17,433	13,707	18,802	17,012
Operating expenses	15,547	16,687	14,409	14,929	16,429

Operating income (loss)	8,251	746	(702)	3,873	583
Other income (expense)	589	455	63	(24)	727
Income tax benefit (expense)	(2,928)	(660)	113	(1,447)	(399)

Net earnings (loss) from continuing operations	5,912	541	(526)	2,402	911
Net loss from discontinued operations	—	(115)	(66)	(364)	(1,290)

Net earnings (loss)	$5,912	$426	$(592)	$2,038	$(379)

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$0.92	$0.09	$(0.09)	$0.39	$0.15
Loss from discontinued operations	$—	$(0.02)	$(0.01)	$(0.06)	$(0.21)
Earnings (loss)	$0.92	$0.07	$(0.10)	$0.33	$(0.06)

Weighted average shares outstanding:
Diluted	6,427	6,269	6,057	6,088	6,026
	(Certain earnings per share amounts may not total due to rounding.)

	As of June 30,
	2007	2006	2005	2004	2003
	(Amounts in thousands)
Financial position:
Working capital	$30,622	$22,930	$20,272	$20,529	$17,771
Current assets	64,106	45,172	35,696	35,331	39,223
Total assets	68,671	48,159	39,804	39,475	43,763
Current liabilities	33,484	22,242	15,424	14,802	21,452
Total liabilities	35,134	22,242	15,514	14,802	21,452
Shareholders’ equity	33,537	25,917	24,290	24,673	22,311

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Results of Operations
     The following summarizes our consolidated statements of operations as a percentage of net revenues:

	Year ended June 30,
	2007	2006	2005

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.3	72.5	73.2

Gross profit	31.7	27.5	26.8
Operating expenses	20.7	26.3	28.2

Operating income (loss)	11.0	1.2	(1.4)
Other income	0.8	0.7	0.1

Earnings (loss) from continuing operations before income taxes	11.8	1.9	(1.3)
Income tax (expense) benefit	(3.9)	(1.0)	0.2

Net earnings (loss) from continuing operations	7.9	0.9	(1.1)
Loss from discontinued operations, net of tax	—	(0.2)	(0.1)

Net earnings (loss)	7.9%	0.7%	(1.2)%

     Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, direct and indirect labor, manufacturing overhead, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Cost of goods sold also includes the costs of commissioning the equipment and warranty related costs.
     Operating expenses include sales and marketing expenses, engineering and project management expenses, and general and administrative expenses.
     Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Sales and marketing expenses also include travel and entertainment, advertising, promotions, trade shows, seminars and other programs, and sales commissions paid to independent sales representatives.
     Engineering and project management expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.
     General and administrative expenses include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, accounting, human resources, information systems, and other administrative employees. General and administrative costs also include facility costs, insurance, audit fees, legal fees, reporting expense, professional services, and other administrative fees.

Results of Operations — Consolidated
     Revenues. The following summarizes consolidated revenues (dollars in thousands):

	Year ended June 30,
	2007	% of Total	2006	% of Total	2005	% of Total

Domestic	$47,080	62.7%	$32,513	51.3%	$30,248	59.3%
International	28,061	37.3%	30,898	48.7%	20,815	40.7%

Total	$75,141	100.0%	$63,411	100.0%	$51,063	100.0%

     We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
     For fiscal 2007, total revenues increased $11,730, or 18.5%, to $75,141 from $63,411 in fiscal 2006. Domestic revenues increased $14,567, or 44.8% from $32,513 in fiscal 2006 to $47,080 in fiscal 2007. International revenues decreased $2,837, or 9.2% from $30,898 in fiscal 2006 to $28,061 in fiscal 2007. The increase in our domestic revenues is primarily a result of the increase in our Environmental Systems sales related to power plant expansion. The decrease in our international revenues is primarily related to the completion of a large environmental system in fiscal 2006 that was not replicated in the current year.
     For fiscal 2006, total revenues increased $12,348, or 24.2%, to $63,411 from $51,063 in fiscal 2005. Domestic revenues increased $2,265, or 7.5%, from $30,248 in fiscal 2005 to $32,513 in fiscal 2006. International revenues increased $10,083, or 48.4%, from $20,815 in fiscal 2005 to $30,898 in fiscal 2006. The increase in our domestic revenues was related to the increase in our Separation Filtration Systems sales partially offset by a decline in our domestic Environmental Systems sales. The increase in our international revenues related primarily to an increase of gas separation and filtration equipment sales in Canada and Latin America, due to the increased demand for natural gas.
     Gross Profit. The following summarizes revenues, cost of goods sold, and gross profit (dollars in thousands):

	Year ended June 30,
		% of		% of		% of
	2007	Revenues	2006	Revenues	2005	Revenues

Revenues	$75,141	100.0%	$63,411	100.0%	$51,063	100.0%
Cost of goods sold	51,343	68.3%	45,978	72.5%	37,356	73.2%

Gross profit	$23,798	31.7%	$17,433	27.5%	$13,707	26.8%

     Our gross profit during any particular period may be impacted by several factors, primarily sales volume, shifts in our product mix, material cost changes, and warranty and start-up (commissioning) costs. Shifts in the geographic composition of our sales can also have a significant impact on our reported margins.
     For fiscal 2007, our gross profit increased $6,365, or 36.5%, from $17,433 in fiscal 2006 to $23,798 in fiscal 2007. Our gross profit, as a percentage of revenues, increased from 27.5% in fiscal 2006 to 31.7% in fiscal 2007. The increase in gross margin was due mainly to the increased revenues of $11,730. The gross profit margin was favorably impacted by the shift to increased revenue from our environmental products and reduced warranty and start-up costs.

     For fiscal 2006, our gross profit increased $3,726, or 27.2%, to $17,433 in fiscal 2006 from $13,707 in fiscal 2005. Our gross profit, as a percentage of revenues, increased from 26.8% in fiscal 2005 to 27.5% in fiscal 2006. The increased gross profit resulted primarily from a decrease in our start-up and warranty costs, partially offset by shifts in our product mix and increased cost of material. The decrease of our start-up and warranty costs from continuing operations, from 3.6% of revenue in fiscal 2005 to 2.6% of revenue in fiscal 2006, primarily resulted from reduced costs associated with the commissioning of certain Environmental Systems projects.
     Operating Expenses. The following summarizes operating expenses (dollars in thousands):

	Year ended June 30,
		% of		% of		% of
	2007	Revenues	2006	Revenues	2005	Revenues

Sales and marketing	$8,127	10.8%	$6,645	10.5%	$6,031	11.8%
Engineering and project management	4,094	5.5%	3,480	5.5%	3,608	7.1%
General and administrative	6,827	9.1%	6,562	10.3%	4,770	9.3%
Gain on sale of property	(3,501)	(4.7)%	—	—	—	—

Total operating expenses	$15,547	20.7%	$16,687	26.3%	$14,409	28.2%

     For fiscal 2007, our operating expenses (excluding the gain on sale of property of $3,501) from continuing operations increased by $2,361, or 14.1%, from $16,687 in fiscal 2006 to $19,048 in fiscal 2007. As a percentage of revenues, these expenses decreased from 26.3% in fiscal 2006 to 25.3% in fiscal 2007. Sales and marketing expenses increased from $6,645 in fiscal 2006 to $8,127 in fiscal 2007 due primarily to increased sales commissions attributable to increased orders and revenue. In addition, sales and marketing expenses increased due to increased staffing to support the growth in business activities. Our engineering and project management expenses increased from $3,480 in fiscal 2006 to $4,094 in fiscal 2007 due to the need for additional staffing and outside engineering services to support increased sales. Our general and administrative expenses increased from $6,562 in fiscal 2006 to $6,827 in fiscal 2007 primarily due to professional expenses related to compliance with Section 404 of the Sarbanes-Oxley Act and the cost of the Erie Power bankruptcy settlement, partially offset by reduced compensation expenses from one time charges that occurred in fiscal 2006.
     For fiscal 2006, our operating expenses from continuing operations increased by $2,278, or 15.8%, from $14,409 in fiscal 2005 to $16,687 in fiscal 2006. As a percentage of revenues, these expenses decreased from 28.2% in fiscal 2005 to 26.3% in fiscal 2006 due to the increase in our sales volume. Sales and marketing expenses increased from $6,031 in fiscal 2005 to $6,645 in fiscal 2006 due primarily to an increase in our commission expense during the current period, which was directly related to the increase in our revenue. Our engineering and project management expenses decreased from $3,608 in fiscal 2005 to $3,480 in fiscal 2006 as a result of our cost control measures and product standardization activities. Our general and administrative expenses increased from $4,770 in fiscal 2005 to $6,562 in fiscal 2006 due primarily to a one time charge in fiscal 2006 incurred in connection with a special project, payments under an employment agreement resulting from the retirement of our former chief executive officer, and severance paid to a former officer. Additionally, our general and administrative expenses increased to $6,562 in fiscal 2006, compared to $4,770 in fiscal 2005, due to legal expenses.
     Other Income and Expense (dollars in thousands)
     For fiscal 2007, other income increased by $134 to $589 in fiscal 2007 from $455 in fiscal 2006, primarily due to an increase in interest income.

     For fiscal 2006, other income increased by $392 from $63 in fiscal 2005 to $455 in fiscal 2006. This was primarily due to an increase in interest income of $90, an increase in foreign currency exchange gains associated with our U.K. operations of $123, and a decrease in miscellaneous expenses of $179.
     Income Taxes (dollars in thousands)
     The Company’s effective income tax rate for continuing operations was 33.1%, 55.0% and 17.7% in fiscal 2007, 2006 and 2005, respectively. The rate in fiscal 2006 was impacted by increased state income tax expense during the year and reduced foreign tax related benefits. Additionally, the fiscal 2005 tax rate was impacted by increased foreign tax related benefits. For further information related to income taxes, see Item 8, Note O — “Income Taxes” in this Report.
     Net Earnings (Loss) from Continuing Operations (dollars in thousands, except per share amounts)
     Our net earnings from continuing operations in fiscal 2007 increased by $5,371 to net earnings of $5,912, or 7.9% of revenues, from net earnings of $541, or 0.9% of revenues for fiscal 2006, as a result of a $3,501 gain on the sale of property, increased sales, and improved gross profit margin. These gains were partially offset by an increase in total operating expenses. Basic earnings per share increased from net earnings of $0.09 per share for fiscal 2006, to net earnings of $0.93 per share for fiscal 2007. Diluted earnings per share increased from net earnings of $0.09 per share for fiscal 2006, to net earnings of $0.92 per share for fiscal 2007.
     Our net earnings from continuing operations for 2006 increased by $1,067 to net earnings of $541, or 0.9% of revenues, from a net loss of $526, or 1.1% of revenues for fiscal 2005, as a result of an increase in sales, partially offset by increased general and administrative expenses. Basic earnings (loss) per share increased from a net loss of ($0.09) per share for fiscal 2005, to net earnings of $0.09 per share for fiscal 2006. Diluted earnings (loss) per share increased from a net loss of ($0.09) per share for fiscal 2005, to net earnings of $0.09 per share for fiscal 2006.
     Discontinued Operations (dollars in thousands, except per share amounts)
     There was no operating income or loss from discontinued operations for fiscal 2007.
     Our net loss from discontinued operations for fiscal 2006 was $115 compared to a net loss of $66 for fiscal 2005. Our net loss in fiscal 2006 related primarily to legal expenses. Our net loss in fiscal 2005 related primarily to costs associated with the start-up and warranty costs for boiler projects. Basic and diluted loss per share from discontinued operations was ($0.02) per share for fiscal 2006, compared to a loss of ($0.01) per share for fiscal 2005.
     Net Earnings (Loss) (dollars in thousands, except per share amounts)
     Our net earnings for fiscal 2007 were $5,912, or 7.9% of revenues, an increase of $5,486 from net earnings for fiscal 2006 of $426, or 0.7% of revenues. Basic earnings per shared increased from net earnings of $0.07 per share for fiscal 2006 to net earnings of $0.93 per share for fiscal 2007, and diluted earnings per share increased from net earnings of $0.07 per share for fiscal 2006, to net earnings of $0.92 per share for fiscal 2007.
     Our net earnings for fiscal 2006 were $426, or 0.7% of revenues, an increase of $1,018 from a net loss of $592, or 1.2% of revenues for fiscal 2005. Basic and diluted earnings (loss) per share increased from a net loss of ($0.10) per share for fiscal 2005, to net earnings of $0.07 per share for fiscal 2006.

Results of Operations — Segments
     We have two lines of business: Environmental Systems and Separation Filtration Systems. Revenue and operating income in this section are presented on a basis consistent with generally accepted accounting principles in the United States (“GAAP”). Certain corporate level expenses and the gain on sale of property in 2007 have been excluded from our segment operating results and are analyzed separately.
     Separation Filtration Systems
     The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. Separation Filtration Systems represented 62.9%, 68.8%, and 59.7% of our revenues in fiscal years 2007, 2006, and 2005, respectively.
     Separation Filtration Systems revenues and operating income for the prior three fiscal years are presented below (dollars in thousands):

	Year ended June 30,
	2007	2006	2005

Revenue	$47,256	$43,644	$30,472
Operating income	$6,609	$5,253	$1,759

Operating income as % of revenue	14.0%	12.0%	5.8%
     Separation Filtration Systems revenues increased by $3,612, or 8.3%, in fiscal 2007 compared to fiscal 2006. Our domestic Separation Filtration Systems revenues increased by $5,195 in fiscal 2007 compared fiscal 2006. Our international revenues decreased by $1,583 in fiscal 2007 compared to fiscal 2006. The increase in fiscal 2007 related primarily to an increase in domestic sales of our gas separation and filtration products. Revenues from Separation Filtration Systems increased by $13,172, or 43.2%, in fiscal 2006 when compared to fiscal 2005. Our domestic Separation Filtration Systems revenues increased by $5,159 in fiscal 2006 compared to fiscal 2005. Our international revenues increased $8,013 in fiscal 2006 compared to fiscal 2005. The increase in our revenues during fiscal 2007 and fiscal 2006 related primarily to increased sales of our gas separation and filtration products globally.
     Separation Filtration Systems operating income in fiscal 2007 increased $1,356 compared to fiscal 2006. Separation Filtration Systems operating income in fiscal 2006 increased $3,494 compared to fiscal 2005. As a percentage of Separation Filtration Systems revenue, operating income was 14.0%, 12.0%, and 5.8% in fiscal 2007, 2006, and 2005, respectively. The improved operating income in fiscal 2007 and fiscal 2006 is primarily related to the increased revenues and gross profit.
     Environmental Systems
     The primary product of our Environmental Systems business is Selective Catalytic Reduction Systems, which we refer to as “SCR Systems.” SCR Systems are integrated systems, with instruments, controls and related valves and piping. Environmental Systems represented 37.1%, 31.2%, and 40.3% of our revenues in fiscal years 2007, 2006, and 2005, respectively.

     Environmental Systems revenues and operating income for the prior three fiscal years are presented below (dollars in thousands):

	Year ended June 30,
	2007	2006	2005

Revenue	$27,885	$19,767	$20,591
Operating income	$4,968	$2,055	$2,309

Operating income as % of revenue	17.8%	10.4%	11.2%
     Environmental Systems revenues increased by $8,118, or 41.1%, in fiscal 2007 compared to fiscal 2006. The increase in fiscal 2007 was primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems. Revenues from Environmental Systems decreased by $824, or 4.0%, in fiscal 2006 when compared to fiscal 2005.
     Environmental Systems operating income in fiscal 2007 increased $2,913 compared to fiscal 2006 due to increased sales and improved operating margins. Environmental Systems operating income in fiscal 2006 decreased $254 compared to fiscal 2005. As a percentage of Environmental Systems revenue, operating income was 17.8%, 10.4%, and 11.2% in fiscal 2007, 2006, and 2005, respectively.
     Corporate Level Expenses
     Corporate level expenses excluded from our segment operating results for the prior three fiscal years are presented below (dollars in thousands):

	Year ended June 30,
	2007	2006	2005

Corporate level expenses (excluding the gain on sale of property of $3,501)	$6,827	$6,562	$4,770
     See Item 7 — “Management’s Discussion and Analysis of Financial and Results of Operations — Operating Expenses” in this Report for additional discussion of these expenses.
Market Outlook
     Separation Filtration Systems. Strong global energy demand is creating opportunities for our separation and filtration products. New and expanding pipelines, gas processing facilities, chemical and petrochemical processing plants, nuclear power plants, and liquefied natural gas plants and terminals are positively impacting the market for separation products. We believe the domestic and international markets for our separation products will continue to remain strong as new pipelines and gas processing facilities are developed and as nuclear power plants continue to invest in life extension and additional capacity. The construction of new nuclear power plants internationally is expected to provide revenue opportunities.
     Environmental Systems. We anticipate an increase in the demand for refining capacity and power generation due to increasing energy consumption. We also expect that as additional air regulations come into effect combined with this anticipated increase in demand, existing facilities will implement compliance plans, resulting in increased spending for environmental systems. In addition, the anticipated increase in demand for refining capacity and power generation increases the likelihood that new power plants will be constructed, which require environmental systems to reduce NOx emissions. For example, in the United States new gas-fired plants are anticipated to be constructed to meet peak power demands and new coal-fired power plants have been announced for construction over the next several years. Internationally, more power generation units are installing environmental systems in order to comply with more stringent emission standards. Worldwide expansion of refineries and gas to liquids plants in conjunction with the global need to reduce pollution creates the demand for additional environmental systems.
Contingencies
     On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserts claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company, arising out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured resulting in a fire. In the complaint, MMPP does not make a specific demand for damages, but alleges that it has incurred approximately $5.7 million in costs to repair the damage as a result of the incident. We believe MMPP’s claims are without merit and, with our insurance company, intend to vigorously defend this suit.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Backlog
     Our backlog of uncompleted orders was $97 million at June 30, 2007 and $40 million at June 30, 2006. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that may be changed or cancelled. Of our backlog at June 30, 2007, 92% is scheduled to be completed during our next fiscal year, compared to 85% at June 30, 2006. Domestic and international market demand for separation and filtration products and environmental systems continues to improve.
Financial Position (dollars in thousands)
     Assets. Total assets increased by $20,512 or 42.6%, from $48,159 at June 30, 2006, to $68,671 at June 30, 2007. We held cash and cash equivalents of $17,015, had working capital of $30,622, and a current liquidity ratio of 1.91-to-1.0 at June 30, 2007. This compares with cash and cash equivalents of $6,411, working capital of $22,930, and a current liquidity ratio of 2.03-to-1.0 at June 30, 2006. The increase in our assets is primarily related to a $10,604 increase in cash and cash equivalents, a $4,866 increase in accounts receivable, and a $2,085 increase in our costs and earnings in excess of billings on uncompleted contracts.
     Liabilities and Shareholders’ Equity. Total liabilities increased by $12,892 or 58.0%, from $22,242 at June 30, 2006 to $35,134 at June 30, 2007. This increase in liabilities relates primarily to an increase in our billings in excess of costs and earnings on uncompleted contracts of $4,369, an increase in accounts payable of $3,357, an increase in income taxes payable of $1,501, and an increase in our accrued liabilities and other of $1,837. The increase in our shareholders’ equity of $7,620, or 29.4%, from $25,917 at June 30, 2006 to $33,537 at June 30, 2007 resulted primarily from an increase in retained earnings due to current year earnings. Our debt (total liabilities)-to-equity ratio increased from .86-to-1.0 at June 30, 2006 to 1.05-to-1.0 at June 30, 2007, reflecting a 50.5% increase in our current liabilities and a 29.4% increase in our shareholders’ equity during fiscal 2007.

Liquidity and Capital Resources (dollars in thousands)
     Our cash and cash equivalents were $17,015 as of June 30, 2007, compared to $6,411 at June 30, 2006. Cash provided by operating activities from continuing operations during fiscal 2007 was $9,422 compared to cash used in operating activities during fiscal 2006 of $2,488 and cash provided by operating activities during fiscal 2005 of $4,887.
     Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We ordinarily bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the accounts receivable balance. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At June 30, 2007, the balance of these working capital accounts was $13,118 compared to $13,893 at June 30, 2006, reflecting a decrease of our investment in these working capital items of $775. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During fiscal 2007, a greater percentage of our contracts in progress called for billings upon the attainment of certain milestones versus project shipment, which resulted in a decrease in our investment in these working capital accounts.
     Cash used in investing activities from continuing operations was $236 for fiscal 2007, compared to cash used in investing activities of $258 and $897 for fiscal 2006 and 2005, respectively. The use of cash during fiscal 2007 related primarily to purchasing property and equipment and the increase of restricted cash, partially offset by cash provided from the sale of our former headquarters facility. The use of cash during fiscal 2006 related primarily to purchases of plant equipment. The use of cash during fiscal 2005 related primarily to the acquisition of certain composite louver technology and equipment for our marine product line, capital refurbishments of our Denton and Abilene, Texas manufacturing facilities, and software and hardware upgrades to our computer system.
     Cash provided by financing of continuing operations activities was $1,292, $980, and $140 during fiscal 2007, 2006 and 2005, respectively, and related to the proceeds and tax benefits from the issuance of common stock pursuant to employee stock options.
     There was no effect on cash from discontinued operations in 2007. Cash used by discontinued operations during 2006 was $97, and cash provided by discontinued operations during fiscal 2005 was $25.
     As a result of the above factors, our cash and cash equivalents during fiscal 2007 increased by $10,604 net of $2,811 in restricted cash, compared to a decrease of $1,866 in fiscal 2006 and an increase of $4,158 in fiscal 2005.
     We have a $9,000 revolving line of credit for working capital requirements that expires September 30, 2008. This credit facility has a maximum availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Eurodollar rate plus or minus an applicable margin, and is secured by substantially all of our assets. As of June 30, 2007, the applicable rate was Eurodollar plus 2.00% (7.31%). This credit facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants. At June 30, 2007, we had no outstanding borrowings under the credit line, and $5,379 of outstanding stand-by letters of credit, leaving $3,621 of maximum availability under the facility (actual availability at June 30, 2007 was $3,621 based on borrowing base calculations). As of June 30, 2007, we were in compliance with all financial and other covenants of the loan agreement.

     In addition, our U.K. subsidiary had a £2,600 ($5,221) debenture agreement used to facilitate the issuances of letters of credit and bank guarantees. At June 30, 2007, this facility was secured by substantially all assets of our U.K. subsidiary and by a cash deposit of £1,400 ($2,811), which is recorded as restricted cash on our consolidated balance sheet. At June 30, 2007, there was £1,927 ($3,870) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. As of June 30, 2007, we were in compliance with all financial and other covenants under this debenture agreement.
     We believe we maintain adequate liquidity to support existing operations and planned growth.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2007.
Aggregate Contractual Obligations (dollars in thousands)
     The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 30, 2007.

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Operating lease obligations	$5,302	$731	$1,271	$1,102	$2,198
Purchase obligations (1)	44,293	44,293	—	—	—
Stand-by letters of credit (2)	9,249	6,602	2,507	140	—

Total contractual obligations	$58,844	$51,626	$3,778	$1,242	$2,198

1)	Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2007. We believe that some of these obligations could be canceled for payment of a nominal penalty, or no penalty. However, the amount of open purchase orders that could be canceled in this manner is difficult to quantify. In addition, we generally have contracts with our customers that minimize our exposure to losses for materials purchased within lead-times necessary to meet customer forecasts.

2)	The stand-by letters of credit includes $5,379 issued under our $9,000 revolving credit facility and $3,870 outstanding under the debenture agreement in the U.K.
Critical Accounting Policies
     The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.
     Certain of our accounting policies require a higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, accrual for estimated warranty costs, allowance for doubtful accounts, and reserve for obsolete and slow moving inventory. Our policies and related procedures for these items are summarized below.

     Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months or longer in duration. In connection with these contracts, we follow the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
     When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the amount of revenues for that period. We continually update our estimates of costs and the status of each project with our subcontractors and our manufacturing plant management. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-priced arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, and other factors can affect our cost estimates. While we attempt to reduce the uncertainty related to revenue and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves substantial judgment.
     Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. We typically negotiate the terms regarding warranty coverage and length of warranty depending upon the product involved and customary practices in the industry. In general, our warranties require us to repair or replace defective products during the warranty period at no cost to the customer. We attempt to obtain back-up concurrent warranties for major component parts from our suppliers. As of each balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability for product warranties could differ from actual warranty costs incurred in the future.
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
New Accounting Standards
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 effective July 1, 2007. We are still assessing the impact, but do not believe a material adjustment will be required.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006, and interim periods within those fiscal years. We have not completed our evaluation of the impact of adopting SFAS No. 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 and have not determined the financial assets and liabilities, if any, for which the fair value option may be elected or the potential impact on the consolidated financial statements, if such election were made.
     From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We believe our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United Stated dollars are performed, for the most part, in the local currency and therefore provide a “natural hedge” against currency fluctuations. On occasion, we purchase derivatives with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies, would be expected to have an immaterial impact on our financial results. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivatives outstanding as of, or during, the fiscal year ended June 30, 2007.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Peerless Mfg. Co.
We have audited the accompanying consolidated balance sheets of Peerless Mfg. Co. and subsidiaries (“the Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peerless Mfg. Co. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peerless Mfg. Co.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our accompanying report dated September 11, 2007 expressed an unqualified opinion on the effective operation of Peerless Mfg. Co. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP
Dallas, Texas
September 11, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Peerless Mfg. Co.
We have audited Peerless Mfg. Co. and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Peerless Mfg. Co. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated September 11, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
September 11, 2007

Peerless Mfg. Co. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands)
ASSETS

	June 30,
	2007	2006

Current assets:
Cash and cash equivalents	$17,015	$6,411
Restricted cash	2,811	—
Accounts receivable-principally trade — net of allowance for doubtful accounts of $465 at June 30, 2007 and $462 at June 30, 2006	21,329	16,463
Inventories	3,919	4,871
Costs and earnings in excess of billings on uncompleted contracts	15,976	13,891
Assets held for sale	—	767
Deferred income taxes	1,410	1,338
Other current assets	1,646	1,431

Total current assets	64,106	45,172

Property, plant and equipment — net	3,747	2,140
Other assets	818	845
Deferred income taxes	—	2

Total assets	$68,671	$48,159

See accompanying notes to consolidated financial statements.

Peerless Mfg. Co. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2007	2006

Current liabilities:
Accounts payable	$17,217	$13,860
Billings in excess of costs and earnings on uncompleted contracts	6,970	2,601
Commissions payable	1,401	1,238
Income taxes payable	1,576	75
Product warranties	641	626
Accrued liabilities and other	5,679	3,842

Total current liabilities	33,484	22,242

Deferred income taxes	1,010	—
Other non current liabilities	640	—

Commitments and contingencies

Shareholders’ equity:
Common stock — authorized, 10,000,000 shares of $1 par value; issued and outstanding, 6,439,644 and 6,267,618 shares at June 30, 2007 and 2006, respectively	6,440	6,268
Additional paid-in capital	1,359	9
Accumulated other comprehensive income	431	245
Retained earnings	25,307	19,395

Total shareholders’ equity	33,537	25,917

Total liabilities and shareholders’ equity	$68,671	$48,159

See accompanying notes to consolidated financial statements.

Peerless Mfg. Co. and Subsidiaries
Consolidated Statements of Operations
 (Amounts in thousands, except per share amounts)

	Year ended June 30,
	2007	2006	2005
Revenues	$75,141	$63,411	$51,063
Cost of goods sold	51,343	45,978	37,356

Gross profit	23,798	17,433	13,707
Operating expenses
Sales and marketing	8,127	6,645	6,031
Engineering and project management	4,094	3,480	3,608
General and administrative	6,827	6,562	4,770
Gain on sale of property	(3,501)	—	—

	15,547	16,687	14,409

Operating income (loss)	8,251	746	(702)

Other income (expense)
Interest income	433	248	158
Foreign exchange gain (loss)	171	101	(22)
Other income (expense) — net	(15)	106	(73)

	589	455	63

Earnings (loss) from continuing operations before income taxes	8,840	1,201	(639)
Income tax benefit (expense)	(2,928)	(660)	113

Net earnings (loss) from continuing operations	5,912	541	(526)

Discontinued operations
Loss from discontinued operations	—	(183)	(80)
Income tax benefit	—	68	14

Net loss from discontinued operations	—	(115)	(66)

Net earnings (loss)	$5,912	$426	$(592)

BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.93	$0.09	$(0.09)
Loss from discontinued operations	—	(0.02)	(0.01)

Basic earnings (loss) per share	$0.93	$0.07	$(0.10)

DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$0.92	$0.09	$(0.09)
Loss from discontinued operations	—	(0.02)	(0.01)

Diluted earnings (loss) per share	$0.92	$0.07	$(0.10)

See accompanying notes to consolidated financial statements.

Peerless Mfg. Co. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(Amounts in thousands)

			Additional	Accumulated Other		Total
	No. of	Common	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Stock	Capital	Income	Earnings	Equity
Balance at July 1, 2004	3,014	$3,014	$1,884	$214	$19,561	$24,673

Comprehensive loss
Net loss from continuing operations					(526)	(526)
Net loss from discontinued operations					(66)	(66)
Foreign currency translation adjustment				(43)		(43)

Total comprehensive loss						(635)

Stock options expense			69			69
Stock options exercised	22	22	118			140
Income tax benefit related to stock options exercised			43			43

Balance at June 30, 2005	3,036	3,036	2,114	171	18,969	24,290

Comprehensive income
Net earnings from continuing operations					541	541
Net loss from discontinued operations					(115)	(115)
Foreign currency translation adjustment				74		74

Total comprehensive income						500

Restricted stock grants	10	10	19			29
Stock options expense			118			118
Stock options exercised	88	88	586			674
Income tax benefit related to stock options exercised			306			306

Balance at June 30, 2006	3,134	3,134	3,143	245	19,395	25,917

Comprehensive income
Net earnings from continuing operations					5,912	5,912
Foreign currency translation adjustment				186		186

Total comprehensive income						6,098

Restricted stock grants	11	11	61			72
Stock options expense			158			158
Stock options exercised	77	77	921			998
Stock split in the form of a stock dividend	3,218	3,218	(3,218)			—
Income tax benefit related to stock options exercised			294			294

Balance at June 30, 2007	6,440	$6,440	$1,359	$431	$25,307	$33,537

See accompanying notes to consolidated financial statements.

Peerless Mfg. Co. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Year ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$5,912	$426	$(592)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	664	688	636
Deferred income taxes	940	(354)	100
Deferred rent expense	62	—	—
Bad debt expense	3	427	318
Provision for warranty expenses	186	365	341
Inventory valuation reserve	217	271	161
Foreign exchange (gain) loss	(171)	(101)	22
Gain on sale of property	(3,501)	(22)	—
Excess tax benefits from stock-based payment arrangements	(294)	(306)	—
Stock based compensation	158	118	—
Restricted stock grants	72	29	—
Other	—	—	69

Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(4,844)	(5,227)	1,661
Inventories	738	(1,833)	(359)
Costs and earnings in excess of billings on uncompleted contracts	(2,051)	(3,653)	2,288
Other current assets	(215)	(221)	(348)
Other assets	27	(61)	138
Accounts payable	3,406	5,300	(1,236)
Billings in excess of costs and earnings on uncompleted contracts	4,369	520	1,682
Commissions payable	163	476	(82)
Income taxes payable	1,795	467	(557)
Product warranties	(171)	(584)	(678)
Accrued liabilities and other	1,957	787	1,323

Net cash provided by (used in) operating activities of continuing operations:	9,422	(2,488)	4,887

Cash flow from investing activities of continuing operations:
Increase in restricted cash	(2,811)	—	—
Purchases of property and equipment	(1,662)	(315)	(897)
Proceeds from the sale of property and equipment	4,237	57	—

Net cash used in investing activities of continuing operations	(236)	(258)	(897)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options	998	674	140
Excess tax benefits from stock-based payment arrangements	294	306	—

Net cash provided by financing activities of continuing operations	1,292	980	140
Cash flow from discontinued operations — revised:
Cash provided by (used in) operating activities	—	(106)	25
Cash provided by investing activities	—	9	—

Net cash provided by (used in) discontinued operations	—	(97)	25
Effect of exchange rate changes on cash and cash equivalents	126	(3)	3
Net increase (decrease) in cash and cash equivalents	10,604	(1,866)	4,158
Cash and cash equivalents at beginning of period	6,411	8,277	4,119

Cash and cash equivalents at end of period	$17,015	$6,411	$8,277

Supplemental information on cash flow:
Income taxes paid	$481	$45	$730
Income taxes refunded	$(297)	$(237)	$(14)
Leasehold improvements incentive allowance	$578	$—	$—
See accompanying notes to consolidated financial statements.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Peerless Mfg. Co. designs, engineers, and manufactures specialized products for the removal of contaminants from gases and liquids and for air pollution abatement. The Company’s products are manufactured principally at plants located in Texas and are sold worldwide. Our principal markets are in North America and Europe. Primary customers are equipment manufacturers, engineering contractors and operators of power plants.
A summary of the significant accounting policies in the preparation of the accompanying consolidated financial statements follows.
Consolidation
The Company consolidates the accounts of its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.
Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
At June 30, 2007 and 2006, the Company had $4,530 and $1,210, respectively, in foreign bank balances in Canada, Singapore and the United Kingdom. Of the June 30, 2007 balance, $2,811 was restricted.
Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.
The Company had $1,085 and $1,033 of current retention receivables included in accounts receivable — trade at June 30, 2007 and 2006, respectively. Additionally, $406 and $438 of long-term retention receivables are included in other assets at June 30, 2007 and 2006, respectively.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Changes in the Company’s allowance for doubtful accounts in the last three fiscal years are as follows:

	Year ended June 30,
	2007	2006	2005
Balance at beginning of year	$462	$352	$431
Bad debt expense	3	427	318
Accounts written off, net of recoveries	—	(317)	(397)

Balance at end of year	$465	$462	$352

Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company regularly reviews the value of inventory on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.
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
Long-Lived Assets
In accordance with Statement on Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews it long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value, typically represented by the discounted cash flows associated with the asset.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Revenue Recognition
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS 123R, “Share-Based Payments.” Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost over the requisite service period.
Shipping and Handling Policy
Shipping and handling fees of finished goods charged to customers are reported as revenue. Shipping and handling costs that are incurred that relate to products sold are reported as cost of goods sold. Shipping and handling fees included in revenue were $466, $957, and $663 for fiscal 2007, 2006, and 2005, respectively. Shipping and handling costs included in cost of goods sold were $447, $861, and $839 for fiscal 2007, 2006, and 2005, respectively.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Advertising Costs
Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred. Advertising expenditures were approximately $37, $28 and $25 in fiscal 2007, 2006 and 2005, respectively.
Design, Research and Development
Design, research and development costs are charged to operating expenses under the engineering and project management category in the periods incurred. Design, research and development expenditures were approximately $54, $24 and $31 in fiscal 2007, 2006 and 2005, respectively.
Revenues Presented Net of Taxes
The Company presents revenues net of sales taxes in its consolidated statements of operations.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis.
Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year presented. Diluted earnings (loss) per common share gives effect to the assumed exercise of stock options when dilutive.
Foreign Currency
All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the fiscal years ended June 30, 2007, 2006 and 2005. The resulting translation adjustments are made directly to a separate component of shareholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations.
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
Stock Split
On May 4, 2007, the Company announced a two-for-one stock split (in the form of a stock dividend) of the Company’s outstanding common stock. Shareholders of record at the close of business on May 18, 2007 were entitled to receive the stock dividend, which was payable on June 7, 2007. All share and per share amounts have been restated to give retroactive effect to the stock split. In addition, all references in the Consolidated Financial Statements and Notes to Consolidated Financial Statements, to weighted average number of shares, per share amounts, cash dividends, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.
Reclassification
Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications include the revision of the cash provided or used in Discontinued Operations on the Consolidated Statements of Cash Flows, and the reclassification of immaterial start-up reserve balances between product warranties and accrued liabilities and other on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 is effective for the Company beginning July 1, 2007. The Company is still assessing the impact, but does not believe a material adjustment will be required.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006, and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of adopting SFAS No. 157.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS — CONTINUED
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and has not yet determined the financial assets and liabilities, if any, for which the fair value option may be elected or the potential impact on the consolidated financial statements, if such election were made.
From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not effective will not have a material impact on our consolidated financial statements upon adoption.
NOTE C. CONCENTRATIONS OF CREDIT RISK
The Company monitors the creditworthiness of its customers. Significant portions of the Company’s sales are to customers who place large orders for custom systems and customers whose activities are related to the electrical generation and oil and gas industries. Some customers are located outside the United States. The Company generally requires progress payments, but may extend credit to some customers. The Company’s exposure to credit risk is also affected to some degree by conditions within the electrical generation and oil and gas industries. When sales are made to smaller international businesses, the Company generally requires progress payments or an appropriate guarantee of payment, such as a letter of credit from a financial institution.
The Company is not dependent upon any single customer or group of customers in either of its two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variance in its major customers. During fiscal 2007, one customer of environmental products accounted for 14% of the Company’s consolidated revenues. In fiscal 2006, one customer of environmental products accounted for 9% of the Company’s revenues. In fiscal 2005, a different customer of environmental products accounted for 8% of the Company’s revenues.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE D. DISCONTINUED OPERATIONS
During the first quarter of fiscal 2004, the Board of Directors authorized the divestiture of its Boiler segment. The Company sold certain assets of its Boiler segment with a net book value of $110, for $250, resulting in a gain before tax on disposal of $140.
The following represents a summary of operating results and the gain on disposition of the Boiler segment presented as discontinued operations:

	Year ended June 30,
	2007	2006	2005

Revenues	$—	$—	$—
Cost of goods sold	—	—	75

Gross margin (loss)	—	—	(75)
Operating expenses	—	183	5

Operating loss	—	(183)	(80)
Other income	—	—	—
Income tax benefit	—	68	14

Net loss from operations	—	(115)	(66)
Gain on disposal, net of taxes	—	—	—

Net loss	$—	$(115)	$(66)

Diluted loss per share
Net loss from operations	$—	$(0.02)	$(0.01)

Net gain on disposal	$—	$—	$—

Net loss	$—	$(0.02)	$(0.01)

NOTE E. INVENTORIES
Principal components of inventories are as follows:

	Year ended June 30,
	2007	2006

Raw materials	$3,652	$4,417
Work in progress	613	626
Finished goods	186	262

	4,451	5,305
Reserve for obsolete and slow-moving inventory	(532)	(434)

	$3,919	$4,871

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE E. INVENTORIES — CONTINUED
Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Year ended June 30,
	2007	2006	2005

Balance at beginning of year	$434	$318	$196
Additions	217	271	161
Amounts written off	(119)	(155)	(39)

Balance at end of year	$532	$434	$318

NOTE F. ASSETS HELD FOR SALE
The Company’s headquarters facility in Dallas, Texas was sold to the Dallas Area Rapid Transit Authority on May 1, 2007. The Company was required to relocate its administrative offices, manufacturing, and storage operations that were performed at that facility. The relocation of these operations was completed in the quarter ended June 30, 2007. The Company’s research and development laboratory located at that facility will be relocated during the quarter ending December 31, 2007. The net book value of the facility was $736 at the time of sale and the total net gain recognized in operating income was $3,501.

June 30, 2006
Buildings & improvements	$2,768
Equipment	152
Furniture and fixtures	13

2,933
Less accumulated depreciation	(2,794)

139
Land	628

$767

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE G. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:

	June 30,
	2007	2006

Buildings & improvements	$2,134	$1,329
Equipment	4,972	4,642
Furniture and fixtures	3,379	3,356

	10,485	9,327
Less accumulated depreciation	(6,884)	(7,302)

	3,601	2,025
Land	146	115

	$3,747	$2,140

Depreciation expense for all property, plant and equipment for the fiscal years ended June 30, 2007, 2006 and 2005 totaled $664, $688, and $636, respectively.
NOTE H. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	June 30,
	2007	2006

Costs incurred on uncompleted contracts and estimated earnings	$70,527	$43,448
Less billings to date	(61,521)	(32,158)

	$9,006	$11,290

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	June 30,
	2007	2006

Costs and earnings in excess of billings on uncompleted contracts	$15,976	$13,891
Billings in excess of costs and earnings on uncompleted contracts	(6,970)	(2,601)

	$9,006	$11,290

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE I. LINE OF CREDIT
The Company renewed and amended its credit facility in September 2006. This credit facility is a $9,000 revolving line of credit for working capital requirements that expires September 30, 2008. Under this facility the Company has a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. This revolving line of credit carries a floating interest rate based on the prime or Eurodollar rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets. As of June 30, 2007, the applicable rate was Eurodollar plus 2.00% (7.31%). This credit facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.
At June 30, 2007, the Company had no outstanding borrowings under the credit line, and $5,379 of outstanding stand-by letters of credit, leaving $3,621 of maximum availability under the facility and actual availability based on borrowing base calculations. As of June 30, 2007, the Company was in compliance with all financial and other covenants under this facility.
In addition, the Company’s U.K. subsidiary had a £2,600 ($5,221) debenture agreement used to facilitate the issuances of letters of credit and bank guarantees. At June 30, 2007, this facility was secured by substantially all of our U.K. subsidiary’s assets, and by a cash deposit of £1,400 ($2,811), which is recorded as restricted cash on the consolidated balance sheet. At June 30, 2007, there was £1,927 ($3,870) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. As of June 30, 2007, the Company was in compliance with all financial and other covenants under this debenture agreement.
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

	Year ended June 30,
	2007	2006	2005

Balance at beginning of period	$626	$645	$982
Provision for warranty expenses	186	365	341
Warranty charges	(171)	(384)	(678)

Balance at end of period	$641	$626	$645

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE K. COMMITMENTS AND CONTINGENCIES
The Company leases office space, office equipment and other personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $325, $163, and $208, for fiscal 2007, 2006 and 2005, respectively.
At June 30, 2007, future minimum rental commitments under all operating leases are as follows:

Fiscal Year	Amount
2008	$731
2009	656
2010	615
2011	551
2012	551
Thereafter	2,198

$5,302

On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserts claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company, arising out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured resulting in a fire. In the complaint, MMPP does not make a specific demand for damages, but alleges that it has incurred approximately $5.7 million in costs to repair the damage as a result of the incident. We believe MMPP’s claims are without merit and, with our insurance company, intend to vigorously defend this suit.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accounts for its litigation contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which requires that losses that are both probable and reasonably estimable be accrued.
NOTE L. STOCK BASED COMPENSATION
The Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings.
The Company has two stock option and restricted stock plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provided for a maximum of 480,000 shares of common stock to be issued. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provided for a maximum of 500,000 shares of common stock to be issued. Under both plans, stock options generally vest ratably over four years, and expire ten years from date of grant. Under both plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the date of grant. Stock options granted to non-employee directors are generally exercisable on the date of grant, which is the date of the annual shareholders’ meeting.

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
Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, will be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation costs in the amounts of $158 and $118 for the fiscal years ended June 30, 2007 and 2006, respectively, and related tax-benefits of $56 and $43 for the fiscal years ended June 30, 2007 and 2006, respectively. The estimated forfeiture rate used to calculate the expense was 1.7% and 2.6% for the fiscal years ended June 30, 2007 and 2006, respectively.
SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation.

Year ended
June 30, 2005
Net earnings (loss), as reported	$(592)
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of tax	(161)

Pro forma net earnings (loss)	$(753)

Earnings (loss) per share:
Basic — as reported	$(0.10)

Basic — pro forma	$(0.13)

Diluted — as reported	$(0.10)

Diluted — pro forma	$(0.13)

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION — CONTINUED
During fiscal 2005, the Company’s Board of Directors authorized the extension of the exercise period for certain options to a former employee, who retired from the Company on July 2, 2004. In connection, therewith, the Company recorded compensation expense in fiscal 2005 of $69.
On June 15, 2005, the Compensation Committee of the Board of Directors and the Board of Directors approved the acceleration of the vesting of unvested stock options held by employees, including executive officers, that had both 1) an exercise price equal to or greater than $8.47 per share, and 2) would vest in less than 12 months. This action resulted in 13,100 options becoming immediately exercisable as of June 15, 2005. The total impact of these options on the above pro-forma loss was an additional expense of $19, or ($0.005) per share. All other terms and conditions of these options were unchanged. Of the options accelerated, 8,000 were held by executive officers.
For the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.
As a result of the adoption of SFAS 123R, the financial results were lower than under the previous accounting method for share based compensation by the following amounts:

	Year ended June 30,
	2007	2006
Earnings from continuing operations before income taxes	$158	$118
Net earnings from continuing operations	102	75
Net earnings	102	75
Basic and diluted earnings per common share	$0.02	$0.01
Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the fiscal years ended June 30, 2007 and 2006, $294 and $306, respectively, of such excess tax benefits were classified as financing cash flows.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION — CONTINUED
A summary of the option activity under the Company’s stock-based compensation plans for the fiscal years ended June 30, 2007 and 2006 is as follows (the number of options and weighted average exercise price has been adjusted for our two-for-one stock split in June 2007):

	Year ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at July 1	287,300	$7.01	475,900	$5.61
Granted	10,000	11.90	44,000	9.07
Exercised	(149,426)	6.67	(174,750)	3.86
Forfeited before vesting	—	—	(56,850)	6.53
Forfeited after vesting	—	—	(1,000)	9.75

Balance at June 30	147,874	7.68	287,300	7.01
Exercisable at June 30	88,574	7.49	196,728	6.66
The total options outstanding at June 30, 2007 had a weighted average remaining term of 6.76 years and an aggregate intrinsic value of $1,923 based upon the closing price of the Company’s common stock on June 29, 2007. The options exercisable at June 30, 2007 had a weighted average remaining term of 6.08 years and an aggregate intrinsic value of $1,168, based upon the closing price of the Company’s common stock on June 29, 2007.
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal years ended June 30, 2007, 2006 and 2005:

	Year ended June 30,
	2007	2006	2005
Expected volatility	44.5%	47.7% - 52.6%	36.8% - 46.4%
Expected term (years)	4.92	4.05 - 5.66	5.00
Risk free interest rate	5.11%	4.12% - 4.63%	4.00%
Dividend yield	—	—	—

Weighted average grant date fair value	$5.45	$4.04	$2.88

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION — CONTINUED
A summary of the stock options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 is presented below:

	Year ended June 30,
	2007	2006	2005
Total cash received	$998	$674	$140
Income tax benefits	294	306	43
Total intrinsic value of options exercised	943	899	195
A summary of the status of the Company’s unvested stock options and changes during the fiscal years ended June 30, 2007 and 2006 is presented below:

	Year ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	90,572	$3.38	140,200	$2.99
New Grants	—	—	36,000	3.94
Vested	(31,272)	3.30	(28,778)	3.00
Forfeited	—	—	(56,850)	2.97

Unvested at end of period	59,300	3.41	90,572	3.38
The total fair value of stock options vested during the fiscal years ended June 30, 2007, 2006 and 2005 was $103, $86, and $214, respectively.
As of June 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options was $151. The weighted average remaining requisite service period of the unvested stock options was 1.15 years.
A summary of the restricted stock award activity under the plans for the fiscal years ended June 30, 2007 and 2006 is as follows:

	Year ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at July 1	20,000	$8.53	—	$—
New Grants	22,600	14.58	20,000	8.53
Vested	(5,000)	8.53	—	—
Forfeited	—	—	—	—

Balance at June 30	37,600	12.17	20,000	8.53

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE L. STOCK BASED COMPENSATION — CONTINUED
As of June 30, 2007, the total remaining unrecognized compensation cost related to unvested stock awards was $399. The weighted average remaining requisite service period of the unvested stock awards was 1.82 years.
NOTE M. SHAREHOLDER RIGHTS PLAN
On May 8, 2007, the Company announced the adoption of a new stockholder rights plan. The new rights plan replaced the Company’s previous rights plan, which was adopted in 1997 and expired on May 22, 2007. Shareholders of record at the close of business on May 22, 2007 received a dividend distribution of one right for each share of common stock outstanding on that date. The rights generally will become exercisable and allow the holder to acquire the Company’s common stock at a discounted price if a person or group (other than certain institutional investors specified in the rights plan) acquires beneficial ownership of 20% or more of the Company’s outstanding common stock. Rights held by those that exceed the 20% threshold will be void.
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
NOTE N. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $238, $214, and $202, respectively.

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
NOTE O. INCOME TAXES
Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	June 30,
	2007	2006
Deferred tax assets
Inventories	$184	$203
Accrued liabilities	1,072	937
Accounts receivable	154	170
Net operating loss carry-forwards	227	195
Stock based compensation	83	46
Other	25	18

	1,745	1,569
Less valuation allowance	—	(149)

	1,745	1,420

Deferred tax liabilities
Property, plant and equipment	(130)	(76)
Gain on sale of property	(1,214)	—
Other	(1)	(4)

	(1,345)	(80)

Net deferred tax asset	$400	$1,340

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	June 30,
	2007	2006

Current deferred tax asset	$1,410	$1,338
Non-current deferred tax asset, net	—	2
Non-current deferred tax liability, net	(1,010)	—

	$400	$1,340

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE O. INCOME TAXES — CONTINUED
At the end of fiscal 2004, the Company had a state net operating loss carry-forward of $8,200, representing a deferred tax asset of $212. During fiscal 2005, the Company determined that it was more likely than not that insufficient taxable income would be generated in future years to enable the Company to fully utilize the remaining net operating loss carry-forward prior to its expiration. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax asset to its anticipated realizable value, through a charge to deferred tax expense of $149 in fiscal 2005. During the Company’s fiscal year 2007, the State of Texas’ newly enacted margin tax became effective. The legislation associated with the new margin tax allowed the Company to be able to recover the remaining state net operating loss carry-forward. As a result, the Company reversed the previously recorded valuation allowance.
The (expense) benefit for income taxes consists of the following:

	Year ended June 30,
	2007	2006	2005

Current tax (expense) benefit
Federal	$(1,895)	$(746)	$332
State	(93)	(180)	(33)
Foreign	—	66	(72)

	(1,988)	(860)	227

Deferred tax (expense) benefit	(940)	268	(100)

	$(2,928)	$(592)	$127

Income tax (expense) benefit — continuing operations	$(2,928)	$(660)	$113
Income tax benefit — discontinued operations	—	68	14

Income tax (expense) benefit	$(2,928)	$(592)	$127

The income tax (expense) benefit varies from the federal statutory rate due to the following:

	Year ended June 30,
	2007	2006	2005

Income tax (expense) benefit at federal statutory rate	$(2,991)	$(346)	$244
Decrease (increase) in income tax expense resulting from State tax, net of federal benefit	(108)	(218)	(38)
Foreign sales income exclusions	6	13	67
Effect of lower tax rate on foreign income	9	6	15
Change in valuation allowance	149	—	(149)
Other	7	(47)	(12)

Income tax (expense) benefit	$(2,928)	$(592)	$127

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE P. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if options were exercised into common stock. The following table sets forth the computation for basic and diluted earnings (loss) per share for the periods indicated (the number of shares and earnings (loss) per share have been adjusted for our two-for-one stock split in June 2007):

	Year ended June 30,
	2007	2006	2005

Net earnings (loss) from continuing operations	$5,912	$541	$(526)
Loss from discontinued operations	—	(115)	(66)

Net earnings (loss)	$5,912	$426	$(592)

Basic weighted average common shares outstanding	6,342	6,133	6,057
Effect of dilutive options and restricted stock	85	136	—

Diluted weighted average common shares outstanding	6,427	6,269	6,057

Net earnings (loss) per share — basic:
Earnings (loss) from continuing operations	$0.93	$0.09	$(0.09)
Loss from discontinued operations	—	(0.02)	(0.01)

Basic earnings (loss) per share	$0.93	$0.07	$(0.10)

Net earnings (loss) per share — diluted:
Earnings (loss) from continuing operations	$0.92	$0.09	$(0.09)
Loss from discontinued operations	—	(0.02)	(0.01)

Diluted earnings (loss) per share	$0.92	$0.07	$(0.10)

For fiscal 2006 and 2005, there were 28 and 238 stock options, respectively, excluded from the computation of diluted earnings per share because the effect was antidilutive. No stock options were antidilutive for fiscal 2007.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE Q. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
The Company has two reportable segments: Environmental Systems and Separation Filtration Systems. The main product of its Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system. The Separation Systems segment produces various types of separators and filters used for removing liquids and solids from gases and air.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the fiscal years ended June 30, 2007, 2006, and 2005 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Year ended June 30,
	2007	2006	2005

Revenues
Environmental	$27,885	$19,767	$20,591
Separation Filtration	47,256	43,644	30,472

Consolidated	$75,141	$63,411	$51,063

Operating income (loss)
Environmental	$4,968	$2,055	$2,309
Separation Filtration	6,609	5,253	1,759
Reconciling items	(3,326)	(6,562)	(4,770)

Consolidated	$8,251	$746	$(702)

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE Q. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION – CONTINUED
The Company attributes revenues from external customers to individual geographic areas based on the location of the Company’s subsidiary where the sale is recorded. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended June 30, 2007, 2006 and 2005 is as follows:

	United	United
	States	Kingdom	Eliminations	Consolidated
2007
Net sales to unaffiliated customers	$66,679	$8,462	$—	$75,141
Transfers between geographic areas	435	—	(435)	—

Total	$67,114	$8,462	$(435)	$75,141

Identifiable long-lived assets	$3,542	$205	$—	$3,747

2006
Net sales to unaffiliated customers	$53,281	$10,130	$—	$63,411
Transfers between geographic areas	503	—	(503)	—

Total	$53,784	$10,130	$(503)	$63,411

Identifiable long-lived assets	$2,088	$52	$—	$2,140

2005
Net sales to unaffiliated customers	$40,261	$10,802	$—	$51,063
Transfers between geographic areas	2,230	—	(2,230)	—

Total	$42,491	$10,802	$(2,230)	$51,063

Identifiable long-lived assets	$3,247	$68	$—	$3,315

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.
Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.
Revenues from external customers based on the location of the customer are as follows for the fiscal years ended June 30, 2007, 2006 and 2005:

Fiscal Year	United States	International	Consolidated
2007	$47,080	$28,061	$75,141
2006	$32,513	$30,898	$63,411
2005	$30,248	$20,815	$51,063
For the fiscal years ended June 30, 2007, 2006 and 2005, there were no sales to a single customer located outside the United States that accounted for 10% or more of the Company’s consolidated revenues.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE R. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION – UNAUDITED
The following tables represent the unaudited quarterly consolidated financial data of the Company for fiscal 2007 and 2006.

	Year ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$14,638	$14,091	$20,191	$26,221	$75,141
Gross profit	4,395	4,504	6,594	8,305	23,798
Operating expenses *	3,743	3,974	5,173	2,657	15,547
Operating income	652	530	1,421	5,648	8,251
Net earnings from continuing operations	451	457	982	4,022	5,912

Net earnings from discontinued operations	—	—	—	—	—
Net earnings	451	457	982	4,022	5,912

Basic earnings per share **
Net earnings from continuing operations	$0.07	$0.07	$0.15	$0.63	$0.93
Net earnings from discontinued operations	—	—	—	—	—
Net earnings	$0.07	$0.07	$0.15	$0.63	$0.93

Diluted earnings per share **
Net earnings from continuing operations	$0.07	$0.07	$0.15	$0.62	$0.92
Net earnings from discontinued operations	—	—	—	—	—
Net earnings	$0.07	$0.07	$0.15	$0.62	$0.92

*	Includes gain on sale of property of $3,501.

**	Certain earnings per share amounts may not total due to rounding.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE R. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION – UNAUDITED

	Year ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$11,642	$11,534	$18,121	$22,114	$63,411
Gross profit	2,353	3,146	5,343	6,591	17,433
Operating expenses	3,506	4,472	3,890	4,819	16,687
Operating income (loss)	(1,153)	(1,326)	1,453	1,772	746
Net earnings (loss) from continuing operations	(689)	(792)	1,003	1,019	541
Net earnings (loss) from discontinued operations	—	(33)	(88)	6	(115)
Net earnings (loss)	(689)	(825)	915	1,025	426

Basic earnings (loss) per share *
Net earnings (loss) from continuing operations	($0.11)	($0.13)	$0.16	$0.17	$0.09
Net earnings (loss) from discontinued operations	$0.00	($0.01)	($0.01)	$0.00	($0.02)
Net earnings (loss)	($0.11)	($0.14)	$0.15	$0.17	$0.07

Diluted earnings (loss) per share *
Net earnings (loss) from continuing operations	($0.11)	($0.13)	$0.16	$0.16	$0.09
Net earnings (loss) from discontinued operations	$0.00	($0.01)	($0.01)	$0.00	($0.02)
Net earnings (loss)	($0.11)	($0.14)	$0.15	$0.16	$0.07

*	Certain earnings per share amounts may not total due to rounding.

Peerless Mfg. Co. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)
NOTE S. OTHER INFORMATION
The components of accrued liabilities and other are as follows:

	Year ended June 30,
	2007	2006

Accrued start-up expense	$2,095	$1,717
Accrued compensation	1,755	1,194
Accrued professional, legal and other expenses	1,555	531
Sales and use tax payable	24	3
Other	250	397

	$5,679	$3,842

The Company’s earnings (loss) before income taxes are as follows:

	Year ended June 30,
	2007	2006	2005
Continuing operations
United States	$9,032	$1,404	$(886)
United Kingdom	(192)	(203)	247

	8,840	1,201	(639)
Discontinued operations	—	(183)	(80)

	$8,840	$1,018	$(719)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control — Integrated Framework, we concluded that internal control over financial reporting was effective as of June 30, 2007.
     Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls
     Because of its inherent limitations, management does not expect that our disclosure control and our internal control over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by Item 10 with respect to our executive officers is included in Part I of this Report. The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “Board Meetings, Committees and Compensation — Board Committees “ in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to our Code of Conduct for Directors and Employees is posted on our website at www.peerlessmfg.com in the Investor Relations section under “Corporate Governance.” The code applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. If we make any substantive amendments to the code, or grant any waivers to the code for any of our executive officers or directors, we will disclose the amendment or waiver on our website.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by Item 11 is incorporated by reference to the information included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Board Meetings, Committees and Compensation — Director Compensation” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
     The information required by Item 12 is incorporated by reference to the information included under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
     The information required by Item 13 is incorporated by reference to the information included under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by Item 14 with respect to the fees and services of Grant Thornton LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
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
Exhibits:
See the Exhibit Index, which is included in this Report beginning on page 65.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 11, 2007	PEERLESS MFG. CO.

	By:	/s/ Peter J. Burlage Peter J. Burlage Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 11, 2007.

/s/ Sherrill Stone Sherrill Stone	Chairman of the Board

/s/ Peter J. Burlage Peter J. Burlage	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Henry G. Schopfer, III Henry G. Schopfer, III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Kenneth R. Hanks Kenneth R. Hanks	Director

/s/ Robert McCashin Robert McCashin	Director

/s/ R. Clayton Mulford R. Clayton Mulford	Director

/s/ Howard G. Westerman, Jr. Howard G. Westerman, Jr.	Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3(a)	Articles of Incorporation, as amended to date (filed as Exhibit 3(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997, Commission File No. 000-05214, and incorporated herein by reference).

3(b)	Bylaws (filed as Exhibit 3(b) to our Quarterly Report on Form 10-Q, for the quarter ended December 31, 2003, and incorporated herein by reference).

3(c)	Amendment to the Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on May 23, 2006, and incorporated herein by reference).

4(a)	Rights Agreement dated May 4, 2007 between Peerless Mfg. Co. and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 4.1 to our Registration Statement on Form 8-A, dated May 8, 2007, and incorporated herein by reference).

10(a)*	Incentive Compensation Plan effective January 1, 1981, as amended January 23, 1991 (filed as Exhibit 10(b) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991, Commission File No. 000-05214, and incorporated herein by reference).

10(b)*	Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan (filed as Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997, Commission File No. 000-05214, and incorporated herein by reference).

10(c)*	Amendment to Peerless Mfg. Co. 1995 Stock Option and Restricted Stock Plan dated November 11, 1999 (filed as Exhibit 10(h) to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, Commission File No. 000-05214, and incorporated herein by reference).

10(d)*	Peerless Mfg. Co. 2001 Stock Option and Restricted Stock Plan (filed as Appendix B to our Proxy Statement on Schedule 14A dated October 24, 2001, and incorporated herein by reference).

10(e)	Credit Agreement dated as of October 30, 2003, by and between Peerless Mfg. Co. and Comerica Bank (filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10(f)	First Amendment to Credit Agreement, dated as of September 30, 2006, by and between Peerless Mfg. Co. and Comerica Bank (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on September 22, 2006, and incorporated herein by reference).

10(g)	Master Revolving Note dated as of October 30, 2003, by Peerless Mfg. Co. in favor of Comerica Bank (filed as Exhibit 10(c) to our Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2003, and incorporated herein by reference).

10(h)	Master Revolving Note dated September 30, 2006, by Peerless Mfg. Co. in favor of Comerica Bank (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on September 22, 2006, and incorporated herein by reference).

10(i)*	Amended and Restated Employment Agreement, dated March 21, 2007 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 26, 2007, and incorporated herein by reference).

10(j)*	Employment Agreement dated January 11, 2006, by and between Peerless Mfg. Co. and Sean P. McMenamin (filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, and incorporated herein by reference).

10(k)*	Employment Agreement dated October 10, 2006, by and between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10 (a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, and incorporated herein by reference).

10(l)*	Consulting Agreement dated June 29, 2006, by and between Peerless Mfg. Co. and Sherrill Stone (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 7, 2006, and incorporated herein by reference).

10(m)*	Key Employee Bonus Plan effective as of January 4, 2005 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on February 9, 2005, and

Exhibit No.	Exhibit Description
incorporated herein by reference).

10(n)*	Description of Compensation Payable to Non-Employee Directors (filed as Exhibit 10(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10(o)*	Form of Non-Employee Director Stock Option Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 9, 2005, and incorporated herein by reference).

10(p)*	Form of Executive Stock Option Agreement (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on February 9, 2005, and incorporated herein by reference).

10(q)*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 4, 2005, and incorporated herein by reference).

10(r)	Agreement for Purchase between Peerless Mfg. Co. and Dallas Rapid Area Transit (Filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006, and incorporated herein by reference).

10(s)*	Form of Director and Officer Indemnification Agreement

21	Subsidiaries of Peerless Mfg. Co.

23	Consent of Grant Thornton LLP.

24.1	Powers of Attorney for our directors and certain executive officers.

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

•	Management contract, compensatory plan or arrangement