Form 10-Q
period 2007-09-30
PEERLESS MANUFACTURING CO
filed 2007-11-08
CIK 76954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 0-33453
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2007, there were 6,469,938 shares of the Registrant’s common stock outstanding.

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
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A. “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2007. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	June 30,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,958	$17,015
Restricted cash	2,865	2,811
Accounts receivable-principally trade — net of allowance for doubtful accounts of $465 at September 30, 2007 and $465 at June 30, 2007	19,952	21,329
Inventories	6,300	3,919
Costs and earnings in excess of billings on uncompleted contracts	16,871	15,976
Deferred income taxes	1,410	1,410
Other current assets	1,950	1,646

Total current assets	73,306	64,106

Property, plant and equipment — net	3,767	3,747
Other assets	624	818

Total assets	$77,697	$68,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,308	$17,217
Billings in excess of costs and earnings on uncompleted contracts	12,246	6,970
Commissions payable	1,500	1,401
Income taxes payable	1,406	1,576
Product warranties	947	641
Accrued liabilities and other	4,518	5,679

Total current liabilities	38,925	33,484

Deferred income taxes	1,005	1,010
Other non current liabilities	930	640

Commitments and contingencies

Shareholders’ equity:
Common stock — authorized, 10,000,000 shares of $1 par value; issued and outstanding, 6,469,938 and 6,439,644 shares at September 30, 2007 and June 30, 2007, respectively	6,470	6,440
Additional paid-in capital	1,415	1,359
Accumulated other comprehensive income	468	431
Retained earnings	28,484	25,307

Total shareholders’ equity	36,837	33,537

Total liabilities and shareholders’ equity	$77,697	$68,671

See accompanying notes to condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,
	2007	2006
Revenues	$30,018	$14,638
Cost of goods sold	19,633	10,243

Gross profit	10,385	4,395

Operating expenses
Sales and marketing	2,477	1,722
Engineering and project management	1,072	833
General and administrative	2,052	1,188
	5,601	3,743

Operating income	4,784	652

Other income (expense)
Interest income	367	62
Foreign exchange gain (loss)	69	(19)
Other income (loss) — net	(9)	—

	427	43

Earnings before income taxes	5,211	695
Income tax expense	(1,825)	(244)

Net earnings	$3,386	$451

Earnings per share — basic	$0.53	$0.07

Earnings per share — diluted	$0.52	$0.07

Note: September 30, 2006 earnings per share amounts adjusted for
June 2007 two-for-one stock split in the form of a dividend.
See accompanying notes to condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$3,386	$451
Adjustments to reconcile net earnings from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	199	168
Deferred income taxes	(5)	(9)
Deferred rent expense	81	—
Bad debt expense	—	56
Provision for warranty expenses	316	69
Inventory valuation reserve	159	56
Foreign exchange (gain) loss	(69)	19
Excess tax benefits from stock-based payment arrangements	—	(109)
Stock based compensation	86	36
Changes in operating assets and liabilities of operations:
Accounts receivable	1,425	2,906
Inventories	(2,535)	(842)
Costs and earnings in excess of billings on uncompleted contracts	(848)	904
Other current assets	(301)	307
Other assets	194	(4)
Accounts payable	1,143	(3,176)
Billings in excess of costs and earnings on uncompleted contracts	5,276	548
Commissions payable	99	10
Income taxes payable	(170)	237
Product warranties	(10)	(56)
Accrued liabilities and other	(1,145)	(531)

Net cash provided by operating activities of operations	7,281	1,040
Cash flow from investing activities of operations:
Increase in restricted cash	—	(2,621)
Purchases of property and equipment	(219)	(106)

Net cash used in investing activities of operations	(219)	(2,727)
Cash flows from financing activities of operations:
Proceeds from exercise of stock options	—	446
Excess tax benefits from stock-based payment arrangements	—	109

Net cash provided by financing activities of operations	—	555

Effect of exchange rate changes on cash and cash equivalents	(119)	18

Net increase (decrease) in cash and cash equivalents	6,943	(1,114)

Cash and cash equivalents at beginning of period	17,015	6,411

Cash and cash equivalents at end of period	$23,958	$5,297

See accompanying notes to condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,
	2007	2006
Common stock
Balance at beginning of period	$6,440	$6,268
Common stock issued	30	64

Balance at end of period	6,470	6,332

Additional paid-in capital
Balance at beginning of period	1,359	9
Common stock issued with restrictions	(30)	—
Stock option exercised	—	382
Income tax benefit related to stock options exercised	—	109
Stock-based compensation expense	86	36

Balance at end of period	1,415	536

Accumulated other comprehensive income
Balance at beginning of period	431	245
Foreign currency translation adjustment	37	30

Balance at end of period	468	275

Retained earnings
Balance at beginning of period	25,307	19,395
Cumulative effect of a change in accounting principle (adoption of FIN 48)	(209)	—
Net earnings	3,386	451

Balance at end of period	28,484	19,846

Total shareholders’ equity	$36,837	$26,989

Note: September 30, 2006 common stock and additional paid-in capital amounts adjusted for
June 2007 two-for-one stock split in the form of a dividend.
See accompanying notes to condensed consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Peerless Mfg. Co. and subsidiaries (hereafter referred to as the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements of the Company as of September 30, 2007, and for the three months ended September 30, 2007 and September 30, 2006 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s fiscal year ends on June 30. References herein to fiscal 2007 and fiscal 2008 refer to our fiscal years ended June 30, 2007 and 2008, respectively.
Certain prior year amounts have been adjusted to conform to the current year presentation, specifically the share and per share information reflected in this report have been adjusted to reflect the Registrant’s two-for-one stock split in the form of a stock dividend in June 2007.
2. New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 was effective for the Company beginning July 1, 2007. Upon adoption, the Company recognized a $209 charge to beginning retained earnings as a cumulative effect of a change in accounting principle. See Note 8 – Income Taxes.
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
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
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
Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended September 30,
	2007	2006
Balance at beginning of period	$465	$462
Bad debt expense	—	56
Accounts written off, net	—	—

Balance at end of period	$465	$518

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
Principal components of inventories are as follows:

	September 30,	June 30,
	2007	2007
Material and component parts	$5,819	$3,652
Work in progress	920	613
Finished goods	252	186

	6,991	4,451

Reserve for obsolete and slow-moving inventory	(691)	(532)

	$6,300	$3,919

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
4. Inventories — Continued
Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Three months ended September 30,
	2007	2006
Balance at beginning of period	$532	$434
Additions	159	56
Amounts written off	—	—

Balance at end of period	$691	$490

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
The components of uncompleted contracts are as follows:

	September 30,	June 30,
	2007	2007
Costs incurred on uncompleted contracts and estimated earnings	$87,467	$70,527
Less billings to date	(82,842)	(61,521)

	$4,625	$9,006

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts — Continued
The components of uncompleted contracts are reflected in the balance sheets as follows:

	September 30,	June 30,
	2007	2007
Costs and earnings in excess of billings on uncompleted contracts	$16,871	$15,976
Billings in excess of costs and earnings on uncompleted contracts	(12,246)	(6,970)

	$4,625	$9,006

6. Product Warranties
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
The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of concurrent supplier warranties in place, at the time the product revenue is recognized. Revisions to the estimated product warranties are made when necessary based on changes in these factors. Product warranty activity is as follows:

	Three months ended September 30,
	2007	2006
Balance at beginning of period	$641	$626
Provision for warranty expenses	316	69
Warranty charges	(10)	(56)

Balance at end of period	$947	$639

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
7. Accrued Liabilities and Other
The components of accrued liabilities and other are as follows:

	September 30,	June 30,
	2007	2007
Accrued start-up expense	$2,519	$2,095
Accrued compensation	881	1,755
Accrued professional, legal and other expenses	427	1,555
Sales and use taxes payable	28	24
Other	663	250

	$4,518	$5,679

8. Income Taxes
The Company adopted the provisions of FIN No. 48 on July 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized an adjustment in the liability for unrecognized tax benefits of $209, which is reported as a cumulative effect of a change in accounting principle and is reported as an adjustment to the beginning balance of retained earnings. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations. As of July 1, 2007 and September 30, 2007, we had approximately $52 of accrued interest and penalties related to uncertain tax positions. The Company’s income tax years 2004 through 2007 remain open to examination by state and federal tax jurisdictions.
9. Stock Based Compensation
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
Under both plans, stock options generally vest ratably over four years, and expire ten years from date of grant. Under both plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the date of grant. Stock options granted to non-employee directors are generally exercisable on the date of grant, which is the date of the annual shareholders’ meeting. The Company recognizes stock option compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
Under both plans, restricted stock awards entitle the holder to shares of common stock when the award vests. Awards generally vest ratably over four years. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
9. Stock Based Compensation — Continued
amortized over their applicable vesting period using the straight-line method. The Company uses newly issued shares of common stock to satisfy option exercises and restricted stock awards.
As a result of the adoption of SFAS 123R, the financial results were lower than under the previous accounting method for compensation by less than $0.01 per share as shown below:

	Three months ended September 30,
	2007	2006
Earnings before income taxes	$14	$26
Net earnings	9	17
Basic and diluted net earnings per common share	$0.00	$0.00
For the Company’s stock-based compensation plans, the fair value of each stock option grant is estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.
The Company did not grant any stock options during the three months ended September 30, 2007 or during the three months ended September 30, 2006.
A summary of the option activity under the plans for the three months ended September 30, 2007 and 2006 is as follows:

	Summary of Stock Option Activity
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at June 30	147,874	$7.68	143,650	$7.01
Granted	—	—	—	—
Exercised	—	—	(32,400)	6.89
Forfeited before vesting	(8,000)	7.75	—	—
Forfeited after vesting	—	—	—	—

Balance at September 30	139,874	7.67	111,250	7.05
Exercisable at September 30	88,574	7.49	65,964	6.54
The total options outstanding at September 30, 2007 had a weighted average remaining term of 6.11 years and an aggregate intrinsic value of $2,318 based upon the closing price of the Company’s common stock on September 30, 2007. The options exercisable at September 30, 2007 had a weighted average remaining term of 5.83 years and an aggregate intrinsic value of $1,483 based upon the closing price of the Company’s common stock on September 30, 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
9. Stock Based Compensation — Continued
A summary of the status of the Company’s unvested stock options at September 30, 2007 and 2006, and changes during the three months ended September 30, 2007 and 2006 is presented below:

	Summary of Unvested Stock Options
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at June 30	59,300	$3.41	45,286	$3.38
New Grants	—	—	—	—
Vested	—	—	—	—
Forfeited	(8,000)	—	—	—

Unvested at September 30	51,300	3.43	45,286	3.38
The Company had no stock options that became vested during the three months ended September 30, 2007 and 2006.
As of September 30, 2007, the total remaining unrecognized compensation expense related to unvested stock options was $109. The weighted average remaining requisite service period of the unvested stock options was 0.91 years.
A summary of the restricted stock award activity under the plans for the three months ended September 30, 2007 and 2006 is as follows:

	Summary of Restricted Stock Awards
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at June 30	37,600	$12.17	10,000	$17.06
Granted	31,094	21.71	—	—
Vested	—	—	—	—
Forfeited	(800)	12.49	—	—

Balance at September 30	67,894	16.53	10,000	17.06
As of September 30, 2007, the total remaining unrecognized compensation expense related to unvested restricted stock awards was $992. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.88 years.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
10. Earnings Per Share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options were exercised into common stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated (the number of shares and earnings per share have been adjusted for our two-for-one stock split in June 2007):

	Three months ended September 30,
	2007	2006
Net earnings	$3,386	$451

Basic weighted average common shares outstanding	6,402,044	6,256,531
Effect of dilutive options and restricted stock awards	63,800	124,521

Diluted weighted average common shares outstanding	6,465,844	6,381,052

Earnings per share — basic	$0.53	$0.07
Earnings per share — diluted	$0.52	$0.07
No stock options were excluded in the calculation of diluted weighted average common shares for the three months ended September 30, 2007 or September 30, 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
11. Segment Information
The Company has two reportable segments: Environmental Systems and Separation Filtration Systems. The main product of the Environmental Systems segment is the Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system. The Separation Filtration Systems segment produces various types of separators and filters used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three months ended September 30, 2007 and 2006 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended September 30,
	2007	2006
Revenues
Environmental	$16,295	$4,614
Separation / Filtration	13,723	10,024

Consolidated	$30,018	$14,638

Operating income (loss)
Environmental	$4,649	$932
Separation / Filtration	2,187	908
Reconciling items	(2,052)	(1,188)

Consolidated	$4,784	$652

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
12. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for income taxes as follows:

	Three months ended September 30,
	2007	2006
Income taxes paid	$2,000	$310
Income taxes refunded	$—	$(297)
13. Lines of Credit
The Company renewed and amended its credit facility in September 2006. This credit facility is a $9,000 revolving line of credit for working capital requirements that expires on September 30, 2008. Under this facility the Company has a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. This revolving line of credit carries a floating interest rate based on the prime or Eurodollar rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets. As of September 30, 2007, the applicable rate was Eurodollar plus 2.00% (7.53%). This credit facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.
At September 30, 2007, the Company had no outstanding borrowings under the credit line, and $5,913 of outstanding stand-by letters of credit, leaving $3,087 of maximum availability under the facility and actual availability based on borrowing base calculations. As of September 30, 2007, the Company was in compliance with all financial and other covenants under this facility.
In addition, the Company’s U.K. subsidiary had a £2,600 ($5,320) debenture agreement used to facilitate the issuances of letters of credit and bank guarantees. At September 30, 2007, this facility was secured by substantially all of our U.K. subsidiary’s assets, and by a cash deposit of £1,400 ($2,865), which is recorded as restricted cash on the consolidated balance sheet. At September 30, 2007, there was £1,931 ($3,951) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. As of September 30, 2007, the Company was in compliance with all financial and other covenants under this debenture agreement.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
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
     Environmental Systems. This reporting segment represented 54.3% and 31.5% of our revenues in the first three months of fiscal 2008 and 2007, respectively. In this segment, we design, engineer, manufacture and sell environmental control systems used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, as well as organic bio-fuels such as wood products, grasses and grains, into nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM).
     Separation Filtration Systems. This reporting segment represented 45.7% and 68.5% of our revenues in the first three months of fiscal 2008 and 2007, respectively. In this segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
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

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
     Results of Operations
     The following table summarizes our results of operations as a percentage of revenues:

	Three months ended September 30,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold	65.4	70.0

Gross profit	34.6	30.0
Operating expenses	18.7	25.6

Operating Income	15.9	4.4
Other income	1.40	0.3

Earnings before income tax	17.3	4.7
Income tax expense	(6.0)	(1.6)

Net earnings	11.3%	3.1%

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
     Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Sales and marketing expenses also include travel and entertainment, advertising, promotions, trade shows, seminars, and other programs and sales commissions paid to independent sales representatives.
     Engineering and project management expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.
     General and administrative costs include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, accounting, human resources, information systems, and other administrative employees. General and administrative costs also include facility costs, insurance, audit fees, legal fees, reporting expense, professional services, and other administrative fees.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Results of Operations — Consolidated
     Revenues
     The following table summarizes consolidated revenues:

	Three months ended September 30
	2007	% of Total	2006	% of Total
Domestic	$21,052	70.1%	$7,605	52.0%
International	8,966	29.9%	7,033	48.0%

Total revenues	$30,018	100.0%	$14,638	100.0%

     We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
     For the first quarter of fiscal 2008, total revenues increased $15,380, or 105.1%, when compared to the first quarter of fiscal 2007. Domestic revenues increased $13,447 or 176.8%, in the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007. International revenues increased $1,933 or 27.5%, in the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007. The increase in our domestic revenues is primarily a result of the increase in our Environmental System sales related to power plant expansions. The increase in our international revenues is primarily related to an increase of gas separation and filtration equipment sales related to a gas transmission project.
     Gross Profit
     The following table summarizes revenues, cost of goods sold, and gross profit:

	Three months ended September 30,
	2007	% of Revenues	2006	% of Revenues
Revenues	$30,018	100.0%	$14,638	100.0%
Cost of goods sold	19,633	65.4%	10,243	70.0%

Gross profit	$10,385	34.6%	$4,395	30.0%

     For the first quarter of fiscal 2008, our gross profit increased $5,990 or 136.3% when compared to the first quarter of fiscal 2007. Our gross profit, as a percentage of revenues, increased to 34.6% for the first quarter of fiscal 2008 compared to 30.0% for the first quarter of fiscal 2007. The increase in gross margin was due mainly to a $15,380 increase in revenues. The gross profit margin was favorably impacted by increased sales of higher margin environmental products.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
     Operating Expenses
               The following table summarizes operating expenses:

	Three months ended September 30,
		% of		% of
	2007	Revenues	2006	Revenues
Sales and marketing	$2,477	8.3%	$1,722	11.8%
Engineering and project management	1,072	3.6%	833	5.7%
General and administrative	2,052	6.8%	1,188	8.1%

Total operating expenses	$5,601	18.7%	$3,743	25.6%

     For the first quarter of fiscal 2008, our operating expenses increased by $1,858, or 49.6%, when compared to the first quarter of fiscal 2007. As a percentage of revenue, these expenses decreased to 18.7% in the first quarter of fiscal 2008 from 25.6% in the first quarter of fiscal 2007, primarily as a result of the greater revenue in the current quarter. Our sales and marketing expenses were $2,477 in the first quarter of fiscal 2008 compared to $1,722 in the first quarter of fiscal 2007. Our engineering and project management expense increased to $1,072 in the first quarter of fiscal 2008 from $833 in the first quarter of fiscal 2007. Selling, marketing, engineering and project management expenses in the first quarter of fiscal 2008 increased over the first quarter of fiscal 2007 primarily due to the increased revenues and revenue related activities. Our general and administrative expenses were $2,052 in the first quarter of fiscal 2008 compared to $1,188 in the first quarter of fiscal 2007. The increase in general and administrative expenses was primarily due to increased compensation expense related to improved earnings, expense associated with a computer system upgrade, increased director compensation, and increased occupancy expenses associated with our new corporate office facility.
     Other Income and Expense
     The following table summarizes other income and expenses:

	Three months ended September 30,
	2007	% of Revenues	2006	% of Revenues
Interest income	$367	1.2%	$62	0.4%
Foreign exchange gain (loss)	69	0.2%	(19)	-0.1%
Other expense, net	(9)	0.0%	—	0.0%

Total other income	$427	1.4%	$43	0.3%

     For the first quarter of fiscal 2008, other income and expense items increased by $384, from income of $43 for the first quarter of fiscal 2007 to income of $427 for the first quarter of fiscal 2008. This change was primarily due to an increase in interest income related to increased cash generated by operating activities.
     Income Taxes
     Our effective income tax rate was 35%, for the first quarter of fiscal years 2008 and 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
     Net Earnings
     Our net earnings increased by $2,935 from a net income of $451, or 3.1% of revenues, for the first quarter of fiscal 2007, to net earnings of $3,386, or 11.3% of revenues, for the first quarter of fiscal 2008. The increase in net earnings was primarily attributable to the increased revenues in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Basic earnings per share increased from $0.07 per share for the first quarter of fiscal 2007, to $0.53 per share for the first quarter of fiscal 2008. Diluted earnings per share increased from $0.07 per share for the first quarter of fiscal 2007, to $0.52 per share for the first quarter of fiscal 2008.
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
     Environmental Systems
     The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping. This reporting segment represented 54.3% and 31.5% of our revenues for the first quarter of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Environmental Systems revenues and operating income:

	Three months ended September 30,
	2007	2006
Revenues	$16,295	$4,614
Operating income	4,649	932

Operating income as % of revenue	28.5%	20.2%
     Revenues from Environmental Systems increased in the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007. The increase was primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems. We are currently experiencing an increase in proposal levels, particularly for our products in power and refinery related projects and environmental compliance projects.
     Environmental Systems operating income in the first quarter of fiscal 2008 increased $3,717 compared to the first quarter of fiscal 2007. As a percentage of Environmental Systems revenues, operating income was 28.5% in the first quarter of fiscal 2008 compared to 20.2% in the first quarter of fiscal 2007.
     We anticipate an increase in the demand for refining capacity and power generation due to increasing energy consumption. We also expect that as additional air regulations come into effect

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
combined with this anticipated increase in demand, existing facilities will implement compliance plans, resulting in increased spending for environmental systems. In addition, the anticipated increase in demand for refining capacity and power generation increases the likelihood that new power plants will be constructed, which will require environmental systems to reduce NOx emissions. For example, in the United States, new gas-fired plants are anticipated to be constructed to meet peak power demands and new coal-fired power plants have been announced for construction over the next several years. Internationally, more power generation units are installing environmental systems in order to comply with more stringent emission standards. Worldwide expansion of refineries and gas to liquids plants combined with the global need to reduce pollution creates additional demand for environmental systems.
     Separation Filtration Systems
     The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 45.7% and 68.5% of our revenues for the first quarter of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Separation Filtration Systems revenues and operating income:

	Three months ended September 30,
	2007	2006
Revenues	$13,723	$10,024
Operating income	2,187	908

Operating income as % of revenue	15.9%	9.1%
     Separation Filtration Systems revenues increased by $3,699, or 36.9%, in the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007. Our revenues increased during the first quarter of fiscal 2008 when compared to the same period in the prior year both domestically and internationally. The increase in our revenues is attributed to increased gas transmission separation and filtration related projects.
     Separation Filtration Systems operating income in the first quarter of fiscal 2008 increased $1,279 compared to the first quarter of fiscal 2007. As a percentage of Separation Filtration Systems revenues, operating income was 15.9% in the first quarter of fiscal 2008 and 9.1% in the first quarter of fiscal 2007. The improved operating income in fiscal 2008 is primarily related to the increased revenues and gross profit.
     Strong global demand for energy is creating opportunities for our separation and filtration products. We believe the domestic and international markets for our separation products will continue to remain strong as new pipelines and gas processing facilities are developed and as nuclear power plants continue to invest in projects for life extension and additional capacity. The construction of new nuclear power plants outside the United States is also expected to provide revenue opportunities.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
     Corporate Level Expenses
     The following table summarizes corporate level expenses excluded from our segment operating results:

	Three months ended September 30,
	2007	2006
Corporate level expenses	$2,052	$1,188
     The corporate level expenses excluded from our segment operating results are corporate level general and administrative expenses. See “Operating Expenses” above for additional discussion on these expenses.
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
Backlog
     The Company’s backlog of orders was $83,000 at September 30, 2007 and $97,000 at June 30, 2007. Backlog has been calculated under our customary practice of including uncompleted orders for products that are deliverable in future periods but potentially could be changed or cancelled. The timing of our larger contracts can have a notable impact upon our backlog from period to period. Demand for separation and filtration products and environmental systems continues to improve throughout the world. See “Results of Operations – Segments” above for additional discussion.
Financial Position
     Assets. Total assets increased by $9,026, or 13.1%, from $68,671 at June 30, 2007, to $77,697 at September 30, 2007. We held cash and cash equivalents of $23,958, had working capital of $34,381 and a current liquidity ratio of 1.9-to-1.0 at September 30, 2007. This compares with cash and cash equivalents of $17,015, $30,622 in working capital, and a current liquidity ratio of 1.9-to-1.0 at June 30, 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
     Liabilities and Shareholders’ Equity. Total liabilities increased by $5,726, or 16.3%, from $35,134 at June 30, 2007 to $40,860 at September 30, 2007. This increase in liabilities related primarily to the increase in our billings in excess of costs and earnings on uncompleted contracts of $5,276. The increase in our equity of $3,300 or 9.8%, from $33,537 at June 30, 2007 to $36,837 at September 30, 2007 is primarily attributable to an increase in our net earnings. Our ratio of total liabilities-to-equity increased from 1.05-to-1.0 at June 30, 2007 to 1.11-to-1.0 at September 30, 2007, reflecting a 16.3% increase in our liabilities and a 9.8% increase in our equity during the period.
Liquidity and Capital Resources
     Our cash and cash equivalents were $23,958 as of September 30, 2007, compared to $17,015 at June 30, 2007. Cash provided by operating activities during the first three months of fiscal year 2008 was $7,281 compared to cash provided by operating activities of $1,040 during the first three months of fiscal 2007.
     Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings or the balance of cost and earnings in excess of billings, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At September 30, 2007, the balance of these working capital accounts was $6,269 compared to $13,118 at June 30, 2007, reflecting a decrease of our investment in these working capital items of $6,849. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first three months of fiscal 2008, cash used in operating activities increased as a result of an increase in material purchases for work in process, while funds were provided by an overall decrease in our accounts receivable. Additionally, during the first three months of fiscal 2008, several large projects reached milestones that allowed us to invoice our customers, generating an increase to the billings in excess of costs and earnings.
     Cash used in investing activities was $219 for the first three months of fiscal year 2008, compared to cash used in investing activities of $2,727 for the first three months of fiscal 2007. Cash used during the first three months of fiscal 2008 related primarily to purchase of property and equipment. Cash used during the first three months of fiscal 2007 related primarily to an increase in restricted cash to support a debenture agreement used by our UK subsidiary to facilitate the issuances of bank guarantees.
     No cash was provided by financing activities during the first three months of fiscal 2008. During the same period in the previous year $555 was provided from the issuance of common stock resulting from the exercise of employee stock options and the corresponding excess tax benefits associated with these stock option exercises.
     As a result of the events described above, our cash and cash equivalents during the first three months of fiscal year 2008 increased by $6,943, compared to a decrease of $1,114 in the first three months of fiscal 2007.
     On September 30, 2006, we entered into a revolving credit facility for working capital requirements. This facility expires on September 30, 2008. Under this facility, we have a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Euro rate plus or

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
minus an applicable margin, and is secured by substantially all of our assets in the United States. At September 30, 2007, the applicable rate was Euro plus 2.0% (7.53%). At September 30, 2007, the Company had no outstanding borrowings under the credit line, and $5,913 of outstanding stand-by letters of credit, leaving $3,087 of maximum availability under the facility and actual availability based on borrowing base calculations. The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of September 30, 2007, we were in compliance with all financial and other covenants under this credit facility.
     In addition, our UK subsidiary had a £2,600 ($5,320) debenture agreement used to facilitate the issuances of bank guarantees. At September 30, 2007, this facility was secured by substantially all assets of the UK subsidiary, and was secured by a cash deposit of £1,400 ($2,865). At September 30, 2007, there was £1,931 ($3,951) outstanding under this facility. As of September 30, 2007, we were in compliance with all financial and other covenants under this credit facility.
     We believe we maintain adequate liquidity to support existing operations and planned growth.
New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption, the Company recognized a $209 charge to beginning retained earnings as a cumulative effect of a change in accounting principle. See Note 8 – Income Taxes.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposures are interest rate risk and currency exchange rate risk. We currently believe our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed, for the most part, in the same currency and therefore provide a “natural hedge” against currency fluctuations. On occasion, we engage in derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies would be expected to have an immaterial impact on our consolidated results of operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivatives outstanding as of September 30, 2007.
     Since June 30, 2007, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For information regarding our exposure to certain market risks, see Item 7A “ Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2007 as filed with the Securities and Exchange Commission.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
     During the quarter ended September 30, 2007, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission.
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
SEPTEMBER 30, 2007
(Amounts in thousands, except share and per share amounts)
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.
Date: November 6, 2007	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2007	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)