Form 10-Q
period 2007-12-31
PEERLESS MANUFACTURING CO
filed 2008-02-11
CIK 76954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2007
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of February 1, 2008, there were 6,484,338 shares of the Registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	June 30,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,820	$17,015
Restricted cash	2,782	2,811
Accounts receivable-principally trade — net of allowance for doubtful accounts of $465 at December 31, 2007 and June 30, 2007	19,752	21,329
Inventories	5,778	3,919
Costs and earnings in excess of billings on uncompleted contracts	25,917	15,976
Deferred income taxes	1,393	1,410
Other current assets	1,547	1,646

Total current assets	83,989	64,106

Property, plant and equipment — net	3,930	3,747
Other assets	229	818

Total assets	$88,148	$68,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,854	$17,217
Billings in excess of costs and earnings on uncompleted contracts	7,658	6,970
Commissions payable	1,955	1,401
Income taxes payable	3,298	1,576
Product warranties	960	641
Accrued liabilities and other	7,578	5,679

Total current liabilities	45,303	33,484

Deferred income taxes	1,005	1,010
Other non current liabilities	947	640

Commitments and contingencies

Shareholders’ equity:
Common stock — authorized, 10,000,000 shares of $1 par value; issued and outstanding, 6,484,338 and 6,439,644 shares at December 31, 2007 and June 30, 2007, respectively	6,484	6,440
Additional paid-in capital	1,967	1,359
Accumulated other comprehensive income	408	431
Retained earnings	32,034	25,307

Total shareholders’ equity	40,893	33,537

Total liabilities and shareholders’ equity	$88,148	$68,671

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	$37,086	$14,091	$67,104	$28,729
Cost of goods sold	24,668	9,587	44,301	19,830

Gross profit	12,418	4,504	22,803	8,899

Operating expenses
Sales and marketing	3,036	1,597	5,453	3,266
Engineering and project management	1,319	1,002	2,451	1,888
General and administrative	2,821	1,375	4,873	2,563

	7,176	3,974	12,777	7,717

Operating income	5,242	530	10,026	1,182

Other income (expense)
Interest income	315	73	682	135
Foreign exchange gain (loss)	(102)	101	(33)	82
Other income (loss) — net	—	—	(9)	—

	213	174	640	217

Earnings before income taxes	5,455	704	10,666	1,399
Income tax expense	(1,905)	(247)	(3,730)	(491)

Net earnings	$3,550	$457	$6,936	$908

Earnings per share — basic	$0.55	$0.07	$1.08	$0.14

Earnings per share — diluted	$0.55	$0.07	$1.07	$0.14

Note: December 31, 2006 earnings per share amounts adjusted for
June 2007 two-for-one stock split in the form of a dividend.
See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended December 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$6,936	$908
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	386	339
Deferred income taxes	12	(4)
Deferred rent expense	98	—
Provision for warranty expenses	335	124
Inventory valuation reserve	204	94
Foreign exchange (gain) loss	33	(82)
Stock based compensation	610	126
Excess tax benefits from stock-based payment arrangements	(15)	(229)

Changes in operating assets and liabilities:
Accounts receivable	1,557	1,850
Inventories	(2,065)	(694)
Costs and earnings in excess of billings on uncompleted contracts	(9,987)	2,647
Other current assets	98	368
Other assets	589	22
Accounts payable	6,612	(3,902)
Billings in excess of costs and earnings on uncompleted contracts	688	215
Commissions payable	554	(226)
Product warranties	(16)	(92)
Income taxes payable	1,737	325
Accrued liabilities and other	1,898	(89)

Net cash provided by operating activities:	10,264	1,700

Cash flow from investing activities:
Increase in restricted cash	—	(2,741)
Purchases of property and equipment	(569)	(183)

Net cash used in investing activities:	(569)	(2,924)

Cash flows from financing activities:
Proceeds from exercise of stock options	27	744
Excess tax benefits from stock-based payment arrangements	15	229

Net cash provided by financing activities	42	973

Effect of exchange rate changes on cash and cash equivalents	68	83
Net increase (decrease) in cash and cash equivalents	9,805	(168)
Cash and cash equivalents at beginning of period	17,015	6,411

Cash and cash equivalents at end of period	$26,820	$6,243

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six months ended December 31,
	2007	2006
Common stock
Balance at beginning of period	$6,440	$6,268
Common stock issued	$42
Stock options exercised	2	118

Balance at end of period	6,484	6,386

Additional paid-in capital
Balance at beginning of period	1,359	9
Common stock issued	390	—
Stock options exercised	25	626
Income tax benefit related to stock options exercised	15	229
Stock-based compensation expense	178	126

Balance at end of period	1,967	990

Accumulated other comprehensive income
Balance at beginning of period	431	245
Foreign currency translation adjustment	(23)	131

Balance at end of period	408	376

Retained earnings
Balance at beginning of period	25,307	19,395
Cumulative effect of a change in accounting principle (adoption of FIN No. 48)	(209)	—
Net earnings	6,936	908

Balance at end of period	32,034	20,303

Total shareholders’ equity	$40,893	$28,055

Note: December 31, 2006 common stock and additional paid-in capital amounts adjusted for
June 2007 two-for-one stock split in the form of a dividend.
See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
1. Basis of Presentation
The accompanying consolidated financial statements of Peerless Mfg. Co. and subsidiaries (hereafter referred to as the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of December 31, 2007, and for the three and six months ended December 31, 2007 and December 31, 2006 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s fiscal year ends on June 30. References herein to fiscal 2007 and fiscal 2008 refer to our fiscal years ended June 30, 2007 and 2008, respectively.
Certain prior year amounts have been adjusted to conform to the current year presentation. Specifically the share and per share information reflected in this report have been adjusted to reflect the Registrant’s two-for-one stock split in the form of a stock dividend in June 2007, and reclassification of certain expenses from sales and marketing expense to engineering and project management expense.
2. New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 was effective for the Company beginning July 1, 2007. Upon adoption, the Company recognized a $209 charge to beginning retained earnings as a cumulative effect of a change in accounting principle. See Note 8 — Income Taxes.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position, statements of earnings, and cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow the Company to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and has

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
2. New Account Standards — Continued
not yet determined the financial assets and liabilities, if any, for which the fair value option may be elected or the potential impact on the consolidated financial statements, if such election were made.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”) which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will be adopted on July 1, 2009 at the beginning of the 2010 fiscal year.
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
Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Balance at beginning of period	$465	$518	$465	$462
Bad debt expense	—	(56)	—	—
Accounts written off, net	—	—	—	—

Balance at end of period	$465	$462	$465	$462

4. Inventories
Inventories are valued at lower of cost or market. Cost is determined by the first-in first-out (FIFO) method, including material, labor and factory overhead. The Company regularly reviews the value of inventory on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
4. Inventories — Continued
Principal components of inventories are as follows:

	December 31,	June 30,
	2007	2007

Raw material and component parts	$4,374	$3,652
Work in progress	1,804	613
Finished goods	242	186

	6,420	4,451
Inventory reserves	(642)	(532)

	$5,778	$3,919

Changes in the Company’s inventory reserve are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Balance at beginning of period	$691	$490	$532	$434
Additions	45	38	204	94
Amounts written off	(94)	—	(94)	—

Balance at end of period	$642	$528	$642	$528

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
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts — Continued
completion method. Revenues under the completed contract method are recognized upon shipment of the product.
The components of uncompleted contracts are as follows:

	December 31,	June 30,
	2007	2007
Costs incurred on uncompleted contracts and estimated earnings	$116,935	$70,527
Less billings to date	(98,676)	(61,521)

	$18,259	$9,006

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	December 31,	June 30,
	2007	2007
Costs and earnings in excess of billings on uncompleted contracts	$25,917	$15,976
Billings in excess of costs and earnings on uncompleted contracts	(7,658)	(6,970)

	$18,259	$9,006

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

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
6. Product Warranties — Continued

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Balance at beginning of period	$947	$639	$641	$626
Provision for warranty expenses	19	55	335	124
Warranty charges	(6)	(36)	(16)	(92)

Balance at end of period	$960	$658	$960	$658

7. Accrued Liabilities and Other
The components of accrued liabilities and other are as follows:

	December 31,	June 30,
	2007	2007
Accrued start-up expense	$3,323	$2,095
Accrued compensation	1,695	1,755
Accrued professional, legal and other expenses	581	1,555
Sales and use taxes payable	28	24
Other	1,951	250

	$7,578	$5,679

8. Income Taxes
The Company adopted the provisions of FIN No. 48 on July 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized an adjustment in the liability for unrecognized tax benefits of $209, which is reported as a cumulative effect of a change in accounting principle and is reported as an adjustment to the beginning balance of retained earnings. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations. As of July 1, 2007 and December 31, 2007, we had approximately $52 and $57, respectively, of accrued interest and penalties related to uncertain tax positions. The Company’s income tax years 2004 through 2007 remain open to examination by state and federal tax jurisdictions.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
9. Comprehensive Income
Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distribution to owners. The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net earnings from continuing operations	$3,550	$457	$6,936	$908
Foreign currency translation adjustment	(60)	101	(23)	131

Comprehensive income	$3,490	$558	$6,913	$1,039

10. Stock Based Compensation
The Company has three stock incentive plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provided for a maximum of 480,000 shares of common stock to be issued. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provided for a maximum of 500,000 shares of common stock to be issued. In November 2007, the Company adopted a stock option and restricted stock plan (the “2007 Plan”), which provided for a maximum of 900,000 shares of common stock to be issued. Shares are available for grant only under the 2007 Plan.
Under all plans, stock options generally vest ratably over four years, and expire ten years from date of grant. Under all plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the date of grant. The Company recognizes stock option compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
Under all plans, restricted stock awards entitle the holder to shares of common stock when the award vests. Awards made to employees generally vest ratably over four years. Awards made to non-employee directors generally vest on the grant date. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over their applicable vesting period using the straight-line method. The Company uses newly issued shares of common stock to satisfy option exercises and restricted stock awards.
For the Company’s stock-based compensation plans, the fair value of each stock option grant is estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.
The Company did not grant any stock options during the three months ended December 31, 2007 and granted 5,000 stock options during the three months ended December 31, 2006.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued
A summary of the option activity under the plans for the three and six months ended December 31, 2007 and 2006 is as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at July 1,	147,874	$7.68	143,650	$7.01
Granted	—	$—	—	$—
Exercised	—	$—	(32,400)	$6.89
Forfeited before vesting	(8,900)	$7.66	—	$—
Forfeited after vesting	—	$—	—	$—

Balance at September 30,	138,974	$7.68	111,250	$7.05
Granted	—	$—	5,000	$11.90
Exercised	(2,400)	$11.54	(27,488)	$5.42
Forfeited before vesting	—	$—	—	$—
Forfeited after vesting	(1,700)	$6.60	—	$—

Balance at December 31,	134,874	$7.62	88,762	$7.82
Exercisable at end of period	94,324	$7.28	49,601	$7.68
The total options outstanding at December 31, 2007 had a weighted average remaining term of 6.17 years and an aggregate intrinsic value of $2,253 based upon the closing price of the Company’s common stock on December 31, 2007. The options exercisable at December 31, 2007 had a weighted average remaining term of 5.54 years and an aggregate intrinsic value of $2,021 based upon the closing price of the Company’s common stock on December 31, 2007.
A summary of the stock options exercised during the three and six months ended December 31, 2007 and 2006 is presented below:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Total cash received	$27	$298	$27	$744
Income tax benefits	$15	$120	$15	$229
Total intrinsic value of options exercised	$64	$385	$64	$707
A summary of the status of the Company’s unvested stock options at December 31, 2007 and changes during the three and six months ended December 31, 2007 is presented below:

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
10. Stock Based Compensation — Continued

	Summary of Unvested Stock Options
	Three months ended December		Six months ended December
	31, 2007		31, 2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	50,400	$3.41	59,300	$3.41
New grants	—	—	—	—
Vested	(9,850)	3.22	(9,850)	3.22
Forfeited	—	—	(8,900)	3.31

Unvested at end of period	40,550	3.48	40,550	3.48
As of December 31, 2007, the total remaining unrecognized compensation expense related to unvested stock options was $90. The weighted average remaining requisite service period of the unvested stock options was 0.83 years.
A summary of the restricted stock award activity under the plans for the three and six months ended December 31, 2007 is as follows:

	Summary of Restricted Stock Awards
	Three months ended December		Six months ended December
	31, 2007		31, 2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at beginning of period	67,894	$16.53	37,600	$12.17
Granted	12,000	36.01	43,094	25.69
Vested	—	—	—	—
Forfeited	—	—	(800)	12.49

Balance at end of period	79,894	17.06	79,894	17.06
As of December 31, 2007, the total remaining unrecognized compensation expense related to unvested restricted stock awards was $915. The weighted average remaining requisite service period of the unvested restricted stock awards was 1.64 years.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except per share amounts)
11. Earnings Per Share
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

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net earnings	$3,550	$457	$6,936	$908

Basic weighted average common shares outstanding	6,410	6,340	6,406	6,298
Effect of dilutive options and restricted stock awards	97	63	78	94

Diluted weighted average common shares outstanding	6,507	6,403	6,484	6,392

Earnings per share — basic	$0.55	$0.07	$1.08	$0.14
Earnings per share — diluted	$0.55	$0.07	$1.07	$0.14
No stock options were excluded in the calculation of diluted weighted average common shares for the three or six months ended December 31, 2007 and December 31, 2006.
12. Segment Information
The Company has two reportable segments: Environmental Systems and Separation Filtration Systems. The main product of the Environmental Systems segment is the Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer customers an integrated system. The Separation Filtration Systems segment produces various types of separators and filters used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture,

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
12. Segment Information — Continued
sale and design of its products to the appropriate segment. Segment information and reconciliation to operating income for the three months and six months ended December 31, 2007 and 2006 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended,		Six months ended,
	December 31,		December 31,
	2007	2006	2007	2006
Revenues
Environmental	$19,869	$2,550	$36,164	$7,164
Separation / Filtration	17,217	11,541	30,940	21,565

Consolidated	$37,086	$14,091	$67,104	$28,729

Operating income (loss)
Environmental	$5,227	$(138)	$9,876	$794
Separation / Filtration	2,836	2,043	5,023	2,951
Reconciling items	(2,821)	(1,375)	(4,873)	(2,563)

Consolidated	$5,242	$530	$10,026	$1,182

13. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for income taxes as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Income tax paid	$—	$150	$2,000	$460
Income tax refunds received	$—	$297	$—	$297
14. Lines of Credit
The Company renewed and amended its credit facility in September 2006. This credit facility is a $9,000 revolving line of credit for working capital requirements that expires on September 30, 2008. Under this facility the Company has a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. This revolving line of credit carries a floating interest rate based on the prime or Eurodollar rate plus or minus an applicable margin, and is secured by substantially all of the Company’s assets. As of December 31, 2007, the applicable rate was Eurodollar plus 2.00% (7.23%). This credit facility contains financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Amounts in thousands, except share and per share amounts)
14. Lines of Credit — Continued
     At December 31, 2007, the Company had no outstanding borrowings under the credit line, and $6,100 of outstanding stand-by letters of credit, leaving $2,900 of maximum availability under the facility and $1,214 of actual availability based on borrowing base calculations. As of December 31, 2007, the Company was in compliance with all financial and other covenants under this facility.
     In addition, the Company’s U.K. subsidiary has a £2,600 ($5,166) debenture agreement used to facilitate the issuances of letters of credit and bank guarantees. At December 31, 2007, this facility was secured by substantially all of our U.K. subsidiary’s assets, and by a cash deposit of £1,400 ($2,782), which is recorded as restricted cash on the consolidated balance sheet. At December 31, 2007, there was £1,978 ($3,930) of stand-by letters of credit and bank guarantees under this debenture agreement. As of December 31, 2007, the Company was in compliance with all financial and other covenants under this debenture agreement.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
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
     Environmental Systems. This reporting segment represented 53.9% and 24.9% of our revenues in the first six months of fiscal 2008 and 2007, respectively. In this segment, we design, engineer, manufacture and sell environmental control systems used for air pollution abatement.Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, as well as organic bio-fuels such as wood products, grasses and grains, into nitrogen and water vapor. These systems are totally integrated, complete with instruments,controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM).
     Separation Filtration Systems. This reporting segment represented 46.1% and 75.1% of our revenues in the first six months of fiscal 2008 and 2007, respectively. In this segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
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

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
Results of Operations
     The following table summarizes our results of operations as a percentage of revenues:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.5	68.0	66.0	69.0

Gross profit	33.5	32.0	34.0	31.0
Operating expenses	19.3	28.2	19.1	26.9

Operating income	14.2	3.8	14.9	4.1
Other income	0.6	1.2	1.0	0.8

Earnings before income taxes	14.8	5.0	15.9	4.9
Income tax expense	(5.2)	(1.8)	(5.6)	(1.7)

Net earnings	9.6%	3.2%	10.3%	3.2%

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
     General and administrative costs include payroll, employee benefits, stock-based compensation and other employee-related costs associated with executive management, finance, accounting, human resources, information systems, and other administrative employees. General and administrative costs also include facility costs, insurance, audit fees, legal fees, reporting expense, professional services, and other administrative fees.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Results of Operations — Consolidated
     Revenues
     The following table summarizes consolidated revenues:

	Three months ended December 31,
	2007	% of Total	2006	% of Total

Domestic	$21,973	59.2%	$7,826	55.5%
International	15,113	40.8%	6,265	44.5%

Total revenues	$37,086	100.0%	$14,091	100.0%

     We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
     For the second quarter of fiscal 2008, total revenues increased $22,995, or 163.2%, compared to the second quarter of fiscal 2007. Domestic revenues increased $14,147, or 180.8%, in the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007. International revenues increased $8,848, or 141.2%, in the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007. The increase in our domestic revenues is primarily a result of the increase in our Environmental Systems sales related to power plant expansions. The increase in our international revenues is primarily related to an increase of gas separation and filtration equipment sales related to a gas transmission project.
     Gross Profit
     The following table summarizes revenues, cost of goods sold, and gross profit:

	Three months ended December 31,
	2007	% of Revenues	2006	% of Revenues

Revenues	$37,086	100.0%	$14,091	100.0%
Cost of goods sold	24,668	66.5%	9,587	68.0%

Gross profit	$12,418	33.5%	$4,504	32.0%

     For the second quarter of fiscal 2008, our gross profit increased $7,914, or 175.7%, compared to the second quarter of fiscal 2007. Our gross profit, as a percentage of revenues, increased to 33.5% for the second quarter of fiscal 2008 compared to 32.0% for the second quarter of fiscal 2007. The increase in gross profit was due mainly to a $22,995 increase in revenues. The gross profit margin percentage was favorably impacted by increased sales of higher margin Environmental products.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
     Operating Expenses
          The following table summarizes operating expenses:

	Three months ended December 31,
	2007	% of Revenues	2006	% of Revenues

Sales and marketing	$3,036	8.2%	$1,597	11.3%
Engineering & project management	1,319	3.5%	1,002	7.1%
General and administrative	2,821	7.6%	1,375	9.8%

Total operating expenses	$7,176	19.3%	$3,974	28.2%

     For the second quarter of fiscal 2008, our operating expenses increased $3,202 over the second quarter of fiscal 2007. As a percentage of revenue, these expenses decreased to 19.3% in the second quarter of fiscal 2008 from 28.2% in the second quarter of fiscal 2007, primarily as a result of the greater revenue in the current quarter. Our sales and marketing expenses increased $1,439 in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to commissions and other selling related expenses associated with the greater revenue in the current quarter. Our engineering and project management expense increased $317 in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to the support activities associated with the increased revenue in the current quarter. Our general and administrative expenses increased $1,446 in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to increased compensation expense related to improved earnings, expense associated with a computer system upgrade, increased director compensation, and higher expenses associated with our annual meeting.
     Other Income and Expense
     The following table summarizes other income and expense:

	Three months ended December 31,
	2007	% of Revenues	2006	% of Revenues

Interest income	$315	0.9%	$73	0.5%
Foreign exchange gain (loss)	(102)	(0.3)%	101	0.7%
Other income, net	—	0.0%	—	0.0%

Total other income	$213	0.6%	$174	1.2%

     For the second quarter of fiscal 2008, other income and expense items increased by $39, from income of $174 for the second quarter of fiscal 2007 to income of $213 for the second quarter of fiscal 2008. This change was primarily due to an increase in interest income related to higher cash balances. The increased interest income was partially offset by foreign exchange losses.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
      Income Taxes
     Our effective income tax rate was 35% for the second quarter of fiscal years 2008 and 2007.
      Net Earnings
     Our net earnings increased by $3,093 from a net income of $457, or 3.2% of revenues, in the second quarter of fiscal 2007, to net earnings of $3,550, or 9.6% of revenues, for the second quarter of fiscal 2008. The increase in net earnings was primarily attributable to the increased revenues in the current quarter. Basic and diluted earnings per share increased from $0.07 per share for the second quarter of fiscal 2007, to $0.55 per share for the second quarter of fiscal 2008.
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
      Environmental Systems
     The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping. This reporting segment represented 53.6% and 18.1% of our revenues for the second quarter of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Environmental Systems revenues and operating income:

	Three months ended December 31,
	2007	2006

Revenues	$19,869	$2,550
Operating income (loss)	$5,227	$(138)

Operating income (loss) as % of revenues	26.3%	(5.4)%
     Revenues from Environmental Systems increased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems. Environmental Systems segment second quarter fiscal 2008 revenue includes $10.5 million from a large project that began in the fourth quarter of fiscal 2007.
     Environmental Systems operating income in the second quarter of fiscal 2008 increased $5,365 compared to the second quarter of fiscal 2007. As a percentage of Environmental Systems revenues, operating income was 26.3% in the second quarter of fiscal 2008 compared to (5.4)% in the second quarter of fiscal 2007. The improved operating income is attributable to the increased revenue.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
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
      Separation Filtration Systems
     The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 46.4% and 81.9% of our revenues for the second quarter of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Separation Filtration Systems revenues and operating income:

	Three months ended December 31,
	2007	2006

Revenues	$17,217	$11,541
Operating income	$2,836	$2,043

Operating income as % of revenues	16.5%	17.7%
     Separation Filtration Systems revenues increased by $5,676, or 49.2%, in the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007. In this segment, our international revenues increased compared to the prior year period while our domestic revenues decreased slightly from the prior year period. The increase in our international revenues is attributed to increased gas transmission separation and filtration related projects. Separation Systems segment second quarter fiscal 2008 revenue includes $5.7 million from a large project that began in the fourth quarter of fiscal 2007.
     Separation Filtration Systems operating income in the second quarter of fiscal 2008 increased $793 compared to the second quarter of fiscal 2007. As a percentage of Separation Filtration Systems revenues, operating income was 16.5% in the second quarter of fiscal 2008 and 17.7% in the second quarter of fiscal 2007. The increased operating income in fiscal 2008 is primarily related to the increased revenues and gross profit. The decrease in operating income, as a percentage of revenue, is primarily related to a change in the mix of product sold.
     Strong global demand for energy is creating opportunities for our separation and filtration products. We believe the domestic and international markets for our separation products will continue to remain strong as new pipelines and gas processing facilities are developed and as nuclear power

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
plants continue to invest in projects for life extension and additional capacity. The construction of new nuclear power plants outside the United States is also expected to provide revenue opportunities.
      Corporate Level Expenses
     Corporate level expenses were $2,821 and $1,375 for the three months ended December 31, 2007 and 2006, respectively. Corporate level general and administrative expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion on these expenses.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006
Results of Operations — Consolidated
      Revenues
     The following table summarizes consolidated revenues:

	Six months ended December 31,
	2007	% of Total	2006	% of Total

Domestic	$43,025	64.1%	$15,431	53.7%
International	24,079	35.9%	13,298	46.3%

Total revenues	$67,104	100.0%	$28,729	100.0%

     We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
     For the first six months of fiscal 2008, total revenues increased $38,375, or 133.6%, compared to the first six months of fiscal 2007. Domestic revenues increased $27,594, or 178.8%, in the first six months of fiscal 2008 when compared to the first half of fiscal 2007. International revenues increased $10,781, or 81.1%, in the first six months of fiscal 2008 when compared to the first six months of fiscal 2007. The increase in our domestic revenues is primarily a result of the increase in our Environmental Systems sales related to power plant expansions. The increase in our international revenues is primarily related to an increase of gas separation and filtration equipment sales related to a gas transmission project.
      Gross Profit
     The following table summarizes revenues, cost of goods sold, and gross profit:

	Six months ended December 31,
	2007	% of Revenues	2006	% of Revenues

Revenues	$67,104	100.0%	$28,729	100.0%
Cost of goods sold	44,301	66.0%	19,830	69.0%

Gross profit	$22,803	34.0%	$8,899	31.0%

     For the first six months of fiscal 2008, our gross profit increased $13,904, or 156.2%, compared to the first six months of fiscal 2007. Our gross profit, as a percentage of revenues, increased to 34.0% for the first six months of fiscal 2008 compared to 31.0% for the first six months of fiscal 2007. The increase in gross profit was due mainly to a $38,375 increase in revenues. The gross profit margin percentage was favorably impacted by increased sales of higher margin Environmental Systems products.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
      Operating Expenses
          The following table summarizes operating expenses:

	Six months ended December 31,
	2007	% of Revenues	2006	% of Revenues

Sales and marketing	$5,453	8.1%	$3,266	11.4%
Engineering & project management	2,451	3.7%	1,888	6.6%
General and administrative	4,873	7.3%	2,563	8.9%

Total operating expenses	$12,777	19.1%	$7,717	26.9%

     For the first six months of fiscal 2008, our operating expenses increased by $5,060 compared to the first six months of fiscal 2007. As a percentage of revenue, these expenses decreased to 19.1% in the first six months of fiscal 2008 from 26.9% in the first six months of fiscal 2007, primarily as a result of the greater revenue in the current period. Our sales and marketing expenses increased $2,187 in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily due to commissions and other selling related expenses associated with the greater revenue in the current period. Our engineering and project management expense increased $563 in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily due to the support activities associated with the increased revenue in the current period. Our general and administrative expenses increased $2,310 in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The increase in general and administrative expenses was primarily due to increased incentive compensation expense related to improved earnings, expense associated with a computer system upgrade, increased director compensation, higher expenses associated with our annual meeting, and increased expenses associated with our new corporate office facility.
      Other Income and Expense
     The following table summarizes other income and expenses:

	Six months ended December 31,
	2007	% of Revenues	2006	% of Revenues

Interest income	$682	1.0%	$135	0.5%
Foreign exchange gain (loss)	(33)	0.0%	82	0.3%
Other income, net	(9)	0.0%	—	0.0%

Total other income	$640	1.0%	$217	0.8%

     For the first six months of fiscal 2008, other income and expense items increased by $423, from income of $217 for the first six months of fiscal 2007 to income of $640 for the first six months of fiscal 2008. This change was primarily due to an increase in interest income related to higher cash balances.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
     Income Taxes
     Our effective income tax rate was 35% for the first six months of fiscal years 2008 and 2007.
     Net Earnings
     Our net earnings increased by $6,028 from a net income of $908, or 3.2% of revenues, for the first six months of fiscal 2007, to net earnings of $6,936, or 10.3% of revenues, for the first six months of fiscal 2008. The increase in net earnings was primarily attributable to the increased revenues in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. Basic earnings per share increased from $0.14 per share for the first six months of fiscal 2007, to $1.08 per share for the first six months of fiscal 2008. Diluted earnings per share increased from $0.14 per share for the first six months of fiscal 2007, to $1.07 per share for the first six months of fiscal 2008.
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
     Environmental Systems
     The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping. This reporting segment represented 53.9% and 24.9% of our revenues for the first six months of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Environmental Systems revenues and operating income:

	Six months ended December 31,
	2007	2006

Revenues	$36,164	$7,164
Operating income	$9,876	$794

Operating income as % of revenues	27.3%	11.1%
     Revenues from Environmental Systems increased in the first six months of fiscal 2008 when compared to the first six months of fiscal 2007. The increase was primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems. Revenues for the Environmental Systems segment in the first six months of fiscal 2008 include $23.9 million from a large project that began in the fourth quarter of fiscal 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
     Environmental Systems operating income in the first six months of fiscal 2008 increased $9,082 compared to the first six months of fiscal 2007. As a percentage of Environmental Systems revenues, operating income was 27.3% in the first six months of fiscal 2008 compared to 11.1% in the first six months of fiscal 2007. The improved operating income is attributable to the increased revenue.
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
     Separation Filtration Systems
     The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 46.1% and 75.1% of our revenues for the first six months of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Separation Filtration Systems revenues and operating income:

	Six months ended December 31,
	2007	2006

Revenues	$30,940	$21,565
Operating income	$5,023	$2,951

Operating income as % of revenues	16.2%	13.7%
     Separation Filtration Systems revenues increased by $9,375, or 43.5%, in the first six months of fiscal 2008 when compared to the first six months of fiscal 2007. Our international revenues increased during the first six months of fiscal 2008 when compared to the same period in the prior year while our domestic revenues decreased slightly. The increase in our international revenues is attributed to increased gas transmission separation and filtration related projects. Revenues for the Separation / Filtration Systems segment in the first six months include $8.5 million from a large project that began in the fourth quarter of fiscal 2007.
     Separation Filtration Systems operating income in the first six months of fiscal 2008 increased $2,072 compared to the first six months of fiscal 2007. As a percentage of Separation Filtration Systems revenues, operating income was 16.2% in the first six months of fiscal 2008 and 13.7% in the first six months of fiscal 2007. The improved operating income in fiscal 2008 is primarily related to the increased revenues and gross profit.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
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
     Corporate Level Expenses
     Corporate level expenses were $4,873 and $2,563 for the six months ended December 31, 2007 and 2006, respectively. Corporate level general and administrative expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion on these expenses.
Contingencies
     On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserted claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company. MMPP’s claims arise out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured resulting in a fire. In the complaint, MMPP did not make a specific demand for damages, but alleged that it has incurred approximately $5.7 million in costs to repair the damage as a result of the incident.
     The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007 and no appeal has yet been filed. The Company anticipates that MMPP will file a new action in Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. We believe MMPP’s claims are without merit and, with our insurance company, intend to vigorously defend this suit.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Backlog
     The Company’s backlog of orders was $69,000 at December 31, 2007, $83,000 at September 30, 2007 and $97,000 at June 30, 2007. Backlog has been calculated under our customary practice of including uncompleted orders for products that are deliverable in future periods but potentially could be changed or cancelled. The timing of our larger contracts can have a notable impact upon our backlog from period to period. Demand for separation and filtration products and environmental systems continues to improve throughout the world. See “Results of Operations — Segments” above for additional discussion.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
Financial Position
     Assets. Total assets increased by $19,477, or 28.4%, from $68,671 at June 30, 2007, to $88,148 at December 31, 2007. We held cash and cash equivalents of $26,820, had working capital of $38,686 and a current liquidity ratio of 1.9-to-1.0 at December 31, 2007. This compares with cash and cash equivalents of $17,015, $30,622 in working capital, and a current liquidity ratio of 1.9-to-1.0 at June 30, 2007.
     Liabilities and Shareholders’ Equity. Total liabilities increased by $12,121, or 34.5%, from $35,134 at June 30, 2007 to $47,255 at December 31, 2007. This increase in liabilities related primarily to the increase in our trade payables and accruals associated with the increased revenues, in addition to increased income taxes payable associated with our increased earnings. The increase in our equity of $7,356, or 21.9%, from $33,537 at June 30, 2007 to $40,893 at December 31, 2007 is primarily attributable to an increase in our net earnings. Our ratio of total liabilities-to-equity increased from 1.1-to-1.0 at June 30, 2007 to 1.2-to-1.0 at December 31, 2007, reflecting a 34.5% increase in our liabilities and a 21.9% increase in our equity during the period.
Liquidity and Capital Resources
     Our cash and cash equivalents were $26,820 as of December 31, 2007, compared to $17,015 at June 30, 2007. Cash provided by operating activities during the first six months of fiscal year 2008 was $10,264 compared to cash provided by operating activities of $1,700 during the first six months of fiscal 2007.
     Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of cost and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At December 31, 2007, the balance of these working capital accounts was $14,156 compared to $13,118 at June 30, 2007, reflecting an increase of our investment in these working capital items of $1,038. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first six months of fiscal 2008, cash used in operating activities increased as a result of an increase in material purchases for work in process, while funds were provided by an overall decrease in our accounts receivable. Additionally, during the first six months of fiscal 2008, several large projects reached milestones that allowed us to invoice our customers, generating an increase to the billings in excess of costs and earnings on uncompleted contracts.
     Cash used in investing activities was $569 for the first six months of fiscal year 2008, compared to cash used in investing activities of $2,924 for the first six months of fiscal 2007. Cash used during the first six months of fiscal 2008 related primarily to purchases of property and equipment. Cash used during the first six months of fiscal 2007 related primarily to an increase in restricted cash to support a debenture agreement used by our U.K. subsidiary to facilitate the issuances of bank guarantees.
     Cash provided by financing activities during the first six months of fiscal 2008 was $42 compared to $973 during the same period in the previous year. The cash provided by financing

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
activities in both years resulted from the issuance of common stock from the exercise of employee stock options and the corresponding excess tax benefits associated with these stock option exercises.
     As a result of the events described above, our cash and cash equivalents during the first six months of fiscal year 2008 increased by $9,805, compared to a decrease of $168 in the first six months of fiscal 2007.
     On September 30, 2006, we entered into a revolving credit facility for working capital requirements. This facility expires on September 30, 2008. Under this facility, we have a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts and 40% of eligible inventory. The facility carries a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of our assets in the United States. At December 31, 2007, the applicable rate was Euro plus 2.0% (7.23%). At December 31, 2007, the Company had no outstanding borrowings under the credit line, and $6,100 of outstanding stand-by letters of credit, leaving $2,900 of maximum availability under the facility and $1,214 of actual availability based on borrowing base calculations. The facility contains financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants. As of December 31, 2007, we were in compliance with all financial and other covenants under this credit facility.
     In addition, our U.K. subsidiary has a £2,600 ($5,166) debenture agreement used to facilitate the issuances of bank guarantees. At December 31, 2007, this facility was secured by substantially all assets of the U.K. subsidiary, and was secured by a cash deposit of £1,400 ($2,782) which is recorded as restricted cash on the consolidated balance sheets. At December 31, 2007, there was £1,978 ($3,930) of stand-by letters of credit and bank guarantees under this agreement. As of December 31, 2007, we were in compliance with all financial and other covenants under this credit facility.
     We believe we maintain adequate liquidity to support existing operations and planned growth.
New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption, the Company recognized a $209 charge to beginning retained earnings as a cumulative effect of a change in accounting principle. See Note 8 — Income Taxes.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position, statements of earnings, and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value,

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”) which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will be adopted on July 1, 2009 at the beginning of the 2010 fiscal year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposures are interest rate risk and currency exchange rate risk. We currently believe our risk to interest rate fluctuations is nominal, as our investments are short-term in nature and we are currently not borrowing under our bank credit facility. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed, for the most part, in the same currency and therefore provide a “natural hedge” against currency fluctuations. On occasion, we engage in derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies would be expected to have an immaterial impact on our consolidated results of operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivatives outstanding as of or for the period ended December 31, 2007.
     Since June 30, 2007, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For information regarding our exposure to certain market risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2007 as filed with the Securities and Exchange Commission.
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
December 31, 2007
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
     During the quarter ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
     During the quarter ended December 31, 2007 there were changes in our internal control over our financial reporting related to implementing our new ERP system. Our management has evaluated, with the participation of our President and Chief Executive Officer and Chief Financial Officer, such changes in our internal control over financial reporting and determined that such changes did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting. We continually modify and enhance our ERP System and believe the future enhancements or modifications will not have a material effect on our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes in the risk factors set forth under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2007 Annual Meeting of Shareholders was held on November 15, 2007. A total of 6,369,527 shares of our common stock, or approximately 98.4% of all shares of our common stock entitled to vote at the meeting, were represented by proxy or ballot.
     At the Annual Meeting, two Directors were elected to the Board of Directors, each to serve a three year term. The vote with respect to the election of these Directors was a follows:

		Total Vote		Annual
	Total Vote	Withheld		Meeting
	for Each	from Each	Class of	when Term
	Director	Director	Director	Expires
Kenneth R. Hanks	6,132,055	237,472	Class I	2010
R. Clayton Mulford	6,121,055	248,472	Class I	2010
     Peter J. Burlage, Robert McCashin, Sherrill Stone, and Howard G. Westerman, Jr. will continue to serve as Directors.
     At the same meeting, the Peerless Mfg. Co. 2007 Stock Incentive Plan was approved. The vote with respect to the approval of this Plan was as follows:

For	4,030,439
Against	274,996
Abstain	113,228
     At the same meeting, the amendment to the Peerless Mfg. Co. articles of incorporation was not approved. The approval of this proposal required the affirmative vote of the holders of at least two thirds of the outstanding shares of the Company’s common stock. The vote with respect to the amendment to the articles of incorporation was as follows:

For	4,111,738
Against	276,053
Abstain	30,872
     At the same meeting, the appointment by the Audit Committee of Grant Thornton LLP as our independent registered public accounting firm for fiscal 2008 was ratified by shareholders in a non-binding vote as follows:

For	6,212,723
Against	68,826
Abstain	87,978

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
Item 6. Exhibits
(a) Exhibits
     The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

10(a)	Peerless Mfg. Co. 2007 Stock Inventive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007, and incorporated herein by reference).

10(b)	Form of Nonqualified Stock Option Award Agreement under the Peerless Mfg. Co. 2007 Stock Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007, and incorporated herein by reference).

10(c)	Form of Restricted Stock Award Agreement for Employees under the Peerless Mfg. Co. 2007 Stock Incentive Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007, and incorporated herein by reference).

10(d)	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Peerless Mfg. Co. 2007 Stock Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007, and incorporated herein by reference).

31(a)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

PEERLESS MFG. CO. AND SUBSIDIARIES
December 31, 2007
(Amounts in thousands, except share and per share amounts)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.
Date: February 11, 2008	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2008	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)