Form 10-Q
period 2008-03-31
PEERLESS MANUFACTURING CO
filed 2008-05-09
CIK 76954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No  ☑
As of May 2, 2008, there were 6,483,888 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
          This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	changes in the power generation industry and/or the economy;

•	changes in the price, supply or demand for natural gas;

•	changes in current environmental legislation;

•	increased competition;

•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;

•	decreased demand for our products;

•	risks associated with our recent acquisition of Nitram Energy, Inc., including the integration of Nitram’s operations with those of Peerless and the significant indebtedness that we incurred in connection with this acquisition;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;

•	the effects of natural disasters; and

•	loss of the services of any of our senior management or other key employees.
          The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A. of Part II to this Report and Item 1A. “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2007. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	June 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,777	$17,015
Restricted cash	2,778	2,811
Accounts receivable-principally trade — net of allowance for doubtful accounts of $465 at March 31, 2008 and June 30, 2007	26,913	21,329
Inventories	6,876	3,919
Costs and earnings in excess of billings on uncompleted contracts	15,548	15,976
Deferred income taxes	1,393	1,410
Other current assets	2,742	1,646

Total current assets	80,027	64,106

Property, plant and equipment — net	3,949	3,747
Other assets	116	818

Total assets	$84,092	$68,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,297	$17,217
Billings in excess of costs and earnings on uncompleted contracts	3,741	6,970
Commissions payable	2,600	1,401
Income taxes payable	1,410	1,576
Product warranties	1,006	641
Accrued liabilities and other	8,280	5,679

Total current liabilities	38,334	33,484

Deferred income taxes	1,005	1,010
Other non current liabilities	947	640

Commitments and contingencies

Shareholders’ equity:
Common stock — authorized, 10,000,000 shares of $1 par value; issued and outstanding, 6,483,888 and 6,439,644 shares at March 31, 2008 and June 30, 2007, respectively	6,484	6,440
Additional paid-in capital	2,055	1,359
Accumulated other comprehensive income	405	431
Retained earnings	34,862	25,307

Total shareholders’ equity	43,806	33,537

Total liabilities and shareholders’ equity	$84,092	$68,671

See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues	$32,457	$20,191	$99,561	$48,920
Cost of goods sold	22,038	13,597	66,339	33,427

Gross profit	10,419	6,594	33,222	15,493

Operating expenses
Sales and marketing	2,956	2,198	8,409	5,464
Engineering and project management	1,446	1,161	3,897	3,049
General and administrative	2,431	1,814	7,304	4,377

	6,833	5,173	19,610	12,890

Operating income	3,586	1,421	13,612	2,603

Other income (expense)
Interest income	217	109	899	244
Foreign exchange gain (loss)	540	(1)	507	81
Other income (expense) — net	12	(16)	3	(16)

	769	92	1,409	309

Earnings before income taxes	4,355	1,513	15,021	2,912
Income tax expense	(1,527)	(531)	(5,257)	(1,022)

Net earnings	$2,828	$982	$9,764	$1,890

Earnings per share — basic	$0.44	$0.15	$1.52	$0.30

Earnings per share — diluted	$0.43	$0.15	$1.50	$0.29

Note: March 31, 2007 earnings per share amounts adjusted for
June 2007 two-for-one stock split in the form of a dividend.
See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$9,764	$1,890
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	588	481
Deferred income taxes	(10)	(23)
Deferred rent expense	84	—
Provision for warranty expenses	381	97
Inventory valuation reserve	331	127
Gain on sale of property	(12)	—
Foreign exchange gain	(507)	(81)
Stock based compensation	688	179
Excess tax benefits from stock-based payment arrangements	(19)	(248)

Changes in operating assets and liabilities:
Accounts receivable	(5,350)	(7,933)
Inventories	(3,285)	(470)
Costs and earnings in excess of billings on uncompleted contracts	428	2,517
Other current assets	(1,091)	(350)
Other assets	724	(175)
Accounts payable	4,158	(2,621)
Billings in excess of costs and earnings on uncompleted contracts	(3,229)	5,187
Commissions payable	1,199	(100)
Product warranties	(16)	(166)
Income taxes payable	(147)	855
Accrued liabilities and other	2,735	250

Net cash provided by (used in) operating activities:	7,414	(584)

Cash flow from investing activities:
Increase in restricted cash	—	(2,755)
Purchases of property and equipment	(790)	(348)
Proceeds from sale of property	12	—

Net cash used in investing activities:	(778)	(3,103)

Cash flows from financing activities:
Proceeds from exercise of stock options	33	887
Excess tax benefits from stock-based payment arrangements	19	248

Net cash provided by financing activities	52	1,135

Effect of exchange rate changes on cash and cash equivalents	74	71
Net increase (decrease) in cash and cash equivalents	6,762	(2,481)
Cash and cash equivalents at beginning of period	17,015	6,411

Cash and cash equivalents at end of period	$23,777	$3,930

See accompanying notes to the consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine months ended March 31,
	2008	2007
Common stock
Balance at beginning of period	$6,440	$6,268
Common stock issued	41	16
Stock options exercised	3	136

Balance at end of period	6,484	6,420

Additional paid-in capital
Balance at beginning of period	1,359	9
Common stock issued	376	—
Stock options exercised	30	751
Income tax benefit related to stock options exercised	19	248
Stock-based compensation expense	271	163

Balance at end of period	2,055	1,171

Accumulated other comprehensive income
Balance at beginning of period	431	245
Foreign currency translation adjustment	(26)	144

Balance at end of period	405	389

Retained earnings
Balance at beginning of period	25,307	19,395
Cumulative effect of a change in accounting principle (adoption of FIN No. 48)	(209)	—
Net earnings	9,764	1,890

Balance at end of period	34,862	21,285

Total shareholders’ equity	$43,806	$29,265

Note: March 31, 2007 common stock and additional paid-in capital amounts adjusted for
June 2007 two-for-one stock split in the form of a dividend.
See accompanying notes to consolidated financial statements.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
1. Basis of Presentation
The accompanying consolidated financial statements of Peerless Mfg. Co. and subsidiaries (hereafter referred to as the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements of the Company as of March 31, 2008, and for the three and nine months ended March 31, 2008 and March 31, 2007 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s fiscal year ends on June 30. References herein to fiscal 2007 and fiscal 2008 refer to our fiscal years ended June 30, 2007 and 2008, respectively.
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
2. New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 was effective for the Company beginning July 1, 2007. Upon adoption, the Company recognized a $209 charge to beginning retained earnings as a cumulative effect of a change in accounting principle. See Note 8 — Income Taxes.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, "Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 delays the effective date for certain items to July 1, 2009. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position, statements of earnings and cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow the Company to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
2. New Accounting Standards — Continued
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”) which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will be adopted on July 1, 2009 at the beginning of the 2010 fiscal year.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.
3. Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.
4. Inventories
Inventories are valued at lower of cost or market. Cost is determined by the first-in first-out (FIFO) method, including material, labor and factory overhead. The Company regularly reviews the value of inventory on hand, using specific aging categories, and records a provision for obsolete and slow-

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
4. Inventories — Continued
moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.
Principal components of inventories are as follows:

	March 31,	June 30,
	2008	2007
Raw material and component parts	$5,242	$3,652
Work in progress	2,129	613
Finished goods	274	186

	7,645	4,451

Inventory reserves	(769)	(532)

	$6,876	$3,919

Changes in the Company’s inventory reserves are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance at beginning of period	$642	$528	$532	$434
Additions	127	33	331	127
Amounts written off	—	—	(94)	—

Balance at end of period	$769	$561	$769	$561

5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts
The Company provides products under long-term, generally fixed-priced, contracts that may extend for periods of up to 18 months or longer in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
5. Revenue Recognition and Cost and Earnings on Uncompleted Contracts — Continued
difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.
The components of uncompleted contracts are as follows:

	March 31,	June 30,
	2008	2007
Costs incurred on uncompleted contracts and estimated earnings	$132,573	$70,527
Less billings to date	(120,766)	(61,521)

	$11,807	$9,006

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	March 31,	June 30,
	2008	2007
Costs and earnings in excess of billings on uncompleted contracts	$15,548	$15,976
Billings in excess of costs and earnings on uncompleted contracts	(3,741)	(6,970)

	$11,807	$9,006

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

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
6. Product Warranties — Continued

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance at beginning of period	$960	$658	$641	$626
Provision for warranty expenses	46	(27)	381	97
Warranty charges	—	(74)	(16)	(166)

Balance at end of period	$1,006	$557	$1,006	$557

7. Accrued Liabilities and Other
The components of accrued liabilities and other are as follows:

	March 31,	June 30,
	2008	2007
Accrued start-up expense	$3,459	$2,095
Accrued compensation	2,162	1,755
Accrued professional, legal and other expenses	363	1,555
Customer Advance Payments	1,941	88
Other	355	186

	$8,280	$5,679

8. Income Taxes
The Company adopted the provisions of FIN No. 48 on July 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized an adjustment in the liability for unrecognized tax benefits of $209, which is reported as a cumulative effect of a change in accounting principle and is reported as an adjustment to the beginning balance of retained earnings. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Earnings. As of July 1, 2007 and March 31, 2008, the Company had approximately $52 and $66, respectively, of accrued interest and penalties related to uncertain tax positions. The Company’s income tax years 2004 through 2007 remain open to examination by state and federal tax jurisdictions.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
9. Comprehensive Income
Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distribution to owners. The components of comprehensive income were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net earnings from continuing operations	$2,828	$982	$9,764	$1,890
Foreign currency translation adjustment	(3)	13	(26)	144

Comprehensive income	$2,825	$995	$9,738	$2,034

10. Stock Based Compensation
The Company has three stock incentive plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provided for a maximum of 480,000 shares of common stock to be issued. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provided for a maximum of 500,000 shares of common stock to be issued. In November 2007, the Company adopted a stock option and restricted stock plan (the “2007 Plan”), which provides for a maximum of 900,000 shares of common stock to be issued. Shares are available for grant only under the 2007 Plan.
Under all plans, stock options generally vest ratably over four years and expire ten years from the date of grant. Under all plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. The Company recognizes stock option compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
Under all plans, restricted stock awards entitle the holder to shares of common stock when the award vests. Awards made to employees generally vest ratably over four years. Awards made to non-employee directors generally vest on the grant date. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. The Company uses newly issued shares of common stock to satisfy option exercises and restricted stock awards.
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
The Company did not grant any stock options during the three months ended March 31, 2008 or the three months ended March 31, 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
10. Stock Based Compensation — Continued
A summary of the option activity under the plans in the first three quarters of fiscal 2008 and 2007 as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at July 1,	147,874	$7.68	143,650	$7.01
Granted	—	$—	—	$—
Exercised	—	$—	(32,400)	$6.89
Forfeited before vesting	(8,900)	$7.66	—	$—
Forfeited after vesting	—	$—	—	$—

Balance at September 30,	138,974	$7.68	111,250	$7.05
Granted	—	$—	5,000	$11.90
Exercised	(2,400)	$11.54	(27,488)	$5.42
Forfeited before vesting	—	$—	—	$—
Forfeited after vesting	(1,700)	$6.60	—	$—

Balance at December 31,	134,874	$7.62	88,762	$7.82
Granted	—	$—	—	$—
Exercised	(750)	$7.26	(8,500)	$8.47
Forfeited before vesting	(1,500)	$8.55	—	$—
Forfeited after vesting	—	$—	—	$—

Balance at March 31,	132,624	$7.61	80,262	$7.76
Exercisable at end of period	109,602	$7.42	50,612	$7.64
The total number of options outstanding at March 31, 2008 had a weighted average remaining term of 5.9 years and an aggregate intrinsic value of $2,154 based upon the closing price of the Company’s common stock on March 31, 2008. The options exercisable at March 31, 2008 had a weighted average remaining term of 5.57 years and an aggregate intrinsic value of $2,034 based upon the closing price of the Company’s common stock on March 31, 2008.
A summary of the stock options exercised during the three and nine months ended March 31, 2008 and 2007 is presented below:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Total cash received	$5	$143	$33	$887
Income tax benefits	$4	$19	$19	$248
Total intrinsic value of options exercised	$16	$87	$80	$794
A summary of the status of the Company’s unvested stock options at March 31, 2008 and changes during the three and nine months ended March 31, 2008 is presented below:

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
10. Stock Based Compensation — Continued

	Summary of Unvested Stock Options
	Three months ended March 31, 2008		Nine months ended March 31, 2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	40,550	$8.41	59,300	$7.95
Granted	—	—	—	—
Vested	(16,028)	8.23	(25,878)	7.50
Forfeited	(1,500)	8.55	(10,400)	7.79

Unvested at end of period	23,022	$8.52	23,022	$8.52
As of March 31, 2008, the total remaining unrecognized compensation expense related to unvested stock options was $72. The weighted average remaining requisite service period of the unvested stock options on that date was 1.13 years.
A summary of the restricted stock award activity under the plans for the three and nine months ended March 31, 2008 is as follows:

	Summary of Restricted Stock Awards
	Three months ended March 31, 2008		Nine months March 31, 2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at beginning of period	79,894	$17.06	37,600	$12.17
Granted	—	—	43,094	25.69
Vested	—	—	—	—
Forfeited	(1,200)	12.49	(2,000)	12.49

Balance at end of period	78,694	17.06	78,694	17.06
As of March 31, 2008, the total remaining unrecognized compensation expense related to unvested restricted stock awards was $835. The weighted average remaining requisite service period of the unvested restricted stock awards on that date was 1.50 years.
11. Earnings Per Share
Basic earnings per share have been computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if these options were exercised. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated (the number of shares and earnings per share have been adjusted for our two-for-one stock split in June 2007):

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
11. Earnings Per Share — Continued

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net earnings	$2,828	$982	$9,764	$1,890

Basic weighted average common shares outstanding	6,425	6,379	6,412	6,325
Effect of dilutive options and restricted stock awards	152	69	103	86

Diluted weighted average common shares outstanding	6,577	6,448	6,515	6,411

Earnings per share — basic	$0.44	$0.15	$1.52	$0.30
Earnings per share — diluted	$0.43	$0.15	$1.50	$0.29
No stock options were excluded in the calculation of diluted weighted average common shares for the three or nine months ended March 31, 2008 and March 31, 2007.
12. Segment Information
The Company has two reportable segments: Environmental Systems and Separation Filtration Systems. The main product of the Environmental Systems segment is the Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These environmental control systems are used for air pollution abatement and convert nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, into nitrogen and water vapor. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer customers an integrated system. The Separation Filtration Systems segment produces various types of separators and filters used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture,

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
12. Segment Information — Continued
sale and design of its products to the appropriate segment. Segment information and reconciliation to operating income for the three and nine months ended March 31, 2008 and 2007 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended,		Nine months ended,
	March 31,		March 31,
	2008	2007	2008	2007
Revenues
Environmental	$15,109	$8,847	$51,273	$16,011
Separation / Filtration	17,348	11,344	48,288	32,909

Consolidated	$32,457	$20,191	$99,561	$48,920

Operating income (loss)
Environmental	$2,476	$1,457	$12,352	$2,251
Separation / Filtration	3,541	1,778	8,564	4,729
Reconciling items	(2,431)	(1,814)	(7,304)	(4,377)

Consolidated	$3,586	$1,421	$13,612	$2,603

13. Supplemental Cash Flow Information
Net cash flows from operating activities reflect cash payments for income taxes as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Income tax paid	$3,400	$21	$5,400	$481
Income tax refunds received	$—	$—	$—	$(297)
14. Lines of Credit
At March 31, 2008, the Company had a $9,000 revolving line of credit for working capital requirements. This facility was terminated on April 30, 2008 in connection with the financing of our acquisition of Nitram Energy, Inc. See Note 15 for additional information. Under this facility the Company had a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts plus 40% of eligible inventory. This revolving line of credit carried a floating interest rate based on the prime or Eurodollar rate plus or minus an applicable margin, and was secured by substantially all of the Company’s assets. As of March 31, 2008, the applicable rate was Eurodollar plus 2.00% (4.87%). This credit facility contained financial covenants, restrictions on capital expenditures, acquisitions, asset dispositions, and additional debt, as well as other customary covenants.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
14. Lines of Credit — Continued
At March 31, 2008, the Company had no outstanding borrowings under this credit line, and $6,984 of outstanding stand-by letters of credit, leaving $2,016 of maximum availability under the facility and $2,016 of actual availability based on borrowing base calculations. As of March 31, 2008, the Company was in compliance with all financial and other covenants under this facility.
In addition, the Company’s U.K. subsidiary has a £2,600 ($5,160) debenture agreement used to facilitate the issuances of letters of credit and bank guarantees. At March 31, 2008, this facility was secured by substantially all of our U.K. subsidiary’s assets, and by a cash deposit of £1,400 ($2,778), which is recorded as restricted cash on the consolidated balance sheet. At March 31, 2008, there was £2,393 ($4,749) of stand-by letters of credit and bank guarantees under this debenture agreement. As of March 31, 2008, the Company was in compliance with all financial and other covenants under this debenture agreement.
15. Subsequent Events
On April 30, 2008, the Company acquired all outstanding shares of Nitram Energy, Inc. for $65 million in cash, and incurred approximately $5 million in transaction costs associated with the acquisition and related financings. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc. and Alco Products. Burgess-Manning manufactures custom-designed gas/liquid and gas/solid separators, pulsation dampeners and silencers. Bos-Hatten manufactures custom-designed shell and tube heat exchangers. Alco Products manufactures custom-designed hairpin-style specialty heat exchangers. These businesses principally serve the oil/natural gas, chemical/petrochemical and power generation industries. Nitram owns manufacturing facilities in Wichita Falls and Cisco, Texas. For its fiscal year ended September 30, 2007, Nitram had revenues of approximately $57 million and operating income of approximately $7.5 million.
Concurrent with closing this acquisition, the Company terminated its existing credit agreement and with certain of its domestic subsidiaries (as co-borrowers) entered into a new $60 million senior secured credit agreement with a $40 million secured term loan and a $20 million revolving credit facility. At the closing, the Company borrowed $40 million under the term loan to pay a portion of the consideration for the acquisition of all outstanding shares of Nitram and transaction costs in connection with this acquisition and related financings. The term loan and borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and its domestic subsidiaries and contain financial and other covenants, including restrictions on additional debt, capital expenditures and acquisitions and dispositions, as well as other customary covenants.
The term loan matures on March 31, 2013. Interest under the term loan is payable quarterly at a floating rate equal to either (a) prime plus a margin of between 50 to 125 basis points based on the Company’s consolidated total leverage (“CTL”) ratio or (b) LIBOR plus a margin of between 275 and 350 basis points based on our CTL ratio. The term loan requires quarterly principal payments of $1.0 million through April 1, 2011 and $1.5 million thereafter through April 1, 2013, with the balance of the term loan due at maturity. The term loan also requires additional principal payments based upon the Company’s cash flow beginning in fiscal 2009, the net proceeds of certain asset sales and the issuance by the Company of additional equity securities or subordinated debt. The term loan also requires that the Company enter into an interest rate protection agreement for a minimum of 50% of the term loan by August 28, 2008.

PEERLESS MFG. CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Amounts in thousands, except per share amounts)
15. Subsequent Events — Continued
The revolving credit facility matures on April 30, 2011. Interest under the revolving credit facility is payable quarterly at a floating rate equal to either (a) prime plus a margin of between 25 and 100 basis points based on the Company’s CTL ratio or (b) LIBOR plus a margin of between 225 and 300 basis points based on the Company’s CTL ratio. Under this revolving facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20 million or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base).
Additionally, concurrent with closing the acquisition, the Company and certain of its domestic subsidiaries (as co-borrows) issued a $20 million subordinated note. The proceeds from the issuance of the note were used to pay a portion of the consideration for the acquisition of all outstanding shares of Nitram and the transaction costs in connection with this acquisition and the related financings. The subordinated note matures on April 29, 2013. Interest on the subordinated note is payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated note. The terms of the note permit the lender to require mandatory reductions in the principal amount of the note from the net proceeds of the issuance by the Company of additional equity securities. The note is also prepayable by the Company in whole or in part, at the Company’s option. Optional and mandatory prepayments require the Company to pay a fee equal to three percent of the prepayment if made on or before April 30, 2009, two percent of the prepayment if made on or after May 1, 2009 but on or before April 30, 2010 and one percent of the prepayment if made on or after May 1, 2010 but on or before April 30, 2011. The subordinated note is secured by a second lien on substantially all assets of the Company and its domestic subsidiaries and contains financial and other covenants, including restrictions on additional debt, capital expenditures and acquisitions and dispositions, as well as other customary covenants of a type similar to those contained in the senior secured credit agreement.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
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
     Environmental Systems. This reporting segment represented 51.5% and 32.7% of our revenues in the first nine months of fiscal 2008 and 2007, respectively. In this segment, we design, engineer, manufacture and sell environmental control systems used for air pollution abatement. Our main product, Selective Catalytic Reduction Systems, referred to as “SCR Systems,” is used to convert nitrogen oxide (NOx) emissions from exhaust gases, caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil, as well as organic bio-fuels such as wood products, grasses and grains, into nitrogen and water vapor. These systems are totally integrated, complete with instruments, controls and related valves and piping. In this segment, we also offer systems to reduce other pollutants, such as carbon monoxide (CO) and particulate matter (PM).
     Separation Filtration Systems. This reporting segment represented 48.5% and 67.3% of our revenues in the first nine months of fiscal 2008 and 2007, respectively. In this segment, we design, engineer, manufacture and sell specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. These products are used primarily to remove solid and liquid contaminants from natural gas, as well as saltwater aerosols from combustion intake air of shipboard gas turbine and diesel engines. Separators are also used in nuclear power plants to remove water from saturated steam.
Recent Developments
     On April 30, 2008, we acquired all outstanding shares of Nitram Energy, Inc. for $65 million in cash, and incurred approximately $5 million in transaction costs related to the acquisition. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc. and Alco Products. Burgess-Manning manufactures custom-designed gas/liquid and gas/solid separators, pulsation dampeners and silencers. Bos-Hatten manufactures custom-designed shell and tube heat exchangers. Alco Products manufactures custom-designed hairpin-style specialty heat exchangers. These businesses principally serve the oil/natural gas, chemical/petrochemical and power generation industries. Nitram owns manufacturing facilities in Wichita Falls and Cisco, Texas. For its fiscal year ended September 30, 2007, Nitram had revenues of approximately $57 million and operating income of approximately $7.5 million.
     Concurrent with closing of this acquisition, we replaced our existing credit facility with a $60 million senior secured credit agreement consisting of a $40 million secured term loan and a $20 million secured revolving credit facility. Additionally, concurrent with closing the acquisition, we issued a $20 million subordinated note. For additional information regarding the terms of these financings, see “Liquidity and Capital Resources” below.
     We expect that this acquisition and the related financing transactions will materially affect our results of operations and financial position in future periods.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
Critical Accounting Policies
     See the Company’s critical accounting policies as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Since the date of that report, there have been no material changes to our critical accounting policies.
Results of Operations
     The following table summarizes our results of operations as a percentage of revenues:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.9	67.3	66.6	68.3

Gross profit	32.1	32.7	33.4	31.7
Operating expenses	21.1	25.7	19.7	26.4

Operating income	11.0	7.0	13.7	5.3
Other income	2.4	0.5	1.4	0.7

Earnings before income taxes	13.4	7.5	15.1	6.0
Income tax expense	(4.7)	(2.6)	(5.3)	(2.1)

Net earnings	8.7%	4.9%	9.8%	3.9%

     Cost of goods sold includes manufacturing and distribution costs for products sold. Manufacturing and distribution costs include material, direct and indirect labor, manufacturing overhead, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs and other costs of our manufacturing and distribution processes. Additionally, cost of goods sold includes the costs of commissioning the equipment and warranty related costs.
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
     General and administrative costs include payroll, employee benefits, stock-based compensation and other employee-related costs associated with executive management, finance, accounting, human resources, information systems and other administrative employees. General and

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
administrative costs also include facility costs, insurance, audit fees, legal fees, reporting expense, professional services and other administrative fees.
     We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Results of Operations — Consolidated
     Revenues
     The following table summarizes consolidated revenues:

	Three months ended March 31,
	2008	% of Total	2007	% of Total
Domestic	$17,612	54.3%	$13,931	69.0%
International	14,845	45.7%	6,260	31.0%

Total revenues	$32,457	100.0%	$20,191	100.0%

     For the third quarter of fiscal 2008, total revenues increased $12,266, or 60.7%, compared to the third quarter of fiscal 2007. Domestic revenues increased $3,681, or 26.4%, in the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2007. International revenues increased $8,585, or 137.1%, in the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2007. The increase in our domestic revenues is primarily a result of the increase in our Environmental Systems sales related to power plant expansions. The increase in our international revenues is primarily related to an increase of gas separation and filtration equipment sales related to gas transmission projects.
     Gross Profit
     The following table summarizes revenues, cost of goods sold and gross profit:

	Three months ended March 31,
	2008	% of Revenues	2007	% of Revenues
Revenues	$32,457	100.0%	$20,191	100.0%
Cost of goods sold	22,038	67.9%	13,597	67.3%

Gross profit	$10,419	32.1%	$6,594	32.7%

     For the third quarter of fiscal 2008, our gross profit increased $3,825, or 58.0%, compared to the third quarter of fiscal 2007. Our gross profit, as a percentage of revenues, decreased to 32.1% for

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
the third quarter of fiscal 2008 compared to 32.7% for the third quarter of fiscal 2007. The increase in gross profit was due mainly to a $12,266 increase in revenues.
     Operating Expenses
          The following table summarizes operating expenses:

	Three months ended March 31,
	2008	% of Revenues	2007	% of Revenues
Sales and marketing	$2,956	9.1%	$2,198	10.9%
Engineering & project management	1,446	4.5%	1,161	5.7%
General and administrative	2,431	7.5%	1,814	9.0%

Total operating expenses	$6,833	21.1%	$5,173	25.6%

     For the third quarter of fiscal 2008, our operating expenses increased $1,660 over the third quarter of fiscal 2007. As a percentage of revenue, these expenses decreased to 21.1% in the third quarter of fiscal 2008 from 25.6% in the third quarter of fiscal 2007, primarily as a result of higher revenue in the current quarter. Our sales and marketing expenses increased $758 in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to commissions and other selling related expenses associated with the higher revenue in the current quarter. Our engineering and project management expenses increased $285 in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to support activities associated with increased revenue in the current quarter. Our general and administrative expenses increased $617 in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to increased compensation expense related to improved earnings.
     Other Income and Expense
     The following table summarizes other income and expense:

	Three months ended March 31,
	2008	% of Revenues	2007	% of Revenues
Interest income	$217	0.7%	$109	0.5%
Foreign exchange gain (loss)	540	1.7%	(1)	0.0%
Other income (expense), net	12	0.0%	(16)	0.0%

Total other income	$769	2.4%	$92	0.5%

     For the third quarter of fiscal 2008, other income and expense items increased by $677, primarily due to foreign exchange gains and to an increase in interest income attributable to higher cash balances.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
     Income Taxes
     Our effective income tax rate was 35% for the third quarter of fiscal years 2008 and 2007.
     Net Earnings
     Our net earnings increased by $1,846 from net income of $982, or 4.9% of revenues, in the third quarter of fiscal 2007, to net earnings of $2,828, or 8.7% of revenues, for the third quarter of fiscal 2008. The increase in net earnings was primarily attributable to increased revenues in the current quarter. Basic earnings per share increased from $0.15 per share for the third quarter of fiscal 2007, to $0.44 per share for the third quarter of fiscal 2008. Diluted earnings per share increased from $0.15 per share for the third quarter of fiscal 2007 to $0.43 per share for the third quarter of fiscal 2008.
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
     Environmental Systems
     The primary product of the Environmental Systems segment is Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These are integrated systems, with instruments, controls and related valves and piping. This reporting segment represented 46.6% and 43.8% of our revenues in the third quarter of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Environmental Systems revenues and operating income:

	Three months ended March 31,
	2008	2007
Revenues	$15,109	$8,847
Operating income	$2,476	$1,457

Operating income as % of revenues	16.4%	16.5%
     Revenues from Environmental Systems increased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems. Environmental Systems revenue in the third quarter fiscal 2008 includes $5.6 million from a large project that began in the fourth quarter of fiscal 2007.
     Environmental Systems operating income in the third quarter of fiscal 2008 increased $1,019 compared to the third quarter of fiscal 2007. As a percentage of Environmental Systems revenues, operating income was 16.4% in the third quarter of fiscal 2008 compared to 16.5% in the third quarter of fiscal 2007.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
     We expect that as additional air regulations come into effect, existing facilities will implement compliance plans, resulting in increased spending for environmental systems. We also anticipate increased demand for refining capacity and power generation due to increasing energy consumption. This anticipated increase in demand for refining capacity and power generation increases the likelihood that new power plants will be constructed, which will require environmental systems to reduce NOx emissions. For example, in the United States, new gas-fired plants are anticipated to be constructed to meet peak power demands and new coal-fired power plants have been announced for construction over the next several years. Internationally, more power generation units are installing environmental systems in order to comply with more stringent emission standards. Worldwide expansion of refineries and gas-to-liquids plants combined with the global need to reduce pollution creates additional demand for environmental systems.
     Separation Filtration Systems
          The Separation Filtration Systems segment produces specialized products known as “separators” or “filters” which are used for a variety of purposes in cleaning gases and liquids as they move through piping systems. This reporting segment represented 53.4% and 56.2% of our revenues for the third quarter of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Separation Filtration Systems revenues and operating income:

	Three months ended March 31,
	2008	2007
Revenues	$17,348	$11,344
Operating income	$3,541	$1,778

Operating income as % of revenues	20.4%	15.7%
     Separation Filtration Systems revenues increased by $6,004, or 52.9%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. International revenues increased compared to the prior year period while domestic revenues decreased slightly from the prior year period. The increase in our international revenues related to increased gas transmission separation and filtration related projects. Separation Filtration Systems revenue in the third quarter fiscal 2008 includes $3.8 million from a large project that began in the fourth quarter of fiscal 2007.
  Separation Filtration Systems operating income in the third quarter of fiscal 2008 increased $1,763 compared to the third quarter of fiscal 2007. As a percentage of Separation Filtration Systems revenues, operating income was 20.4% in the third quarter of fiscal 2008 and 15.7% in the third quarter of fiscal 2007. The increased operating income in fiscal 2008 is primarily related to the increased revenues and gross profit. The increase in operating income, as a percentage of revenue, is primarily related to a change in the mix of product sold.
     Strong global demand for energy is continuing to create opportunities for our separation and filtration products. We believe the domestic and international markets for these products will continue to remain strong as new pipelines and gas processing facilities are developed and as nuclear power plants continue to invest in projects for life extension and additional capacity. The construction of new nuclear power plants globally is also expected to provide revenue opportunities.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
     Corporate Level Expenses
     Corporate level general and administrative expenses were $2,431 and $1,814 for the three months ended March 31, 2008 and 2007, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007
Results of Operations — Consolidated
     Revenues
     The following table summarizes consolidated revenues:

	Nine months ended March 31,
	2008	% of Total	2007	% of Total
Domestic	$60,636	60.9%	$29,362	60.0%
International	38,925	39.1%	19,558	40.0%

Total revenues	$99,561	100.0%	$48,920	100.0%

     For the first nine months of fiscal 2008, total revenues increased $50,641, or 103.5%, compared to the first nine months of fiscal 2007. Domestic revenues increased $31,274, or 106.5%, in the first nine months of fiscal 2008 when compared to the nine months of fiscal 2007. International revenues increased $19,367, or 99.0%, in the first nine months of fiscal 2008 when compared to the first nine months of fiscal 2007. The increase in our domestic revenues is primarily a result of the increase in our Environmental Systems sales related to power plant expansions. The increase in our international revenues is primarily attributable to the sale of separation and filtration equipment to a gas transmission project.
     Gross Profit
     The following table summarizes revenues, cost of goods sold and gross profit:

	Nine months ended March 31,
	2008	% of Revenues	2007	% of Revenues
Revenues	$99,561	100.0%	$48,920	100.0%
Cost of goods sold	66,339	66.6%	33,427	68.3%

Gross profit	$33,222	33.4%	$15,493	31.7%

     For the first nine months of fiscal 2008, our gross profit increased $17,729, or 114.4%, compared to the first nine months of fiscal 2007. Our gross profit, as a percentage of revenues, increased to 33.4% for the first nine months of fiscal 2008 compared to 31.7% for the first nine months of fiscal 2007. The increase in gross profit was due mainly to a $50,641 increase in revenues. The

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
gross profit margin was favorably impacted by increased sales of higher margin Environmental Systems products.
     Operating Expenses
          The following table summarizes operating expenses:

	Nine months ended March 31,
	2008	% of Revenues	2007	% of Revenues
Sales and marketing	$8,409	8.5%	$5,464	11.2%
Engineering & project management	3,897	3.9%	3,049	6.2%
General and administrative	7,304	7.3%	4,377	8.9%

Total operating expenses	$19,610	19.7%	$12,890	26.3%

     For the first nine months of fiscal 2008, our operating expenses increased by $6,720 compared to the first nine months of fiscal 2007. As a percentage of revenue, these expenses decreased to 19.7% in the first nine months of fiscal 2008 from 26.3% in the first nine months of fiscal 2007, primarily as a result of the higher revenue in the current period. Our sales and marketing expenses increased $2,945 in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily due to commissions and selling expenses associated with the increased revenue in the current period. Our engineering and project management expenses increased $848 in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 to support activities associated with the increased revenue in the current period. Our general and administrative expenses increased $2,927 in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The increase in general and administrative expenses was primarily due to increased incentive compensation expense related to improved earnings, expense associated with a computer system upgrade, increased director compensation, higher expenses related to our annual shareholder meeting, and increased expenses associated with our new corporate office facility.
     Other Income and Expense
     The following table summarizes other income and expense:

	Nine months ended March 31,
	2008	% of Revenues	2007	% of Revenues
Interest income	$899	0.9%	$244	0.5%
Foreign exchange gain	507	0.5%	81	0.1%
Other income (expense), net	3	0.0%	(16)	0.0%

Total other income	$1,409	1.4%	$309	0.6%

     For the first nine months of fiscal 2008, other income and expense increased by $1,100, primarily due to foreign exchange gains and an increase in interest income attributable to higher cash balances.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
     Income Taxes
     Our effective income tax rate was 35% for the first nine months of fiscal 2008 and 2007.
     Net Earnings
     Our net earnings increased by $7,874 from a net income of $1,890, or 3.9% of revenues, for the first nine months of fiscal 2007, to net earnings of $9,764, or 9.8% of revenues, for the first nine months of fiscal 2008. The increase in net earnings was primarily attributable to the increased revenues in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Basic earnings per share increased from $0.30 per share for the first nine months of fiscal 2007 to $1.52 per share for the first nine months of fiscal 2008. Diluted earnings per share increased from $0.29 per share for the first nine months of fiscal 2007 to $1.50 per share for the first nine months of fiscal 2008.
Results of Operations — Segments
     Environmental Systems
     The Environmental Systems segment represented 51.5% and 32.7% of our revenues for the first nine months of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Environmental Systems revenues and operating income:

	Nine months ended March 31,
	2008	2007
Revenues	$51,273	$16,011
Operating income	$12,352	$2,251

Operating income as % of revenues	24.1%	14.1%
     Revenues from Environmental Systems increased in the first nine months of fiscal 2008 primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems. Revenues for the Environmental Systems segment in the first nine months of fiscal 2008 include $29.5 million from a large project that began in the fourth quarter of fiscal 2007.
     Environmental Systems operating income in the first nine months of fiscal 2008 increased $10,101 compared to the first nine months of fiscal 2007. As a percentage of Environmental Systems revenues, operating income was 24.1% in the first nine months of fiscal 2008 compared to 14.1% in the first nine months of fiscal 2007. The improved operating income is attributable to the increased revenue.
     We also anticipate increased demand for refining capacity and power generation due to increasing energy consumption. We expect that as additional air regulations come into effect, existing facilities will implement compliance plans, resulting in increased spending for environmental systems. This anticipated increase in demand for refining capacity and power generation increases the

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
likelihood that new power plants will be constructed, which will require environmental systems to reduce NOx emissions. For example, in the United States, new gas-fired plants are anticipated to be constructed to meet peak power demands and new coal-fired power plants have been announced for construction over the next several years. Internationally, more power generation units are installing environmental systems in order to comply with more stringent emission standards. Worldwide expansion of refineries and gas-to-liquids plants combined with the global need to reduce pollution creates additional demand for environmental systems.
     Separation Filtration Systems
          The Separation Filtration Systems segment represented 48.5% and 67.3% of our revenues for the first nine months of fiscal 2008 and fiscal 2007, respectively.
     The following table summarizes Separation Filtration Systems revenues and operating income:

	Nine months ended March 31,
	2008	2007
Revenues	$48,288	$32,909
Operating income	$8,564	$4,729

Operating income as % of revenues	17.7%	14.4%
     Separation Filtration Systems revenues increased by $15,379, or 46.7%, in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. International revenues increased during the first nine months of fiscal 2008 when compared to the same period in the prior year while domestic revenues decreased slightly. The increase in our international revenues related to increased gas transmission separation and filtration related projects. Separation Filtration Systems revenue in the first nine months includes $12.3 million from a large project that began in the fourth quarter of fiscal 2007.
  Separation Filtration Systems operating income in the first nine months of fiscal 2008 increased $3,835 compared to the first nine months of fiscal 2007. As a percentage of Separation Filtration Systems revenues, operating income was 17.7% in the first nine months of fiscal 2008 and 14.4% in the first nine months of fiscal 2007.
     Strong global demand for energy is continuing to create opportunities for our separation and filtration products. We believe the domestic and international markets for these products will continue to remain strong as new pipelines and gas processing facilities are developed and as nuclear power plants continue to invest in projects for life extension and additional capacity. The construction of new nuclear power plants globally is also expected to provide revenue opportunities.
     Corporate Level Expenses
     Corporate level general and administrative expenses were $7,304 and $4,377 for the nine months ended March 31, 2008 and 2007, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
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
     The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. MMPP filed a new action in Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. We believe MMPP’s claims are without merit and, with our insurance company, intend to vigorously defend this suit.
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Backlog
     The Company’s backlog of orders was $63,000 at March 31, 2008, and $69,000 at December 31, 2007. Backlog has been calculated under our customary practice of including uncompleted orders for products that are deliverable in future periods but potentially could be changed or cancelled. The timing of our larger contracts can have a notable impact upon our backlog from period to period. Demand for separation and filtration products and environmental systems continues to improve throughout the world. See “Results of Operations — Segments” above for additional discussion.
Financial Position
          Assets. Total assets increased by $15,421, or 22.5%, from $68,671 at June 30, 2007, to $84,092 at March 31, 2008. On that date, we held cash and cash equivalents of $23,777, had working capital of $41,693 and a current liquidity ratio of 2.1-to-1.0. This compares with cash and cash equivalents of $17,015, working capital of $30,622, and a current liquidity ratio of 1.9-to-1.0 at June 30, 2007.
          Liabilities and Shareholders’ Equity. Total liabilities increased by $5,152, or 14.7%, from $35,134 at June 30, 2007 to $40,286 at March 31, 2008. This increase in liabilities related primarily to the increase in our trade payables and accruals associated with the increased revenues. The increase in our equity of $10,269, or 30.6%, from $33,537 at June 30, 2007 to $43,806 at March 31, 2008 is primarily attributable to an increase in our net earnings. Our ratio of total liabilities-to-equity decreased from 1.0-to-1.0 at June 30, 2007 to 0.9-to-1.0 at March 31, 2008, reflecting a 14.7% increase in our liabilities and a 30.6% increase in our equity during the period.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
Liquidity and Capital Resources
     Our cash and cash equivalents were $23,777 as of March 31, 2008, compared to $17,015 at June 30, 2007. Cash provided by operating activities during the first nine months of fiscal year 2008 was $7,414 compared to cash used by operating activities of $584 during the first nine months of fiscal 2007.
     Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At March 31, 2008, the balance of these working capital accounts was $17,423 compared to $13,118 at June 30, 2007, reflecting an increase of our investment in these working capital items of $4,305. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the first nine months of fiscal 2008, cash used in operating activities increased as a result of an increase in material purchases for work in process, while funds were provided by an overall decrease in our accounts receivable. Additionally, during the first nine months of fiscal 2008, several large projects reached milestones that allowed us to invoice our customers, generating an increase to the billings in excess of costs and earnings on uncompleted contracts.
     Cash used in investing activities was $778 for the first nine months of fiscal year 2008, compared to cash used in investing activities of $3,103 for the first nine months of fiscal 2007. Cash used during the first nine months of fiscal 2008 related primarily to purchases of property and equipment. Cash used during the first nine months of fiscal 2007 related primarily to an increase in restricted cash to support a debenture agreement used by our U.K. subsidiary to facilitate the issuances of bank guarantees.
     Cash provided by financing activities during the first nine months of fiscal 2008 was $52 compared to $1,135 during the same period in the previous year. The cash provided by financing activities in both years resulted from the issuance of common stock from the exercise of employee stock options and the corresponding excess tax benefits associated with these stock option exercises.
     As a result of the events described above, our cash and cash equivalents during the first nine months of fiscal year 2008 increased by $6,762, compared to a decrease of $2,481 in the first nine months of fiscal 2007.
     At March 31, 2008 we had a revolving credit facility for working capital requirements. In connection with the financing transactions related to the Nitram acquisition (described below), we terminated this credit facility on April 30, 2008. Under this facility, we had a maximum borrowing availability equal to the lesser of (i) $9,000 or (ii) 70% of eligible accounts plus 40% of eligible inventory. The facility carried a floating interest rate based on the prime or Euro rate plus or minus an applicable margin, and is secured by substantially all of our assets in the United States. At March 31, 2008, the applicable rate was Euro plus 2.0% (4.87%). At March 31, 2008, we had no outstanding borrowings under the credit line, and $6,984 of outstanding stand-by letters of credit, leaving $2,016 of maximum availability under the facility and $2,016 of actual availability based on borrowing base calculations. The facility contained financial covenants, certain restrictions on capital expenditures, acquisitions, asset dispositions, dividends and additional debt, as well as other customary covenants.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
As of March 31, 2008, we were in compliance with all financial and other covenants under this credit facility.
     In addition, our U.K. subsidiary has a £2,600 ($5,160) debenture agreement used to facilitate the issuances of bank guarantees. At March 31, 2008, this facility was secured by substantially all assets of the U.K. subsidiary, and was secured by a cash deposit of £1,400 ($2,778) which is recorded as restricted cash on the consolidated balance sheets. At March 31, 2008, there was £2,393 ($4,749) of stand-by letters of credit and bank guarantees under this agreement. As of March 31, 2008, we were in compliance with all financial and other covenants under this credit facility.
     On April 30, 2008, the Company acquired all outstanding shares of Nitram Energy, Inc. for $65 million in cash, and incurred approximately $5 million in transaction costs associated with the acquisition and related financings. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc. and Alco Products. Burgess-Manning manufactures custom-designed gas/liquid and gas/solid separators, pulsation dampeners and silencers. Bos-Hatten manufactures custom-designed shell and tube heat exchangers. Alco Products manufactures custom-designed hairpin-style specialty heat exchangers. These businesses principally serve the oil/natural gas, chemical/petrochemical and power generation industries. Nitram owns manufacturing facilities in Wichita Falls and Cisco, Texas. For its fiscal year ended September 30, 2007, Nitram had revenues of approximately $57 million and operating income of approximately $7.5 million.
     Concurrent with closing this acquisition, the Company terminated its existing credit agreement and with certain of its domestic subsidiaries (as co-borrowers) entered into a new $60 million senior secured credit agreement with a $40 million secured term loan and a $20 million revolving credit facility. At the closing, the Company borrowed $40 million under the term loan to pay a portion of the consideration for the acquisition of all outstanding shares of Nitram and transaction costs in connection with this acquisition and related financings. The term loan and borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and its domestic subsidiaries and contain financial and other covenants, including restrictions on additional debt, capital expenditures and acquisitions and dispositions, as well as other customary covenants.
     The term loan matures on March 31, 2013. Interest under the term loan is payable quarterly at a floating rate equal to either (a) prime plus a margin of between 50 to 125 basis points based on the Company’s consolidated total leverage (“CTL”) ratio or (b) LIBOR plus a margin of between 275 and 350 basis points based on our CTL ratio. The term loan requires quarterly principal payments of $1.0 million through April 1, 2011 and $1.5 million thereafter through April 1, 2013, with the balance of the term loan due at maturity. The term loan also requires additional principal payments based upon the Company’s cash flow beginning in fiscal 2009, the net proceeds of certain asset sales and the issuance by the Company of additional equity securities or subordinated debt. The term loan also requires that the Company enter into an interest rate protection agreement for a minimum of 50% of the term loan by August 28, 2008.
     The revolving credit facility matures on April 30, 2011. Interest under the revolving credit facility is payable quarterly at a floating rate equal to either (a) prime plus a margin of between 25 and 100 basis points based on the Company’s CTL ratio or (b) LIBOR plus a margin of between 225 and 300 basis points based on the Company’s CTL ratio. Under this revolving facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20 million or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base).
     Additionally, concurrent with closing the acquisition, the Company and certain of its domestic subsidiaries (as co-borrows) issued a $20 million subordinated note. The proceeds from the issuance of the note were used to pay a portion of the consideration for the acquisition of all outstanding shares of Nitram and the transaction costs in connection with this acquisition and the related financings. The subordinated note matures on April 29, 2013. Interest on the subordinated note is payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated note. The terms of the note permit the lender to require mandatory reductions in the principal amount of the note from the net proceeds of the issuance by the Company of additional equity securities. The note is also prepayable by the Company in whole or in part, at the Company’s option. Optional and mandatory prepayments require the Company to pay a fee equal to three percent of the prepayment if made on or before April 30, 2009, two percent of the prepayment if made on or after May 1, 2009 but on or before April 30, 2010 and one percent of the prepayment if made on or after May 1, 2010 but on or before April 30, 2011. The subordinated note is secured by a second lien on substantially all assets of the Company and its domestic subsidiaries and contains financial and other covenants, including restrictions on additional debt, capital expenditures and acquisitions and dispositions, as well as other customary covenants of a type similar to those contained in the senior secured credit agreement.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 delays the effective date for certain items to July 1, 2009. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position, statements of earnings and cash flows.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”) which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will be adopted on July 1, 2009 at the beginning of the 2010 fiscal year.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of the

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposures are interest rate risk and currency exchange rate risk. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed, for the most part, in the same currency and therefore provide a “natural hedge” against currency fluctuations. On occasion, we engage in derivative transactions with respect to foreign contracts that do not contain a “natural hedge,” but the impact of any fluctuation in the exchange rates in these hedged currencies would be expected to have an immaterial impact on our consolidated results of operations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any derivatives outstanding as of or for the period ended March 31, 2008.
     For additional information regarding our exposure to certain market risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2007 as filed with the Securities and Exchange Commission.
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

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     During the quarter ended March 31, 2008, there were changes in our internal control over our financial reporting related to implementing our new enterprise resource planning (ERP) system. Our management has evaluated, with the participation of our President and Chief Executive Officer and Chief Financial Officer, these changes and determined that such changes did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting. We continually modify and enhance our ERP system and believe the future enhancements or modifications will not have a material effect on our internal control over financial reporting.
     During the quarter ended March 31, 2008, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
     As a result of our recent acquisition of Nitram, the risk factors included in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 are supplemented to include the following factors:
     The acquisition of Nitram was significantly larger than any other acquisition we have made. This acquisition could disrupt our business and harm our financial condition if we are not able to successfully integrate the acquired business or if we are not able to achieve the expected benefits of this transaction.
     The Nitram acquisition is the largest and most significant acquisition in our company’s history. This acquisition will require us to integrate operations that previously operated independently. To realize the anticipated benefits of this acquisition, we will be required to implement and integrate new operations, management and financial reporting systems and controls. We may experience difficulties and higher than expected costs in integrating Nitram’s operations and implementing these systems. This integration may require significant time and attention from our management and other personnel, which may distract their attention from our day-to-day operations. Further, because we historically have not engaged in significant acquisition transactions, our senior management has very limited experience in integrating acquired businesses.
     The success of this acquisition will also depend, in part, on our ability to realize the anticipated revenue and cost savings opportunities from combining the Nitram business with our business. We cannot assure you that our financial results will meet or exceed the financial results that would have been achieved without this acquisition. If our integration of Nitram is not successful or if Nitram’s operations are less profitable than we currently anticipate, our business, financial condition and results of operations could be materially adversely affected.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
     We incurred substantial debt in connection with our acquisition of Nitram. Our substantial indebtedness and related debt service obligations could have a negative impact on our business.
     We incurred substantial debt in connection with our acquisition of Nitram, including a $40 million senior secured term loan and $20 million of secured subordinated debt. Immediately following the acquisition, we had approximately $10 million available (subject to borrowing base restrictions) for additional borrowing under our new revolving credit facility. Among other things, our substantial indebtedness and debt service obligations:
•	limit the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, investments and other general corporate purposes;
•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•	limit our ability to pay cash dividends;
•	limit our ability to dispose of subsidiaries and other assets; and
•	make us more vulnerable to economic downturns, increased competition and adverse industry conditions, which places us at a disadvantage compared to our competitors that have less indebtedness.
Restrictions in our debt agreements limit our operating and strategic flexibility.
     Prior to entering into these new debt agreements, we had no long-term debt and substantial cash balances. Our debt agreements contain covenants and events of default that, among other things, require us to satisfy financial tests and maintain financial ratios, including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum net worth requirement. Among other things, these covenants and events of default limit our ability to, or do not permit us to:
•	incur additional debt;
•	create additional liens;
•	redeem and/or prepay certain debt;
•	pay cash dividends, make other distributions or repurchase stock;
•	make acquisitions and other investments;
•	engage in specified asset sales;
•	enter into transactions with affiliates;
•	engage in mergers and acquisitions; and
•	make capital expenditures.

PEERLESS MFG. CO. AND SUBSIDIARIES
March 31, 2008
(Amounts in thousands, except per share amounts)
     Events beyond our control could affect our ability to comply with these covenants, including the required financial ratios. Failure to comply with any of these debt covenants would result in a default under these debt agreements. A default would permit lenders to accelerate the maturity of the debt under these agreements, foreclose upon our assets securing the debt and terminate any commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our debt and other obligations. In addition, the limitations imposed by these debt agreements on our ability to incur additional debt and to take other actions may significantly impair our ability to obtain other financing.
     A portion of our debt is subject to variable interest rates. If interest rates increase, our interest expense will also increase.
     We incurred $40 million of variable rate debt in connection with the Nitram acquisition. In addition, we pay interest based on variable interest rates under our new revolving credit facility. If market interest rates increase, our interest payments will increase, adversely affecting our cash flow and results of operations.

Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

2.1	Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2008, and incorporated herein by reference)

10.1	Revolving Credit and Term Loan Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008, and incorporated herein by reference)

10.2	Senior Subordinated Loan Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc. and Prospect Capital Corporation (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008, and incorporated herein by reference)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEERLESS MFG. CO.
Date: May 9, 2008	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)